Form 10-Q
INFONOW CORP /DE
filed 1996-05-20
CIK 879684

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                                     or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 0-19813

                             INFONOW CORPORATION
            (Exact name of registrant as specified in its charter)

              DELAWARE                                04-3083360
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

3131 SO. VAUGHN WAY, SUITE 134, AURORA, CO              80014
(Address of principal executive offices)             (Zip Code)

                               (303) 368-4646
            (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  [X]  Yes   [ ]  No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 5, 1996.

       Common Stock, $0.001 par value                    3,107,275
       ------------------------------                    ---------
                   Class                              Number of Shares

                             INFONOW CORPORATION

                                    INDEX


PART I.   FINANCIAL INFORMATION                               PAGE NO.
                                                              --------
     Item 1.  Financial Statements

              Condensed Balance Sheets -- March 31, 1996
               (Unaudited) and December 31, 1995                 1

              Unaudited Condensed Statements of
               Operations -- For the Three Months
               Ended March 31, 1996 and March 31, 1995           2

              Unaudited Condensed Statements of Cash
               Flows -- For the Three Months
               Ended March 31, 1996 and March 31, 1995           3

              Notes to Unaudited Condensed Financial
               Statements                                        4


     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                        5


PART II.  OTHER INFORMATION                                      7


SIGNATURES                                                       9

                             INFONOW CORPORATION

                         CONSOLIDATED  BALANCE SHEETS

ASSETS                                MARCH 31, 1996   DECEMBER 31, 1995
                                      --------------   -----------------
                                       (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents            $    205,024       $    231,781
  Accounts receivable, net                  535,632            494,918
  Other current assets                        8,847             34,809
                                       ------------        -----------
          Total current assets              749,503            761,508
Property and Equipment, net                 308,441            336,050
Goodwill, net of accumulated
 amortization of $140,949 and $87,820
 at March 31, 1996 and December 31,
1995, respectively                        3,046,826          3,099,955
                                       ------------        -----------

Other assets and deferred charges           384,411             18,381
                                       ------------        -----------
          Total assets                 $  4,489,181        $ 4,215,894
                                       ------------        -----------
                                       ------------        -----------
CURRENT LIABILITIES:
  Accounts payable and accrued
   expenses                            $    788,216        $   435,591
  Notes payable - current portion            37,674             43,202
  Related party payables                    150,000                  -
  Unearned revenue                           75,935            123,386
  Capital lease obligation - current          3,647              3,514
                                       ------------        -----------
     Total current liabilities            1,055,472            605,693
                                       ------------        -----------
CAPITAL LEASE OBLIGATION                     12,981             14,039

NOTES PAYABLE                               162,924            172,440

COMMITMENTS AND CONTINGENCIES                     -                  -

STOCKHOLDER'S EQUITY
  Preferred stock, $.001 par value,
   2,000,000 shares authorized, none
   issued                                         -                  -
  Common stock, $.001 par value;
   15,000,000 shares authorized,
    3,107,275 and 3,183,567 shares
    issued and outstanding at March
    31, 1996 and December 31, 1995,
    respectively                              3,198              3,184
  Treasury stock                                  -                  -
  Additional paid-in capital             19,498,523         19,478,118
  Accumulated deficit                   (16,243,917)       (16,057,580)
                                       ------------        -----------
         Total stockholder's equity       3,257,804          3,423,722
                                       ------------        -----------

  Total liabilities and stockholder's
   equity                              $  4,489,181        $ 4,215,894
                                       ------------        -----------
                                       ------------        -----------

               The accompanying notes to financial statements are an integral part of these consolidated balance sheets

                             INFONOW CORPORATION

              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                   FOR THE THREE MONTHS
                                                      ENDED MARCH 31,
                                                  ---------------------
                                                    1996        1995
                                                  ---------   ---------
SALES                                             $ 743,333   $  55,248

OPERATING EXPENSES:

 Cost of sales                                      183,950      32,008
 Selling, general and administrative                741,757     284,980
 Research and development                                 -      11,728
                                                  ---------   ---------

Total operating expenses                            925,707     328,716
                                                  ---------   ---------
Net loss from operations                           (182,374)   (273,468)

OTHER INCOME (EXPENSE):

 Loss on disposition of assets                            -     (40,664)

 Interest income (expense), net                      (3,963)     (8,627)
                                                  ---------   ---------

NET LOSS                                          $(186,337)  $(322,759)
                                                  ---------   ---------
                                                  ---------   ---------
NET LOSS PER COMMON SHARE                         $   (0.06)  $   (1.33)


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        3,139,327     242,863
                                                  ---------   ---------
                                                  ---------   ---------


               The accompanying notes to financial statements
                  are an integral part of these statements

                             INFONOW CORPORATION

              CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                   FOR THE THREE MONTHS
                                                      ENDED MARCH 31,
                                                  ----------------------
                                                    1996         1995
                                                  ---------   ----------

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss                                         $ (186,337)  $ (322,759)
Adjustments to reconcile net loss to net cash
 used in operating activities
   Depreciation and amortization                    107,497       37,559
   Compensation expense related to stock
    options and stock warrant issuances                               29
   Loss on asset dispositions                                     40,664
   Changes in operating assets and liabilities:
      Accounts receivable                           (40,714)     (11,377)
      Other current assets                           25,962        4,205
      Other assets and deferred charges             (25,749)      (5,736)
      Accounts payable and accrued liabilities      (97,378)      29,056
      Payables to officers, directors
      and related parties                           150,000        8,496
      Unearned revenue                              (47,451)           -
                                                  ---------    ---------
        Net cash flows used in operating
         activities                                (114,170)    (219,863)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Purchase of property and equipment                (17,037)           -
  Proceeds from sale of property                          -       22,241
                                                  ---------    ---------
          Net cash flow used in investing
           activities                               (17,037)      22,241

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of options and warrants     20,419            -
  Payment of capital lease obligation                  (925)           -
  Proceeds from notes payable                       150,000      179,802
  Payment of notes payable                          (65,044)           -
                                                  ---------    ---------
   Net cash flows from financing activities         104,450      179,802
                                                  ---------    ---------

   Net increase (decrease) in cash and cash
    equivalents                                     (26,757)     (17,820)
                                                  ---------    ---------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      231,781       17,976
                                                  ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD         $  205,024    $     156
                                                 ----------    ---------
                                                 ----------    ---------
Supplemental Information:
  Cash paid during period for interest           $    5,236    $   8,627


          The accompanying notes to condensed financial statements are an integral part of these condensed statements

                             INFONOW CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.
         The financial statements as of December 31, 1995 have been derived from audited financial statements, the report on which included an explanatory paragraph describing uncertainties concerning the Company's ability to continue as a going concern. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended December 31, 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results that will be achieved for the entire fiscal year ending December 31, 1996.

Note 2 - SUPPLEMENTAL CASH FLOW DISCLOSURES

         During the three months ended March 31, 1996, the Company completed a noncash transaction with Environmental Research Institute, Inc. ("ESRI"), in which the company received computer equipment and software licenses in exchange for an obligation of $350,000 to be paid to ESRI which has been recorded as an accrued expense. There were no non cash transactions recorded during the three month period ending March 31, 1995.

Note 3 - RELATED PARTY TRANSACTIONS

         On March 29, 1996, the company executed a promissory note to the Chief Financial Officer of the Company in the amount of $100,000 secured by all the receivables of the Company. The note is due in March 1997 bearing interest at prime plus 2.75%. The note can be converted into common stock of the Company at $3.00 per share at the option of the note holder at any time prior to maturity.

         In a separate transaction, a Vice-President of the Company has advanced $50,000 to the Company as a short term non-interest bearing loan.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company was originally formed to engage in the development and marketing of an electronic distribution system using CD-ROM technology for software programs and other products. During 1995, the Company ceased all activities in this business and shifted its strategy towards providing Internet-based turn-key applications and services to large business and governmental organizations. As part of this strategy change, the Company acquired Cimarron International, Inc., a multimedia production company and Navigist, Inc., a network engineering consulting company in 1995. The Company intends to continue the operations of Cimarron and Navigist and has formed a third business unit, Internet Products, which will pursue opportunities on the Internet utilizing the skills of both Cimarron and Navigist. The Internet Product Group's first product offering will be the FindNow system, which will provide locator and mapping services to large corporate web sites. This system is currently under development and is expected to be substantially complete with commercial operation to begin during the second quarter of 1996, or shortly thereafter.

RESULTS OF OPERATIONS

As discussed in the Company's report on Form 10-K for the fiscal year ended December 31, 1995, the Company's business changed substantially in 1995. The results of operations for the quarter ended March 31, 1995 relate to the Company's CD-ROM software distribution operations prior to the acquisition of Cimarron and Navigist. The results for the quarter ended March 31, 1996 reflect the acquisitions of Cimarron and Navigist, the formation of the Company's Internet Products Group, and include no revenues or expenses from the Company's previous CD-ROM software distribution business as all operations in this business were discontinued in the third quarter of 1995.

QUARTER ENDED MARCH 31, 1996 COMPARED TO THE QUARTER ENDED MARCH 31, 1995

     Total sales increased by $688,085, or 1,245%. The majority of the increase was due to the operations of Cimarron and Navigist which were acquired in May 1995 and August 1995, respectively. These operations provided approximately $278,000 and $354,000 in revenues from Cimarron and Navigist, respectively during the first quarter of 1996. In addition, during the first quarter of 1996, the Company's newly-formed Internet Products Group contributed approximately $110,000 in sales from revenues recognized in conjunction with the FindNow system which is being developed for a unit of VISA International. These new revenues were offset by decreases of $55,248 in revenues from the Company's previous business of selling software distributed via CD-ROM. The Company ceased all activity in this business during the quarter ending September 30, 1995.

     The net loss of the Company decreased by approximately 42%, or $136,422 due to a combination of increased sales from the operations of Cimarron and Navigist, an improvement in gross margins from 42% in 1995 to 75% of sales in 1996, and a reduction in selling general and administrative expenses as a percent of sales when compared with the first quarter of 1995. In addition, the Company recorded a loss of $40,644 on the disposal of assets in the first quarter of 1995 with no corresponding loss recorded in the first quarter of 1996.

     The Company's gross margins have improved primarily due to the replacement of revenues generated from the sales of software distributed on CD-ROM with the sales of multimedia and slide presentations and network engineering services. Profit margins in the Company's prior business was dependent upon completing a relatively large number of small transactions in order to generate sufficient revenues to offset operating costs. The company's current business involves providing Internet and Intranet applications development and services, multimedia and slide presentations, and network engineering consulting on a project basis. These projects are sold on a fixed fee or time and expense basis and are priced to generate gross margins on a stand alone basis, and are therefore less dependent on sales volume to generate gross margin percentages. Although the revenues recognized from the Company's

Internet Products Group during the first quarter are project based, the Company anticipates that future revenues from its Internet Products Group may also contain continuing service fees, either on a fixed monthly, or transaction basis which may affect the gross margin levels depending on the structure of the arrangements ultimately consummated with customers.

     Selling, general and administrative expenses of the Company increased 160% to $741,757 as a result of added costs of operations from the acquisitions of Navigist and Cimarron and the Company's newly formed Internet Products Group. However, this increase in expenses was more than offset by the increase in sales compared to the first quarter of 1995 resulting in selling general and administrative expenses as a percent of sales declining from 515% in 1995 to 100% in 1996.

     As part of its efforts in developing the FindNow system, the Company capitalized $350,000 in hardware and commercial software and approximately $18,500 in direct internal costs related to the development of this system which have been recorded as "Other assets and deferred charges" on the Company's balance sheet.These costs will be amortized over the estimated useful life of three years. The company recorded $9,722 in amortization expense for the quarter ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES; NEED FOR ADDITIONAL FINANCING

     The Company had cash and equivalents of $205,024 compared to $156 at the end of the first quarter of 1995 and $231,781 as of December 31, 1995. Although operating results have improved compared to the first quarter of 1995 and the quarter ended December 31, 1995, the Company has sustained continued operating losses and expects to do so for most of fiscal year 1996. The Company used cash of $114,170 in its operations during the quarter ended March 31, 1996.

The Company has a working capital deficit of $305,969 as of the end of the first quarter of 1996 compared to a working capital surplus of $155,815 at the beginning of the quarter. This change relates, in part to approximately $150,000 in short term financing from two officers of the Company. The two loans, totalling $150,000, are intended to provide "bridge" capital until the Company is able to complete a private placement. In addition, the Company also recorded a short term obligation of $350,000 related to computer hardware and software licenses obtained from ESRI in connection with the development of the Company's FindNow system. A cash payment of $50,000 was made towards this obligation during the first quarter of 1996. These transactions increased current liabilities by $500,000 while current assets remained substantially unchanged.

     The Company is continually reviewing its needs for working capital during 1996 and beyond, and as a result, the Company believes that it will require additional cash to fund operations in 1996 in order to continue operations as currently planned. The Company has initiated a private placement intended to raise approximately $1,340,000. The proceeds will be used to further enhance the FindNow system, increase sales and customer support resources in the Internet Products Group and provide for general corporate working capital. The Company believes the proceeds from this private placement would be sufficient to meet its capital needs for 12 months following such a private placement assuming that additional revenues are generated from the successful completion of the FindNow system and the Company is successful in adding new customers to its FindNow system. The Company is currently in discussions with a number of potential clients for its FindNow system. However, as of May 15, 1995, only one customer had contracted with the Company to utilize the FindNow system. Although the Company believes that it has a viable market for its FindNow product based on initial contact with prospective customers, there can be no assurance that the Company will be able to generate sufficient revenues to cover operating costs of the Internet Products group or corporate administrative costs.

     The Company also believes that it may receive proceeds from exercise of warrants based on verbal indication from certain warrantholders that they desire to exercise warrants held by them. If these warrants are exercised, they would provide approximately $185,000 in proceeds to the Company. However, as of the date of this report, the transaction had not occurred and there can be no assurances that this transaction will occur or, if exercised, that the actual number of warrants exercised would result in proceeds equalling $185,000 to the Company.

     The Company has also taken steps to minimize the operating cash needs including reductions in operating expenses. In addition, voluntary salary deferrals for certain of its officers which amounted to $46,859 at the end of the quarter ended March 31, 1996 have been put in place. These amounts are currently scheduled to be repaid during the third and fourth quarters of 1996. Without additional financing, or additional changes in the Company's operations, the Company believes that it has sufficient working capital to continue operations into the third quarter of 1996. In the event that the Company is unable to obtain additional funding, the Company believes that it can make additional changes in its operations to further reduce the Company's cash requirements. However, the Company believes that these changes would reduce its chances of successfully marketing its FindNow system and that there are no assurances that the Company could continue as a going concern even with additional cost reduction measures. Accordingly, there is an explanatory paragraph in the auditors report describing uncertainties concerning the Company's ability to continue as a going concern included in the Company's audited financial statements dated December 31, 1995.

FORWARD LOOKING STATEMENTS AND RELATED BUSINESS RISKS AND ASSUMPTIONS

This discussion and analysis contains certain forward looking statements which the Company intends that such statements be subject to the safe harbor provision of the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company's forward-looking statements include the plans and objectives of management for future operations and relate to: (i) the ability of the Company to generate future sales of the Company's FindNow system; (ii) the Company's ability to successfully complete the development of the FindNow system within the desired technical specifications; (iii) market acceptance of the FindNow system; (iv) success of the Company in forecasting and meeting the demand of the customers of the FindNow system, including maintaining technical performance of the system as new FindNow customers are added; (v) ability to maintain pricing and thereby maintain adequate profit margins on its products and services; (vi) ability to retain qualified technical personnel; (vii) ability of the company to maintain current pricing and sales volume in its operations of Cimarron and Navigist, and (viii) ability to control development costs of FindNow system within current budgeted levels. Further, the Company's inability to successfully complete development and contracts with additional customers for it's FindNow system would have a material adverse effect on the Company's operations and would cause forward-looking statements presented herein to be inaccurate.

The foregoing assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's ability to control. There are also other risks which could cause the Company's revenues or costs to vary markedly from prior results. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized and any statements should not be regarded as a representation by the Company or any other person that the Company's objectives or plans will be achieved.

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On March 21, 1996 the shareholders approved an increase in the number of authorized shares available for issuance under the 1990 stock option plan from 62,908 to 1,000,000 through a shareholder consent representing 1,630,351 of the 3,198,567 shares outstanding at that date.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Reports on Form 8-K

         None

         b.  Exhibits - Included as exhibits are the items listed on the
     Exhibit Index. The Registrant will furnish a copy of any of the exhibits listed below upon payment of $5.00 per exhibit to cover the costs to the Registrant of furnishing such exhibit.

EXHIBIT                                                    SEQUENTIALLY
NUMBER              EXHIBIT                                NUMBERED PAGE
-------             -------                                -------------

 3.1              Certificate of Incorporation of
                  InfoNow Corporation. (Incorporated by
                  Reference to Exhibit 3.1 of Registration
                  No. 33-43035 on Form S-1).

 3.3 By-Laws of InfoNow Corporation (Incorporated by Reference to Exhibit 3.3 of Registration
                  No. 33-43035 on Form S-1).

 4.1 Form of Common Stock Certificate for the Registrant's common stock, $.001 par value per share (Incorporated by Reference to Exhibit 4.1 of Registration No. 33-43035 on Form S-1).

27.1*             Financial Data Schedule

*    Filed herewith
** Confidential treatment was granted with respect to certain portions of this document.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 1996


                                   INFONOW CORPORATION
                                   (Registrant)







                                   /s/  Michael W. Johnson
                                   --------------------------------------
                                   Michael W. Johnson
                                   President and Chief Executive Officer
                                   (Principal Financial Officer)




                                   /s/ Kevin D. Andrew
                                   --------------------------------------
                                   Kevin D. Andrew
                                   Chief Financial Officer,
                                   Treasurer and Secretary
                                   (Principal Financial and
                                   Accounting Officer)