Form 10-Q
period 1996-06-30
INFONOW CORP /DE
filed 1996-08-19
CIK 879684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
     or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number: 0-19813

INFONOW CORPORATION
(Exact name of registrant as specified in its charter)

Delaware04-3083360
(State or other jurisdiction of incorporation or organization)(I.R.S. Employer Identification No.)

3131 So. Vaughn Way, Suite 134, Aurora, CO80014
(Address of principal executive offices)(Zip Code)

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

3,576,829 shares of common stock, $.001 par value, were outstanding as of August 8, 1996.


INFONOW CORPORATION

INDEX

PART I.Financial Information				                          Page No.


Item 1.  Financial Statements

   Balance Sheets -- June 30, 1996 (Unaudited) and
      December 31, 1995					                                  1

   Unaudited Statements of Operations -- For the Three
   Months Ended June 30, 1996 and June 30, 1995, and
   for the Six Months Ended June 30, 1996 and
   June 30, 1995.					                                        2

   Unaudited Statements of Cash Flows -- For the Six
   Months Ended June 30, 1996 and June 30, 1995		             3

   Notes to Unaudited Condensed Financial Statements	         4


Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations		               6


PART II.Other Information				                                 12


SIGNATURES						                                              14

INFONOW CORPORATION

 CONSOLIDATED  BALANCE SHEETS

ASSETS					                               June 30, 1996 	December 31, 1995
 (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	                 	$    182,854	     	$231,781
Accounts receivable, net	                        316,217      	 494,918
Other current assets            	                 55,900         34,809
Total current assets			                          554,971	       761,508
Property and Equipment, net		                    297,279        336,050
Goodwill, net of accumulated amortization
of $194,079 and $87,820 at June 30, 1996
and December 31, 1995, respectively.           2,993,696      3,099,955
Software development costs, net of accumulated
amortization of $ 38,889 at June 30, 1996.       382,488           -
Other assets and deferred charges                 19,717         18,381
Total assets				                              $ 4,248,15    $ 4,215,894

CURRENT LIABILITIES:
Accounts payable and accrued expenses	           813,563       $435,591
Notes payable - current portion                   83,011         43,202
Related party payables                           150,000           -
Deferred compensation                            108,612           -
Unearned revenue                                  42,835        123,386
Capital lease obligation - current                 3,786          3,514
Total current liabilities                    $ 1,201,807        605,693

CAPITAL LEASE OBLIGATION                          15,840         14,039

NOTES PAYABLE                                    149,551        172,440

COMMITMENTS AND CONTINGENCIES                       -              -

STOCKHOLDER'S EQUITY
Preferred stock, $.001 par value, 2,000,000 shares
authorized, none issued                             -              -
Common stock, $.001 par value; 15,000,000 shares
authorized, 3,107,275 and 3,183,567 shares issued
and outstanding at March 31, 1996 and
December 31, 1995, respectively                    3,669          3,184
						                                              -              -
Treasury stock
Additional paid-in capital                    19,685,874     19,478,118
Accumulated deficit                          (16,808,590)   (16,057,580)
Total stockholder's equity                     2,880,953      3,423,722

Total liabilities and stockholder's
equity                                       $ 4,248,151   $  4,215,894

The accompanying notes to financial statements are an integral part of these consolidated balance sheets

INFONOW CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                               				For the Three Months    	For the Six Months
			                                 	Ended June 30,             Ended June 30,

	                                			1996        1995           1996       1995

SALES			                         $ 479,481   $ 83,879    $ 1,222,814 $ 139,127

OPERATING EXPENSES:

Cost of sales		                   369,186     65,210       534,670     97,218
Selling, general and
administrative                    667,899    654,679     1,428,122    939,660
Research and development           -              12         -         11,740

Total operating expenses        1,037,085    719,901     1,962,792  1,048,618
Net loss from operations         (557,604)  (636,022)     (739,978)  (904,491)

OTHER INCOME (EXPENSE):

Loss on disposition of assets        -       (72,758)         -      (113,422)

Interest income (expense), net     (7,068)       812       (11,032)     7,815

Net loss before extraordinary
gain from debt restructuring     (564,672)  (707,968)     (751,011)(1,030,728)

EXTRAORDINARY GAIN FROM
DEBT RESTRUCTURING                    -      169,683          -       169,683

NET LOSS                         (564,672)  (538,285)     (751,011)  (861,045)

Net loss per common share before
extraordinary gains from debt
restructuring		                   $(0.17)   $(0.59)        $(0.23)    $(1.35)

Extraordinary gain from debt
restructuring                        -       $0.14           -         $0.22

Net loss per common share         $(0.17)   $(0.45)        $(0.23)    $(1.13)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                     3,345,603  1,191,431     3,241,718    763,147

The accompanying notes to financial statements are an integral part of these statements.


INFONOW CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30,

                                           						   1996           1995

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss                                         $(751,010)      $(861,045)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization                      235,813          61,160
Gain on debt restructuring                                        (169,683)
Allowance for bad debts                             43,785            -
Compensation expense related to stock options
 and stock warrant issuances                                       327,599
Loss on asset dispositions                                         125,469
Changes in operating assets and liabilities:
Decrease (Increase ) in accounts receivable        134,916         101,138
Decrease in inventory                                 -              5,969
Increase in other current assets                   (21,089)        (34,797)
Increase (decrease) in payables and
accrued liabilities                                236,582          51,782
Increase (decrease) in payables to officers,
directors and related parties                         -                114
Increase in unearned revenue                       (80,551)         55,250
Net cash flows used in operating activities       (201,554)       (337,044)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment                 (51,895)         (8,825)
Proceeds of net assets of Cimarron                    -           (160,000)
Decrease (increase) in other assets               (422,712)           -
Proceeds from sale of equipment                       -             12,047
Net cash flow used in investing activities        (474,607)       (156,778)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock            -          1,250,956
Proceeds from the exercise of options
and warrants                                       208,241            -
Payment of capital lease obligation                 (1,710)         (1,721)
Proceeds from notes payable                        553,664         292,512
Payment of notes payable                          (132,961)       (210,247)
Net cash flows from financing activities           627,234       1,331,500
Net increase (decrease) in cash and
cash equivalents                                   (48,927)        837,678

CASH AND CASH EQUIVALENTS, beginning of period     231,781          17,976

CASH AND CASH EQUIVALENTS, end of period         $ 182,854       $ 855,654
Supplemental Information:
Cash paid during period for interest              $ 14,200        $ 29,230
The accompanying notes to condensed financial statements are an integral part of these condensed statements.

INFONOW CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements as of December 31, 1995 have been derived from audited financial statements, the report on which included an explanatory paragraph describing uncertainties concerning the Company's ability to continue as a going concern. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended December 31, 1995. The results of operations for the three months and six months ended
June 30, 1996 are not necessarily indicative of the results that will be achieved for the entire fiscal year ending December 31, 1996.

Note 2 - SUPPLEMENTAL CASH FLOW DISCLOSURES

During the six months ended June 30, 1996, the Company completed a noncash transaction with Environmental Research Institute, Inc. ("ESRI"), in which the company received computer equipment and software licenses from ESRI in exchange for an obligation of $350,000 to be paid to ESRI which has been recorded as an accrued expense.

During the six months ended June 30, 1995, the Company had the following noncash transactions: the Company purchased Cimarron International, Inc. ("Cimarron") with a combination of cash, notes and common stock, the Company renegotiated certain accounts and notes payable, the Company agreed to issue common stock, warrants, and certain other consideration to certain related party debtholders and preferred shareholders, and the Company converted a convertible note payable to common stock.




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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company was originally formed to engage in the development and marketing of an electronic distribution system using CD-ROM technology for software programs and other products. During 1995, the Company ceased all activities in this business and shifted its strategy towards providing Internet-based turn-key applications and services to large business and governmental organizations. As part of this strategy change, the Company acquired Cimarron International, Inc., a multimedia production company and Navigist, Inc., a network engineering consulting company in May and August of 1995, respectively. In addition to these acquisitions, the Company formed a third business unit, Internet Products, which is pursuing opportunities on the Internet utilizing the skills of both Cimarron and Navigist, as well as its own personnel.

As the result of declining sales and negative cash flows from it's
Navigist operations during the six months ended June 30, 1996, the Company ceased Navigist's network and communications consulting operations located in Denver, CO during the second quarter. The applications development group that was previously part of the Denver Navigist operations was consolidated into the Internet Products Group. Navigist's
San Jose operations have remained unchanged, and the Company believes that those ongoing operations are self sustaining on a cash flow basis. These actions were taken to better focus the application development group on Internet Products projects and reduce recent operating and cash losses due to poor sales in the network communications engineering business in Denver.

In July 1996, the Company deployed its first Internet offering, called FindNowSM a locator and mapping service. FindNowSM was integrated into the VISA International web site (http://www.visa.com) in July 1996, and is the first customer for this service. In August of 1996, the Company implemented the FindNowSM system for Compaq Computers
(http://www.compaq.com). The Company is in discussions with other customers at the current time and expects sales of this service to increase in the third and fourth quarters of this fiscal year.

Results of Operations

As discussed in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995, the Company's business changed substantially in 1995. The results of operations for the quarter ended June 30, 1995 include the results of the operations for Cimarron from May 23, 1995, which was the date the Company acquired Cimarron.
The results of Navigist for the six months ended June 30, 1995 were not included as the Company did not acquire Navigist until August 1995. For the six months ended June 30, 1995, $76,041 of the Company's revenues related to the sales of software distributed via CD-ROM. The results for the three and six months ended June 30, 1996 reflect the acquisitions of Cimarron and Navigist, the formation of the Company's Internet Products Group, and include no revenues or expenses from the Company's previous CD-ROM software distribution business as all operations in this business were discontinued in the third quarter of 1995.

Three and Six Months Ended June 30, 1996 Compared to the Three and Six Months Ended June 30, 1995

Total sales for the three months and six months ended June 30, 1996 increased by 471% and 779%, respectively compared to the same periods in the prior year. These increases are the result of the acquisition of the operations of Cimarron and Navigist and revenues generated from the Internet Products Group, which comprised 47%, 38% and 15%, respectively of the Company's revenues for the six months ended June 30, 1996. These increases were offset by a decrease of $76,041 in revenues from the Company's previous business of selling software distributed via CD-ROM. The Company ceased all activity in this business during the quarter ending September 30, 1995. Sales for the three months ended June 30, 1996 declined 35%, or approximately $263,800 compared to sales in the first quarter ended March 31, 1996. This decline was due primarily to the decline in the sales of the Denver Navigist operations.

The net loss of the Company increased by approximately 5% for the three months ended June 30, 1996, and decreased by 13% for the six months ended June 30, 1996, respectively, compared to the same periods in the prior year the results for the three and six month periods ended June 30, 1995 included $ 96,925 and $ 56,261, respectively, of net non-operating income related to the loss on and sale of assets and extraordinary gain from debt restructuring. Without these non-operating items, the net operating loss of the Company would have decreased by 11% and 18% for the three months and six months ended June 30, 1996, respectively. Although the net losses were lower when compared to prior year periods, the net loss in the quarter ended June 30, 1996, increased significantly (203%) compared to the previous quarter ended March 31, 1996. The increase in loss in the current quarter was due primarily to the losses incurred in the Denver Navigist operations in the second quarter which accounted for approximately 68% of the total net loss for the quarter ended June 30, 1996. These losses were caused primarily from the decline of sales as compared to the first quarter sales of Navigist. As a result of these declining sales, the Company closed the Denver Navigist operations and the operating expenses related to that unit were eliminated. The Company believes that the reassignment of the applications development group, closure of the Denver Navigist office and elimination of the related expenses may result in lower operating losses in future quarters and will allow the Company to better focus its effort on the further development of its FindNowSM system and other Internet products.

The decline in sales experienced in the quarter ended June 30, 1996, contributed to a decline in gross margins from 75% in the first quarter to 23% in the second quarter of 1996. However, gross margins improved over comparable periods in the prior year improving 2% and 39% for the three and six month periods ended June 30, 1996, compared to the reported results of the prior year. If the effect of the sales decrease and related costs in the Navigist operations are eliminated, the gross margins of the business have significantly improved over the prior year primarily due to the replacement of revenues generated from the sales of software distributed on CD-ROM with the sales of multimedia and slide presentations and network engineering services. Profit margins in the Company's prior business was dependent upon completing a relatively large number of small transactions in order to generate sufficient revenues to offset operating costs. The Company's current business involves providing Internet and intranet applications development and services, multimedia and slide presentations, and network engineering consulting on a project basis. These projects are sold on a fixed fee or time and expense basis and are priced to generate sufficient gross margins on a stand alone basis, and are therefore less dependent on sales volume to generate gross margin percentages. The Company anticipates that future revenues from its Internet Products Group may contain continuing service fees, either on a fixed monthly, or transaction basis which may cause variances the overall gross margin levels depending on the structure of the arrangements ultimately consummated with customers.

Selling, general and administrative expenses of the Company increased 2% and 51% for the three and six months ending June 30, 1996, respectively. Selling, general and administrative expenses have declined 12% in the quarter ended June 30, 1996, compared to the quarter ended March 31, 1996. The increases compared to the prior year relate to the added costs of operations from the acquisitions of Navigist and Cimarron and the formation of the Internet Products Group, resulting in selling general and administrative expenses declining as a percent of sales from 675% in the six month period ended June 30, 1995, to 116% for the six month period ending June 30, 1996 and has declined from 787% in the three month period ending June 30, 1995, to 139% for the three month period ending June 30, 1996. The decline of selling, general and administrative expenses in the second quarter of 1996 compared to the first quarter of 1996 is the result of the effect of further management cost reductions in several areas and elimination of the operating expenses for Navigist during a part of the second quarter of 1996.

Liquidity and Capital Resources; Need for Additional Financing

The Company had cash and equivalents of $182,854 at June 30, 1996, compared to $205,024 at the end of the first quarter of 1996 and $231,781 as of December 31, 1995. Although the Company has made progress in commercializing its FindNowSM Service with the implementation of two clients as of the date of this report, the Company has sustained continued operating losses and expects an operating losses for third quarter. However, the Company believes that it will be able to reduce the losses in the third quarter based on the elimination of losses from its Navigist Denver operation, as a result of it's closure, and additional sales of its FindNowSM service, as the Company increases sales and marketing efforts for FindNowSM. The Company used cash of $114,170 and $201,554 in its operations during the quarters ended March 31, 1996 and June 30, 1996 respectively.

The Company has a working capital deficit of $646,836 as of June 30, 1996 compared to a working capital surplus of $155,815 at the beginning of the fiscal year. This change in working capital relates to short term financing from two officers of the Company. The two loans, totaling $150,000, are intended to provide "bridge" capital until the Company is able to complete a private placement. In addition, the Company also recorded a short term obligation of $350,000 related to computer hardware and software licenses obtained from ESRI in connection with the development of the Company's FindNowSM system. Cash payments of $100,000 have been made towards this obligation during the six months ended
June 30, 1996. These transactions increased current liabilities by $500,000 during the six months ending June 30, 1996. During the same period, while current assets were reduced by approximately $207,000 primarily due to the reduction in receivables related to the closure of the Navigist Denver operations, and collection of receivables in the normal course of the Company's operations.

During the quarter ended June 30, 1996, the Company received approximately $208,000 in proceeds from the exercise of warrants to purchase common stock of the Company. The Company believes that it will require additional cash to fund operations for the remainder of 1996 in order to continue operations as currently planned. The Company is planning a private placement of its common stock which is intended to raise gross proceeds of approximately $1.0 million to $1.5 million. The proceeds will be used to continue development of the FindNowSM system, increase sales and customer support resources in the Internet Products Group and provide for general corporate working capital. The Company believes the proceeds of the offering, if the planned amount is raised, would be sufficient to meet its capital needs for the next 12 months.
The Company is currently in discussions with a number of potential clients for its FindNowSM service. As of August 13, 1996, two customers had contracted with the Company to utilize the FindNowSM service. The Company believes that it has a viable market for its FindNowSM service based on contact and inquiries from prospective customers received since the deployment of FindNowSM. However, there can be no assurance that the Company will be able to generate sufficient cash flow from anticipated sales of FindNowSM service to cover operating costs of the Internet Products group or related corporate administrative costs.

In addition to its planned private placement, the Company has also taken steps to minimize its operating cash needs including reductions in operating expenses. In addition, voluntary salary deferrals for certain of its officers which amounted to $108,612 at the end of the six months ended June 30, 1996 have been put in place. Without additional financing, sales of FindNowSM service or additional changes in the Company's operations, the Company believes that it has sufficient working capital to continue operations through the end of the third quarter of 1996. In the event that the Company can not obtain additional funding, the Company believes that it can make additional changes in its operations to further reduce the Company's cash requirements. However, the Company believes that these changes would significantly reduce its chances of successfully marketing its FindNowSM service and that there can be assurance that the Company could continue as a going concern even with additional cost reduction measures. Accordingly, there is an explanatory paragraph in the auditors report describing uncertainties concerning the Company's ability to continue as a going concern included in the Company's audited financial statements dated December 31, 1995.

Forward Looking Statements and Related Business Risks and Assumptions

The Company's actual results may vary materially from the forward looking statements made above. The Company intends that such statements be subject to the safe harbor provision of the Securities Act. The Company's forward-looking statements include the plans and objectives of management for future operations and relate to: (i) the ability of the Company to generate future sales of the Company's FindNowSM service, (ii) market acceptance of the FindNowSM service, (iii) success of the Company in forecasting and meeting the demand of the customers of the FindNowSM service, including maintaining technical performance of the system as new FindNowSM customers are added, (iv) ability to obtain financing to purchase equipment needed to provide service to additional FindNowSM customers, (v) ability to maintain pricing and thereby maintain adequate profit margins on its products and services (vi) ability to retain qualified technical personnel (vii) ability of the company to maintain current pricing and sales volume in its operations of Cimarron and Navigist (viii) ability to control development costs of FindNowSM service within current budgeted levels, (ix) and the ability of the Company to raise additional capital.

The foregoing assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's ability to control. There are also other risks which could cause the Company's revenues or costs to vary markedly from the forward-looking statements made above, such as the risk that the market demand for the FindNowSM may not develop as expected or if it does develop, that the Company will be able to generate sufficient sales to fund its operations. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized and any statements should not be regarded as a representation by the Company or any other person that the Company's objectives or plans will be achieved.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

 None.

Item 2.  Changes in Securities

 None.


Item 3.  Defaults Upon Senior Securities

 None.


Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

 a.Reports on Form 8-K

None

  b.Exhibits - Included as exhibits are the items listed on the Exhibit Index. The Registrant will furnish a copy of any of the exhibits listed below upon payment of $5.00 per exhibit to cover the costs to the Registrant of furnishing such exhibit.

Exhibit
Number		   Exhibit

27.1*		    Financial Data Schedule

3.1		      Certificate of Incorporation of Infonow
		         Corporation.  (Incorporated by Reference to Exhibit
           3.1 of Registration No. 33-43035 on Form S-1).

3.3		      By-Laws of InfoNow Corporation (Incorporated by
		         Reference to Exhibit 3.3 of Registration No. 33-
		         43035 on Form S-1).

4.1		      Form of Common Stock Certificate for the
		         Registrant's common stock, $0.01 par value per share (Incorporated by Reference to Exhibit 4.1 of Registration No. 33-43035 on Form S-1).

*Filed herewith



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 16,1996


INFONOW CORPORATION
(Registrant)







/s/ Michael W. Johnson
Michael W . Johnson
President and Chief Executive Officer
(Principal Executive Officer)




/s/ Kevin D. Andrew
Kevin D. Andrew
Chief Financial Officer,
Treasurer and Secretary
(Principal Financial and
Accounting Officer)