Form 10-Q/A
period 1996-06-30
INFONOW CORP /DE
filed 1996-09-03
CIK 879684

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

3,576,829 shares of common stock, $.001 par value, were outstanding as of August 8, 1996.


INFONOW CORPORATION

INDEX

PART I.Financial Information				                           Page No.

Item 1.  Financial Statements

   Balance Sheets -- June 30, 1996 (Unaudited) and
      December 31, 1995					                                  1

   Unaudited Statements of Operations -- For the Three
   Months Ended June 30, 1996 and June 30, 1995, and
   for the Six Months Ended June 30, 1996 and
   June 30, 1995.					                                        2

   Unaudited Statements of Cash Flows -- For the Six
   Months Ended June 30, 1996 and June 30, 1995		             3

   Notes to Unaudited Condensed Financial Statements	         4


Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations		               6


PART II.Other Information				                                 12


SIGNATURES						                                              14










INFONOW CORPORATION

CONSOLIDATED  BALANCE SHEETS

                				                   June 30, 1996      December 31, 1995
                                        (Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	                 	$    182,854	  $  	 231,781
Accounts receivable, net	                        316,217      	 494,918
Other current assets            	                 55,900         34,809
Total current assets			                          554,971	       761,508
Property and Equipment, net		                    297,279        336,050
Goodwill, net of accumulated amortization
of $194,079 and $87,820 at June 30, 1996
and December 31, 1995, respectively.           2,993,696      3,099,955
Software development costs, net of accumulated
amortization of $ 38,889 at June 30, 1996.       382,488           -
Other assets and deferred charges                 19,717         18,381
Total assets				                             $  4,248,15    $ 4,215,894

CURRENT LIABILITIES:
Accounts payable and accrued expenses	           813,563       $435,591
Notes payable - current portion                   83,011         43,202
Related party payables                           150,000           -
Deferred compensation                            108,612           -
Unearned revenue                                  42,835        123,386
Capital lease obligation - current                 3,786          3,514
Total current liabilities                    $ 1,201,807        605,693

CAPITAL LEASE OBLIGATION                          15,840         14,039

NOTES PAYABLE                                    149,551        172,440

COMMITMENTS AND CONTINGENCIES                       -              -

STOCKHOLDER'S EQUITY
Preferred stock, $.001 par value, 2,000,000 shares
authorized, none issued                             -              -
Common stock, $.001 par value; 15,000,000 shares
authorized, 3,107,275 and 3,183,567 shares issued
and outstanding at March 31, 1996 and
December 31, 1995, respectively                    3,669          3,184
						                                              -              -
Treasury stock
Additional paid-in capital                    19,685,874     19,478,118
Accumulated deficit                          (16,808,590)   (16,057,580)
Total stockholder's equity                     2,880,953      3,423,722

Total liabilities and stockholder's
equity                                       $ 4,248,151   $  4,215,894

             The accompanying notes to financial statements are an integral part of these consolidated balance sheets




INFONOW CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                               				For the Three Months    	For the Six Months
			                                 	Ended June 30,             Ended June 30,

                                      1996       1995         1996        1995
SALES			                         $ 479,481   $ 83,879    $ 1,222,814 $ 139,127

OPERATING EXPENSES:

Cost of sales		                   369,186     65,210       534,670     97,218
Selling, general and
administrative                    667,899    654,679     1,428,122    939,660
Research and development           -              12         -         11,740

Total operating expenses        1,037,085    719,901     1,962,792  1,048,618
Net loss from operations         (557,604)  (636,022)     (739,978)  (904,491)

OTHER INCOME (EXPENSE):

Loss on disposition of assets        -       (72,758)         -      (113,422)

Interest income (expense), net     (7,068)       812       (11,032)     7,815

Net loss before extraordinary
gain from debt restructuring     (564,672)  (707,968)     (751,010)(1,030,728)

EXTRAORDINARY GAIN FROM
DEBT RESTRUCTURING                    -      169,683          -       169,683

NET LOSS                         (564,672)  (538,285)     (751,010)  (861,045)

Net loss per common share before
extraordinary gains from debt
restructuring		                   $(0.17)   $(0.59)        $(0.23)    $(1.35)

Extraordinary gain from debt
restructuring                        -       $0.14           -         $0.22

Net loss per common share         $(0.17)   $(0.45)        $(0.23)    $(1.13)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                     3,345,603  1,191,431     3,241,718    763,147

                The accompanying notes to financial statements
                   are an integral part of these statements.


INFONOW CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                            For the Six Months Ended June 30,

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

[C]Exhibit
Number		[C]Exhibit

27.1*		    Financial Data Schedule

3.1		      Certificate of Incorporation of Infonow
		         Corporation.  (Incorporated by Reference to Exhibit
           3.1 of Registration No. 33-43035 on Form S-1).

3.3		      By-Laws of InfoNow Corporation (Incorporated by
		         Reference to Exhibit 3.3 of Registration No. 33-
		         43035 on Form S-1).

4.1		      Form of Common Stock Certificate for the
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