Form 10-Q/A
period 1996-06-30
INFONOW CORP /DE
filed 1996-09-19
CIK 879684

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

                               Delaware
       (State or other jurisdiction of incorporation or organization)

                              04-3083360
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





                         INFONOW CORPORATION

                               INDEX



[S]                                                 [C]
PART I.  Financial Information                        Page No.


Item 1.  Financial Statements

   Balance Sheets -- June 30, 1996 (Unaudited)
   and December 31, 1995                                 1

   Unaudited Statements of Operations -- For
   the Three Months Ended June 30, 1996 and
   June 30, 1995, and for the Six Months Ended
   June 30, 1996 and June 30, 1995.                      2

   Unaudited Statements of Cash Flows -- For
   the Six Months Ended June 30, 1996 and
   June 30, 1995                                         3

   Notes to Unaudited Condensed
   Financial Statements                                  4


Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations                                      6


PART II. Other Information                              12


SIGNATURES                                              14






                         INFONOW CORPORATION

                     CONSOLIDATED  BALANCE SHEETS


                                    June 30, 1996        December 31, 1995
                                     (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents          $    182,854              $     231,781
Accounts receivable, net                316,217                    494,918
Other current assets                     55,900                     34,809
Total current assets                    554,971                    761,508
Property and Equipment, net             297,279                    336,050
Goodwill, net of accumulated
 amortization of $194,079 and
 $87,820 at June 30, 1996and
 December 31, 1995, respectively.     2,993,696                  3,099,955
Software development costs, net of
 accumulated amortization of
 $ 38,889 at June 30, 1996.             382,488                       -
Other assets and deferred charges        19,717                     18,381
         Total assets              $  4,248,151               $  4,215,894

CURRENT LIABILITIES:
 Accounts payable and accrued
 expenses                          $    813,563               $    435,591
 Notes payable - current portion         83,011                     43,202
 Related party payables                 150,000                       -
 Deferred compensation                  108,612                       -
 Unearned revenue                        42,835                    123,386
Capital lease obligation - current        3,786                      3,514
Total current liabilities          $  1,201,807               $    605,693

CAPITAL LEASE OBLIGATION                 15,840                     14,039

NOTES PAYABLE                           149,551                    172,440

COMMITMENTS AND CONTINGENCIES              -                          -

STOCKHOLDER'S EQUITY
 Preferred stock, $.001 par value;
   2,000,000 shares authorized,
   none issued                             -                          -
 Common stock, $.001 par value;
   5,000,000 shares authorized,
   3,107,275 and 3,183,567 shares
   issued and outstanding at
   March 31, 1996 and December 31,1995,
   respectively                           3,669                      3,184
                                           -                          -
 Treasury stock
 Additional paid-in capital          19,685,874                 19,478,118
 Accumulated deficit                (16,808,590)               (16,057,580)
     Total stockholder's equity       2,880,953                  3,423,722

 Total liabilities and
 stockholder's equity              $  4,248,151                $ 4,215,894

               The accompanying notes to financial statements are an integral part of these consolidated balance sheets





                           INFONOW CORPORATION

             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                             For the Three Months     For the Six Months
                                Ended June 30,           Ended June 30

                             1996          1995         1996         1995
SALES                      $ 479,481   $   83,879   $1,222,814    $ 139,127

OPERATING EXPENSES:

 Cost of sales               369,186       65,210      534,670       97,218
 Selling, general and
 administrative              667,899      654,679    1,428,122      939,660
 Research and development       -              12         -          11,740

Total operating expenses   1,037,085      719,901    1,962,792    1,048,618
Net loss from operations    (557,604)    (636,022)    (739,978)    (904,491)

OTHER INCOME (EXPENSE):

 Loss on disposition of
 assets                         -         (72,758)        -        (113,422)

 Interest income (expense),
 net                           (7,068)         812      (11,032)      7,815
 Net loss before extraor-
 dinary gain from debt
 restructuring               (564,672)    (707,968)     751,011) (1,030,728)

EXTRAORDINARY GAIN FROM
DEBT RESTRUCTURING               -         169,683         -        169,683

NET LOSS                   $ (564,672)  $ (538,285)  $ (751,011) $ (861,045)

 Net loss per common share
 before extraordinary gains
 from debt restructuring   $    (0.17)  $    (0.59)  $    (0.23) $     1.35)

 Extraordinary gain from
 debt restructuring              -      $     0.14         -     $     0.22

 Net loss per common share $    (0.17)  $    (0.45)  $    (0.23) $    (1.13)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING          3,345,603    1,191,431    3,241,718     763,147


               The accompanying notes to financial statements
                  are an integral part of these statements.





                         INFONOW CORPORATION
            CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                           For the Six Months Ended June 30,

                                                     1996           1995
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss                                         $ (751,010)    $ (861,045)
Adjustments to reconcile net loss to net
 cash used in operating activities
  Depreciation and amortization                     235,813         61,160
  Gain on debt restructuring                                      (169,683)
  Allowance for bad debts                            43,785           -
  Compensation expense related to stock
   options and stock warrant issuances                             327,599
  Loss on asset dispositions                                       125,469
  Changes in operating assets and liabilities:
   Decrease (Increase ) in accounts receivable      134,916        101,138
   Decrease in inventory                               -             5,969
   Increase in other current assets                 (21,089)       (34,797)
   Increase (decrease) in payables and accrued
    liabilities                                     236,582         51,782
   Increase (decrease) in payables to officers,
    directors and related parties                      -               114
   Increase in unearned revenue                     (80,551)        55,250
      Net cash flows used in operating activities  (201,554)      (337,044)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
 Purchase of property and equipment                 (51,895)        (8,825)
 Proceeds of net assets of Cimarron                    -          (160,000)
 Decrease (increase) in other assets                422,712)          -
 Proceeds from sale of equipment-12,047
      Net cash flow used in investing activities   (474,607)      (156,778)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds from issuance of common stock            -         1,250,956
 Proceeds from the exercise of options and
  warrants                                          208,241           -
 Payment of capital lease obligation                 (1,710)        (1,721)
 Proceeds from notes payable                        553,664        292,512
 Payment of notes payable                          (132,961)      (210,247)
 Net cash flows from financing activities           627,234      1,331,500
 Net increase (decrease) in cash and cash
  equivalents                                       (48,927)       837,678

CASH AND CASH EQUIVALENTS, beginning of period      231,781         17,976

CASH AND CASH EQUIVALENTS, end of period         $  182,854      $ 855,654
Supplemental Information:
 Cash paid during period for interest            $   14,200      $  29,230

The accompanying notes to condensed financial statements are an integral part of these condensed statements.





                         INFONOW CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management,necessary for a fair presentation ofthe financial position and operating results for the interim periods. Thefinancial statements as of December 31, 1995 have been derived from audited financial statements, the report on which included an explanatory paragraph describing uncertainties concerning the Company's ability to continue as a going concern. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended December 31, 1995. The results of operations for the three months and six months ended June 30, 1996 are not necessarily indicative of the results that will be achieved for the entire fiscal year ending December 31, 1996.

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


Results of Operations

As discussed in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995, the Company's business changed substantially in 1995. The results of operations for the quarter ended June 30, 1995 include the results of the operations for Cimarron from May 23, 1995, which was the date the Company acquired Cimarron. The results of Navigist for the six months ended June 30, 1995 were not included as the Company did not acquire Navigist until August 1995. For the six months ended June 30, 1995, $76,041 of the Company's revenues related to the sales of software distributed via CD-ROM. The results for the three and six months ended J une 30, 1996 reflect the acquisitions of Cimarron and Navigist, the formation of the Company's Internet Products Group, and include no revenues or expenses from the Company's previous CD-ROM software distribution business as all operations in this business were discontinued in the third quarter of 1995.

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

The net loss of the Company increased by approximately 5% for the three months ended June 30, 1996, and decreased by 13% for the six months ended June 30, 1996, respectively, compared to the same periods in the prior year the results for the three and six month periods ended June 30, 1995 included $ 96,925 and $ 56,261, respectively, of net non- operating income related to the loss on and sale of assets and extraordinary gain from debt restructuring. Without these non-operating items, the net operating loss of the Company would have decreased by 11% and 18% for the three months and six months ended June 30, 1996, respectively. Although the net losses were lower when compared to prior year periods, the net loss in the quarter ended
June 30, 1996, increased significantly (203%) compared to the previous quarter ended March 31, 1996. The increase in loss in the current quarter was due primarily to the losses incurred in the Denver Navigist operations in the second quarter which accounted for approximately 68% of the total net loss for the quarter ended June 30, 1996. These losses were caused primarily from the decline of sales as compared to the first quarter sales of Navigist. As a result of these declining sales, the Company closed the Denver Navigist operations and the operating expenses related to that unit were eliminated. The Company believes that the reassignment of the applications development group, closure of the Denver Navigist office and elimination of the related expenses may result in lower operating losses in future quarters and will allow the Company to better focus its effort on the further development of its FindNowSM system and other Internet products.

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

During the quarter ended June 30, 1996, the Company received approximately $208,000 in proceeds from the exercise of warrants to purchase common stock of the Company. The Company believes that it will require additional cash to fund operations for the remainder of 1996 in order to continue operations as currently planned. The Company is planning a private placement of its common stock which is intended to raise gross proceeds of approximately $1.0 million to $1.5 million. The proceeds will be used to continue development of the FindNowSM system, increase sales and customer support resources in the Internet Products Group and provide for general corporate working capital. The Company believes the proceeds of the offering, if the planned amount is raised, would be sufficient to meet its capital needs for the next 12 months. The Company is currently in discussions with a number of potential clients for its FindNowSM service. As of August 13, 1996, two customers had contracted with the Company to utilize the FindNowSM service. The Company believes that it has a viable market for its FindNowSM service based on contact and inquiries from prospective customers received since the deployment of FindNowSM.However, there can be no assurance that the Company will be able to generate sufficient cash flow from anticipated sales of FindNowSM service to cover operating costs of the Internet Products group or related corporate administrative costs.

In addition to its planned private placement, the Company has also taken steps to minimize its operating cash needs including reductions in operating expenses. In addition, voluntary salary deferrals for certain of its officer which amounted to $108,612 at the end of the six months ended June 30, 1996 have been put in place. Without additional financing, sales of FindNowSM service or additional changes in the Company's operations, the Company believes that it has sufficient working capital to continue operations through the end of the third quarter of 1996. In the event that the Company can not obtain additional funding, the Company believes that it can make additional changes in its operations to further reduce the Company's cash requirements. However, the Company believes that these changes would significantly reduce its chances of successfully marketing its FindNowSM service and that there can be assurance that the Company could continue as a going concern even with additional cost reduction measures. Accordingly, there is an explanatory paragraph in the auditors report describing uncertainties concerning the Company's ability to continue as a going concern included in the Company's audited financial statements dated December 31, 1995.

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

Exhibit
Number          Exhibit

27.1*           Financial Data Schedule


3.1 --          Certificate of Incorporation of Infonow
                Corporation.  (Incorporated by Reference to Exhibit
                3.1 of Registration No. 33-43035 on Form S-1).


3.3 --          By-Laws of InfoNow Corporation (Incorporated by
                Reference to Exhibit 3.3 of Registration No. 33-
                43035 on Form S-1).



4.1 --          Form of Common Stock Certificate for the
                Registrant's common stock, $0.01 par value per share (Incorporated by Reference to Exhibit 4.1 of Registration No. 33-43035 on Form S-1).




*      Filed herewith







                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 16,1996

                                 INFONOW CORPORATION
                                 (Registrant)







                                  /s/ Michael W. Johnson_______
                                  Michael W . Johnson
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)




                                  /s/ Kevin D. Andrew
                                  Kevin D. Andrew
                                  Chief Financial Officer,
                                  Treasurer and Secretary
                                  (Principal Financial and
                                  Accounting Officer)

