Form 10-Q
period 1996-09-30
INFONOW CORP /DE
filed 1996-11-14
CIK 879684

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934


For the transition period from              to

Commission File Number: 0-19813

                            INFONOW CORPORATION
          (Exact name of registrant as specified in its charter)


           Delaware                                     04-3083360
  (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                   Identification No.)

3131 So. Vaughn Way, Suite 134, Aurora, CO                 80014
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  303-368-4646

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         [X] Yes   [ ] No


The number of shares outstanding of the Registrants Common Stock, $.001 par value, as of October 28, 1996 was 3,743,940.

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                            INFONOW CORPORATION

                                  INDEX

PART I.     FINANCIAL INFORMATION                                    PAGE NO.
                                                                     --------
   Item 1.  Financial Statements

            Balance Sheets -- September 30, 1996 (Unaudited) and
             December 31, 1995.                                           1

            Unaudited Statements of Operations-For the Three Months       2
             Ended September 30, 1996 and September 30, 1995 and
             For the Three Months and Nine Months Ended
             September 30, 1996 and September 30, 1995.

            Statement of Stockholders Equity (Deficit) - For the Nine     3
             Months Ended September 30, 1996.

            Unaudited Statements of Cash Flows--For the Nine Months       4
             Ended September 30, 1996 and September 30, 1995.

            Notes to Unaudited Condensed Financial Statements             7

 Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL             8
             CONDITION AND RESULTS OF OPERATIONS

PART II.    OTHER INFORMATION                                            12

SIGNATURES                                                               14

                             INFONOW CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                              September 30,   December 31,
Assets                                            1996            1995
                                              -------------   ------------
                                               (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalent                     $    187,266   $    231,781
  Accounts receivable, net                          258,230         494,91
  Other current assets                              113,920         34,809
                                                -----------    -----------
    Total current assets                            559,416        761,508
Property and Equipment, net                         410,608        336,050
Goodwill, net of accumulated amortization
 of $90,728 and $87,820 at September 30,
 1996 and December 31, 1995, respectively.          929,967      3,099,955
Software development costs, net of
 accumulated amortization of $43,354 at
 September 30, 1996.                                153,103              -
Other assets and deferred charges                    19,717         18,381
                                                -----------    -----------
    Total assets                                $ 2,072,811    $ 4,215,894
                                                -----------    -----------
                                                -----------    -----------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses             724,283        435,591
  Notes payable-current portion                      69,445         43,202
  Related party payables                            100,000              -
  Deferred compensation                              58,779              -
  Unearned revenue                                  237,057        123,386
  Capital lease obligation-current                    3,930          3,514
                                                -----------    -----------
    Total current liabilities                   $ 1,193,494    $   605,693

CAPITAL LEASE OBLIGATION                             14,935         14,039
NOTES PAYABLE                                       139,518        172,440

COMMITMENTS AND CONTINGENCIES                             -              -

STOCKHOLDER'S EQUITY
  Preferred stock, $.001 par value, 2,000,00
   shares authorized, none issued                         -              -
  Common stock, $.001 par value; 15,000,000
   shares authorized, 3,743,940 and 3,183,567
   shares issued and outstanding at September
   30, 1996 and December 31, 1995 respectively        3,836          3,184

Treasury stock (92,000 shares at cost)                    -              -
Additional paid-in capital                       19,873,707     19,478,118
Accumulated deficit                             (19,152,679)   (16,057,580)
                                                -----------    -----------
      Total stockholder's equity                    724,864      3,423,722
                                                -----------    -----------
Total liabilities and stockholder's equity      $ 2,072,811    $ 4,215,894
                                                -----------    -----------
                                                -----------    -----------


             The accompanying notes to financial statements are an integral part of these consolidated balance sheets

                             INFONOW CORPORATION

             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                          For the Three Months        For the Nine Months
                                           Ended September 30,        Ended September 30,
                                        -------------------------   --------------------------
                                           1996          1995          1996           1995
                                        -----------    ----------   -----------   ------------
SALES                                   $   542,503    $  635,748   $ 1,765,317   $    774,875

OPERATING EXPENSES:

Cost of sales                               304,056       209,532       838,721        306,740
Selling, general and administrative         563,597       647,927     1,991,719      1,587,587
Research and development                          -         6,981             -         18,721
Impairment of long lived assets           2,010,599             -     2,010,599              -
                                        -----------     ---------   -----------    -----------

Total operating expenses                  2,878,247       864,430     4,841,039      1,913,048
                                        -----------     ---------   -----------    -----------
Net loss from operations                 (2,335,744)     (228,682)   (3,075,722)    (1,138,173)

OTHER INCOME (EXPENSE):

Loss on disposition of assets                     -         9,606             -       (103,816)
Interest income (expense), Net               (8,345)       (3,017)      (19,377)       (10,832)
                                        -----------     ---------   -----------    -----------
Net loss before extraordinary gain
 from debt restructuring                 (2,344,089)     (222,093)   (3,095,099)    (1,252,821)

EXTRAORDINARY GAIN FROM
 DEBT RESTRUCTURING                               -       (35,560)            -        134,123
                                        -----------     ---------   -----------    -----------
NET LOSS                                $(2,344,089)    $(257,653)  $(3,095,099)   $(1,118,698)
                                        -----------     ---------   -----------    -----------
                                        -----------     ---------   -----------    -----------

Net loss per common share before
 extraordinary gains from debt
 restructuring                          $     (0.65)    $   (0.09)  $     (0.92)   $     (0.91)

Extra ordinary gain from debt
 restructuring                          $         -     $   (0.01)  $         -    $      0.10

Net loss per common share               $     (0.65)    $   (0.10)  $     (0.92)   $     (0.81)

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                       3,608,394     2,588,624     3,365,055      1,378,844
                                        -----------     ---------   -----------    -----------
                                        -----------     ---------   -----------    -----------


               The accompanying notes to financial statements
                 are an integral part of these statements.

                            INFONOW CORPORATION

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                For the nine months ended September 30, 1996

                                     Common Stock
                                  ------------------     Additional      Treasury   Accumulated
                                   Shares     Amount   Paid-in Capital     Stock      Deficit
                                  ---------   ------   ---------------   --------   ------------
BALANCES, December 31, 1995       3,183,567   $3,184     $19,478,118           -     (16,057,580)
Issuance of common stock in
 conjunction with the exercise
 of employee stock options           15,708       15          20,404
Issuance of common stock in
 conjunction with the exercise
 of warrants                        469,554      470         187,352
Return of common stock to treasury
 from escrow                        (92,000)       -               -           -
Common stock issued to three
 officers of the Company at $1.12
 per share for cash, deferred
 salaries and expenses              167,111      167         187,833
Net loss                                  -        -               -           -      (3,095,099)
                                  ---------   ------     -----------         ---    ------------
BALANCES, September 30, 1996      3,743,940   $3,836     $19,873,707         $ -    $(19,152,679)
                                  ---------   ------     -----------         ---    ------------
                                  ---------   ------     -----------         ---    ------------

                            INFONOW CORPORATION
              CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                    For the Nine Months
                                                    Ended September 30,
                                                 --------------------------
                                                    1996           1995
                                                 -----------    -----------
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss                                         $(3,095,099)   $(1,118,698)
    Adjustments to reconcile net loss to
     net cash used in operating activities
    Depreciation and amortization                    335,519        110,654
    Long-lived asset impairment                    2,010,599              -
    Gain on debt restructuring                             -       (134,123)
    Allowance for bad debts                           43,785              -
    Compensation expense related to
     stock options and stock warrant
     issuance's                                            -        327,599
    Loss on asset dispositions                             -        122,063
Changes in operating assets and liabilities:
    Decrease (Increase) in accounts receivable       217,067         65,421
    Decrease in inventory                                  -          5,969
    Increase in other current assets                 (79,111)        21,575
    Increase (decrease) in payables and
     accrued liabilities                             216,307        115,082
    Increase (decrease) in payables to
     officers, directors and related parties               -            115
    Increase in unearned revenue                     113,671            922
                                                 -----------    -----------
Net cash flows used in operating activities         (237,262)      (483,421)

CASH FLOWS FROM(USED IN)INVESTING ACTIVITIES:              -              -
Purchase of property and equipment                  (207,333)      (184,986)
Proceeds of net assets of Cimarron                         -       (160,000)
Purchase of net assets of Navigist                         -        (76,261)
Decrease (increase) in other assets                 (197,794)             -
Proceeds from sale of equipment                            -         18,247
                                                 -----------    -----------
Net cash flow used in investing activities          (405,127)      (403,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock            95,000      1,315,217
Decrease in restricted cash                                -         15,000
Proceeds from the exercise of options
 and warrants                                        208,241              -
Payment of capital lease obligation                   (2,615)        (2,243)
Proceeds from notes payable                          503,664        292,512
Payment of notes payable                            (206,416)      (280,276)
                                                 -----------    -----------
Net cash flows from financing activities             597,874      1,340,210

Net increase (decrease) in cash and
 cash equivalents                                    (44,515)       453,789

CASH AND CASH EQUIVALENTS, beginning of period       231,781         17,976
                                                 -----------    -----------

CASH AND CASH EQUIVALENTS, end of period         $   187,266    $   471,765
                                                 -----------    -----------
                                                 -----------    -----------
Supplemental Information:
Cash paid during period for interest             $    23,458    $    22,927




      The accompanying notes to condensed financial statements are an integral part of these condensed statements.

                            INFONOW CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements as of December 31, 1995, have been derived from audited financial statements, the report on which which included an explanatory paragraph describing uncertainties concerning the Company's ability to continue as a going concern. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended December 31, 1995. The results of operations for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results that will be achieved for the entire fiscal year ending December 31, 1996.

NOTE 2 - SUPPLEMENTAL CASH FLOW DISCLOSURES

     During the nine months ended September 30, 1996, the Company completed a non-cash transaction with Environmental Research Institute, Inc. ("ESRI"), in which the Company received computer equipment and software licenses from ESRI in exchange for an obligation of $350,000 to be paid to ESRI which has been recorded as an accrued expense. The Company also issued 167,111 shares in exchange for cash and cancellation of $143,000 in current liabilities (see Note 4).

     During the nine months ended September 30, 1995, the Company had the following non-cash transactions: the Company purchased Cimarron International, Inc. ("Cimarron") with a combination of cash, notes and common stock, the Company renegotiated certain accounts and notes payable, the Company agreed to issue common stock, warrants, and certain other consideration to certain related party debt holders and preferred shareholders, and the Company converted a convertible note payable to common stock.

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

     In a separate transaction, a vice-president of the Company has advanced $50,000 to the Company as a short term non-interest bearing loan. On September 13, 1996 this loan was exchanged for 66,667 shares of common stock valued at $1.12 per share.

NOTE 4 - EQUITY TRANSACTIONS

     On September 13, 1996, the Company completed a private placement of common shares to three officers of the Company in which the Company issued 167,111 shares of common stock valued at $1.12 and granted warrants to purchase 83,556 shares at $1.12 per share, exercisable until September 13, 1998. In consideration for these shares, the three officers provided $45,000 in cash and reduced obligations owed to them including a $50,000 short term advance and $93,000 in deferred salaries and other expenses.

NOTE 5 - IMPAIRMENT OF GOODWILL

     During the third quarter, as a result of its review of long-lived assets as required by SFAS 121 "Impairment of Long Lived Assets" the Company took a non-cash charge against operating results in the amount of $2,010,599 as a write down of all goodwill related to its acquisition of Navigist, Inc. This write down will reduce future amortization expense by approximately $144,000 on an annual basis. The recent write down was based on the evaluation of recent poor financial results in this subsidiary. The
     Company is currently considering, among other options, the sale of this subsidiary.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company was originally formed to engage in the development and marketing of an electronic distribution system using CD-ROM technology for software programs and other products. During 1995, the Company ceased all activities in this business and shifted its strategy towards providing Internet-based customer service applications and services to large business and governmental organizations. As part of this strategy change, the Company acquired Cimarron International, Inc., a multimedia production company and Navigist, Inc., a network engineering consulting company in May and August of 1995, respectively. In addition to these acquisitions, the Company formed a third business unit, Internet Products, which is pursuing opportunities on the Internet.

In July 1996, the Company deployed its first Internet offering, called FindNow-SM-, a locator and mapping service designed to integrate into a client company's website in order to improve how they respond to location based inquiries from their customers over the Internet. FindNow-SM- was integrated into the VISA International web site (http://www.visa.com) in July 1996, and is the first customer for this service. In August of 1996, the Company implemented the FindNow-SM- system for Compaq Computers (http://www.compaq.com) and announced on September 26, 1996 that it had contracted with Nations Banc to provide this service to their web site. In addition, the Company is currently in the contract negotiation stage with four other clients that have selected the Company's FindNow-SM- system. The Company is also in discussions with other customers at the current time and expects that additional sales of the FindNow-SM- system will occur as the system continues to gain market acceptance.

The Company's Navigist operations have continued to generate poor financial results and declining sales when compared to the prior year periods resulting in negative cash flows from it's operations during the nine months ended September 30, 1996. In order to reduce these losses, the Company ceased Navigist's network and communications consulting operations located in Denver CO during the second quarter. As part of this change, the applications development group that was previously part of the Denver Navigist operations was consolidated into the Internet Products Group. Navigist's San Jose operations have remained unchanged. These actions were taken to better focus the application development group on Internet Products projects and reduce recent operating and cash losses due to poor sales in the network communications engineering business in Denver. However, while the recent changes have reduced operating losses, they have not resulted in profitable operations for Navigist. As a result of these developments and a review of how the operations of Navigist strategically fit into the current operations of InfoNow, the Company recorded a non-cash charge of $2,010,599 in the third quarter to reflect the write down of all of the goodwill of Navigist. In addition, the Company is considering, among other options, the possible sale of Navigist.

RESULTS OF OPERATIONS

As discussed in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995, the Company's business changed substantially in 1995 due to the discontinuance of the CD-ROM software business and the acquisitions of Navigist and Cimarron. The results of operations for the quarter ended September 30, 1995 include the results of the operations for Cimarron and Navigist from May 23, 1995, and August 23, 1995, respectively, which was the date the Company acquired Cimarron and Navigist. For the nine months ended September 30, 1995, $107,361 of the Company's revenues related to the sales of software distributed via CD-ROM. The results for the three and nine months ended September 30, 1996 reflect the operations of Cimarron and Navigist, the Company's previous CD-ROM software distribution business as all operations in this business were discontinued in the third quarter of 1995.

THREE AND NINE MONTHS ENDED SEPTEMBER 30,1996 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995

Total sales decreased by 15% for the three months ended September 30, 1996 and increased 79%, for the nine months ended September 30, 1996 when compared to the same periods in the prior year. The decrease for the three month period ended September 30, 1996 relates to 29% and 27% declines in revenues of Cimarron and Navigist, respectively when compared to the same period a year ago. These declines were due primarily to lower revenues in the Interactive Media Group of Cimarron and the closure of the Navigist network communications engineering and consulting practice in Denver. These decreases were offset somewhat by increases in revenues from the Internet Products Group which began service of its FindNow-SM- system in the third quarter and generated approximately $183,000 in revenues from those activities during the three months ended September 30, 1996. The increases for the nine month period ending September 30, 1996 are the result of the acquisition of the of the operations of Cimarron and Navigist and revenues generated from the Internet Products Group, which increased by $396,000, $479,000 and $294,000, respectively. These increases were offset by a decrease of $107,000 in revenues from the Company's previous business of selling software distributed via CD-ROM. The Company ceased all activity in this business during the quarter ending September 30, 1995.

The net loss of the Company increased by approximately 810% and 177% for the three months and nine months ended September 30, 1996, respectively, compared to the same periods in the prior year. The results for the current year include a non-cash charge of $2,010,599 for the impairment of goodwill related to the acquisition of Navigist. Without this non-cash charge, the net loss of the Company increased by 29% for the three months ended September 30, 1996 and decreased by 3% for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. When excluding the non-cash charge for the impairment of goodwill, the net loss in the quarter ended September 30, 1996, decreased significantly (40%) compared to the previous quarter ended June 30, 1996 due primarily to the elimination of losses incurred in the Denver Navigist operations which were closed in the second quarter.

The cost of sales as a percent of revenues increased 24% and 7% for the three and nine month period ending September 30, 1996, respectively when compared with the prior year's periods. This increase is primarily related to the reclassification of production labor in the Navigist operations from selling, general and administrative to the cost of sales. When adjusting for the reclassification of these expenses, the gross margins of the business have significantly improved over the prior year primarily due to the replacement of revenues generated from the sales of software distributed on CD-ROM with the sales of the Company's FindNow-SM- system. This change in the source of business revenues resulted in a reduction of cost of sales as a percent of revenues from 68% of sales for the nine month period ending September 30, 1995 to 32% of sales for the comparable nine month period in 1996. The Company anticipates that future revenues from its Internet Products Group may contain continuing service fees, either on a fixed monthly, or transaction basis which may cause variances the overall gross margin levels depending on the structure of the arrangements ultimately consummated with customers.

Selling, general and administrative expenses of the Company decreased as a percent of sales from 13% for the three month period ending September 30, 1996 and increased by 25% for the nine month period ending September 30, 1996 when compared to the prior year's periods. Selling, general and administrative expenses have declined 19% in the quarter ended September 30, 1996, compared to the quarter ended June 30, 1996 and have declined 24% from the quarter ended March 31, 1996. The increases in the nine month period compared to the prior year relate to the added costs of operations from the acquisitions of Navigist and the formation of the Internet Products Group. The addition of revenues from these operations resulted in selling general and administrative expenses declining as a percent of sales from 205% in the nine month period ended September 30, 1995, to 112% for the nine month period ending September 30, 1996. The decline of selling, general and administrative expenses in the third quarter of 1996 compared to the first and second quarter of 1996 is the result of the effect of further management cost reductions in several areas, elimination of certain operating expenses related to the closure of the Navigist Denver operations, and reclassification of production labor in the Navigist operations from selling, general and administrative to cost of sales.

LIQUIDITY AND CAPITAL RESOURCES; NEED FOR ADDITIONAL FINANCING

The Company had cash and equivalents of $187,266 at September 30, 1996, compared to $182,854 at June 30, 1996 and $231,781 as of December 31 , 1995. Although the Company has made progress in commercializing its FindNow-SM-service with the implementation of two clients and the addition of five other clients as of the date of this report, the Company continued to sustain continued operating losses during the third quarter. In addition, the Company expects that the implementation of these new clients and the planned addition of new customers in the fourth quarter will not generate sufficient cash to sustain operations in the fourth quarter and make investments that the Company believes are necessary to successfully commercialize its FindNow-SM-service that include, but are not limited to, hiring of additional sales personnel, the purchase of approximately $350,000 in hardware and software to implement additional server capacity, and the hiring of additional technical personnel to continue development and enhancement of the FindNow-SM- service. The Company used cash of $201,554 and $237,199 in its operations during the quarters ended June 30, 1996 and September 30, 1996 respectively.

The Company has a working capital deficit of $634,078 as of September 30, 1996 compared to a working capital deficit of $646,836 at June 30, 1996 and a working capital surplus of $155,815 at January 1, 1996. This change in working capital from the beginning of the year relates to short term financing from an officer of the Company in the amount of $100,000. This loan is intended to provide "bridge" capital until the Company is able to obtain permanent equity capital. In addition, the Company also recorded a short term obligation of $350,000 related to computer hardware and software licenses obtained from ESRI in connection with the initial development of the Company s FindNow-SM- system. Cash payments of $150,000 have been made towards this obligation during the nine months ended September 30, 1996. The reductions of accounts payables and short term notes during the quarter ended September 30, 1996 have been offset by an increase in unearned revenues related to FindNow-SM- projects currently in process which have increased by approximately $167,000 since June 30, 1996. These three transactions increased net current liabilities by approximately $500,000 during the nine months ending September 30, 1996. During the same period, current assets were reduced by approximately $178,000 primarily due to the reduction in receivables related to the closure of the Navigist Denver operations, and collection of receivables in the normal course of the Company's operations.

During the quarter ended June 30, 1996, the Company received approximately $208,000 in proceeds from the exercise of warrants to purchase common stock of the Company. In addition, in the quarter ended September 30, 1996 the Company completed a small private placement which provided $45,000 in additional cash and reduced current liabilities of the Company by $143,000. The Company believes that it will require additional cash to fund operations for the remainder of 1996 in order to continue operations as currently planned. The Company is in discussion with several parties regarding an equity financing which is intended to raise gross proceeds sufficient to meet the Company s capital needs for the next 12 months. The proceeds will be used to continue development of the FindNow-SM- system, increase sales and customer support resources in the Internet Products Group, purchase computer hardware and software to expand server capacity and provide for general corporate working capital. No assurance can be given that this financing will be completed.

The Company is currently in discussions with a number of potential clients for its FindNow-SM- service. As of November 8, 1996, three customers had contracted with the Company to utilize the FindNow-SM- service. An additional four customers have selected the FindNow-SM- service and are currently negotiating contracts with the Company for the service. The Company believes that it has a viable commercial market for its FindNow-SM- service based on the results achieved to date and the contacts and inquiries from prospective customers received since the deployment of FindNow-SM-. However, there can be no assurance that the Company will be able to generate sufficient cash flow from anticipated sales of FindNow-SM- service to cover operating costs of the Internet Products group or related corporate administrative costs.

In addition to its activities with respect to additional equity financing, the Company has also taken steps to minimize its operating cash needs including reductions in operating expenses. In addition, voluntary salary deferrals for certain of its officers amounted to $136,779 for the nine months ended September 30, 1996. Approximately $78,000 of these deferrals were eliminated in conjunction the completion of a small private placement in which two officers of the Company forgave this indebtedness in exchange for common shares and warrants of the Company. Without additional financing, sales of FindNow-SM- service or additional changes in the Company's operations, the Company believes that it does not have sufficient working capital to continue operations through the end of 1996. In the event that the Company can not obtain additional funding, the Company believes that it can make additional changes in its operations to further reduce the Company's cash requirements. However, the Company believes that these changes would significantly reduce its chances of successfully marketing its FindNow-SM- service and there can be no assurance that the Company could continue as a going concern even with additional cost reduction measures. There is an explanatory paragraph in the auditors report describing uncertainties concerning the Company's ability to continue as a going concern included in the Company s audited financial statements dated December 31, 1995.

FORWARD LOOKING STATEMENTS AND RELATED BUSINESS RISKS AND ASSUMPTIONS

The Company's actual results may vary materially from the forward looking statements made above. The Company intends that such statements be subject to the safe harbor provision of the Securities Act. The Company's forward-looking statements include the plans and objectives of management for future operations and relate to: (i) the ability of the Company to generate future sales of the Company's FindNow-SM- service, (ii) market acceptance of the FindNow-SM- service, (iii) success of the Company in forecasting and meeting the demand of the customers of the FindNow-SM- service, including maintaining technical performance of the system as new FindNow-SM- customers are added, (iv) ability to obtain financing to purchase equipment needed to provide service to additional FindNow-SM- customers, (v) ability to maintain pricing and there by maintain adequate profit margins on its products and services (vi) ability to retain qualified technical personnel (vii) ability of the company to maintain current pricing and sales volume in its operations of Cimarron and Navigist (viii) ability to control development costs of FindNow-SM- service with in current budgeted levels, (ix) and the ability of the Company to raise additional capital.

The foregoing assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's ability to control. There are also other risks which could cause the Company's revenues or costs to vary markedly from the forward-looking statements made above, such as the risk that the market demand for the FindNow-SM- may not develop as expected or if it does develop, that the Company will be able to generate sufficient sales to fund its operations. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized and any statements should not be regarded as are presentation by the Company or any other person that the Company's objectives or plans will be achieved.

PART II.   OTHER INFORMATION


Item 1.    Legal Proceedings

           None.

Item 2.    Changes in Securities

           None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

     (a)   Reports on Form 8-K

           None

b. Exhibits-Included as exhibits are the items listed on the Exhibit Index. The Registrant will furnish a copy of any of the exhibits listed below upon payment of $5.00 per exhibit to cover the costs to the Registrant of furnishing such exhibit.

                                                              Sequentially
     Exhibit                                                  Numbered
     Number            Exhibit                                Page
     -------           -------                                -------------
     27.1*             Financial Data Schedule

     3.1--             Certificate of Incorporation of InfoNow
                       Corporation. (Incorporated by Reference
                       to Exhibit 3.1 of Registration
                       No.33-43035 on Form S-1).

                       By-Laws of InfoNow Corporation (Incorporated by Reference to Exhibit 3.3 of Registration No.33-43035 on Form S-1).
     3.3--
                       Form of Common Stock Certificate for the
                       Registrant's common stock, $0.01 par value per share (Incorporated by Reference to Exhibit 4.1 of Registration No.33-43035 on Form S-1).
     4.1--


     *  FILED HEREWITH

                                      SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 13, 1996

                                    INFONOW CORPORATION
                                    (Registrant)



                                    /s/ Michael W. Johnson
                                    ----------------------------------
                                    Michael W. Johnson
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



                                    /s/ Kevin D. Andrew
                                    ----------------------------------
                                    Kevin D. Andrew
                                    Chief Financial Officer, Treasurer
                                    and Secretary
                                    (Principal Financial and Accounting
                                    Officer)