Form 10-K
period 1996-12-31
INFONOW CORP /DE
filed 1997-03-31
CIK 879684

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.  20549

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
    ACT OF 1934

                        FOR THE YEAR ENDED DECEMBER 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

                            Commission file number 0-19813

                                 INFONOW CORPORATION
                (Exact name of registrant as specified in its charter)

        Delaware                                        04-3083360
(State of Incorporation)                      (IRS Employer Identification No.)

              1875 LAWRENCE STREET, SUITE 1100, DENVER, COLORADO 80202
                (Address of principal executive offices)  (Zip code)

                                  (303) 293-0212
                  (Registrant's telephone number, including area code)

               Securities registered pursuant to Section 12(b) of the Act:
                                       None.

               Securities registered pursuant to Section 12(g) of the Act:
                                       UNITS
                        COMMON STOCK, PAR VALUE $.001 PER SHARE
                                 CLASS A WARRANTS
                                 CLASS B WARRANTS
                                 (Title of Class)

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X   No
                                      ---     ---
Indicated by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of February 28, 1997, 5,515,872 common shares were outstanding. The aggregate market value of the shares held at that date by non-affiliates was approximately $7,457,000 based on the average of the bid and ask prices as quoted on Nasdaq's Electronic Bulletin Board System.

For the purposes of calculating the above required information, affiliates are defined as shareholders with greater than 5% beneficial ownership of the Company's stock and all directors and officers of the Company.

                      DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 1997, is incorporated into Part III of this Form 10-K.

                                  PART 1
                                  ------

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW
     The Company develops and markets products and services that are designed to deliver customer service information over the Internet. InfoNow introduced its first service, FindNow-SM-, an Internet-based locator and mapping service, in July 1996. A company using the FindNow-SM- service as part of its World Wide Web ("Web") site can provide customized location and mapping information about its products and services to its customers via Web sites on the Internet. FindNow-SM-is accessed through an InfoNow customer's ("Client") Web site. To use FindNow-SM-, an Internet user enters the street address of his or her current location on a specialized Web page within a client's Web site using the FindNow-SM- service. This specified page then queries the FindNow-SM- servers operated by InfoNow to produce a map showing the user's location and the nearest Client sales and service locations as well as other customized information. FindNow-SM- is based on proprietary technology developed in partnership with Environmental Systems Research Institute, Inc. ("ESRI"), the world's largest geographic information systems ("GIS") company. Since its introduction, FindNow-SM- has been implemented on Web sites of Visa International, Compaq Computers, NationsBank, Apple Computers, American Airlines, United Health Care, Kenwood USA and BancOne. These applications can be viewed by anyone with access to the Web by "browsing" the Web sites of any of the Clients noted above or by viewing the "Customers" section of InfoNow's home page at www.infonow.com.

     The Company also provides business presentation and Web site development services through its subsidiary, Cimarron International, Inc. ("Cimarron").

COMPANY BACKGROUND
     The Company was incorporated under the laws of the State of Delaware on October 29, 1990, and for the first five years of existence was focused on the sale of software through the use of encrypted CD-ROM technology. Sales of software using these methods were never sufficient to cover the Company's cost of operations, and in 1995 the Company embarked upon an acquisition strategy focused on companies that would allow the Company to shift its strategy away from its previous business and focus on opportunities related to the Internet.

     The Company made two business acquisitions as a result of its new business strategy. In May 1995, the Company acquired Cimarron, a leading provider of interactive multimedia and business presentation services in the Rocky Mountain region. Cimarron was established in 1979, and its staff of twelve professionals have won numerous awards for their creative work, including an EMMY, TELLY, Alfie and B/PAA Gold Spike. On August 23, 1995, the Company acquired Navigist, Inc. ("Navigist"), a provider of Internet software development services, consulting and support services for computer networks, and Internet site services. The Company acquired Cimarron and Navigist as a means of acquiring skills in electronic content creation as well as a core of software development skills needed for developing Internet-based applications.

     In 1995, the Company ceased selling software using encrypted CD-ROM technology and installed a new senior management team, led by Michael Johnson, who became President and Chief Executive Officer in October 1995. Utilizing resources from Cimarron and Navigist, the Company formed a third business group, Internet Products, to focus on executing the Company's strategy to develop Internet-based customer service software, products and services. The Internet Products Group introduced FindNow-SM- in July 1996. FindNow-SM- is an Internet-based locator and mapping service designed to allow a national chain or national consumer brand to provide customers with their nearest sales and service locations and other location-based information via the World Wide Web.

     The Company sold Navigist on December 13, 1996 to two of the former owners of Navigist. The impact of this disposition is reflected in the consolidated financial statements of the Company for the year ended December 31, 1996.

INDUSTRY BACKGROUND
     Several recent developments within the global business community are changing the way that businesses can respond to customer inquiries about their products and services.

     The most important development is the emergence of the Internet as a significant new medium for communications. The Internet is a global collection of computer networks, linking millions of public and private computers around the world. In addition to providing access to a vast array of information, the Internet represents a new medium through which organizations and individuals can conduct business and answer customer inquires. The potential benefits of conducting business through the Internet include direct, immediate and consistent communications with consumers and low communications and transaction costs. In addition, the unique interactive capabilities of the Internet also give businesses the capability to acquire valuable information that can help pinpoint customer needs, provide a superior answer to customer inquires, deliver updated information instantly, and provide a faster response than traditional customer service call centers.

     The Internet is experiencing significant growth in both the number of computers connected to the Internet and in consumer usage. The number of "host" computers connected to the Internet has grown from approximately 200,000 in 1989 to over seven million at the end of 1995, representing a annual growth rate of over 80%. A 1995 study completed by Nielsen Media Research indicated that over 17% of the adult population of the US and Canada currently have access to the Internet and that over 24 million of these adults were considered frequent users. The study noted that the total time spent on the Internet by consumers is equivalent to the total time spent by consumers watching rented video tapes. International Data Corporation has estimated that the number of Internet users will reach approximately 200 million by the end of 1999, from 56 million at the end of 1995.

     The Company believes that this growth is due to a number of factors including the proliferation of communication-enabled computers, a significant increase in network infrastructure, reductions in the cost of Internet access, and the availability of intuitive graphical software that allow non-technical users to access the Web. These developments have resulted in widespread access at a rapidly declining cost. The Company believes these factors will promote continued growth in consumer usage of the Internet and continue to spur the interest of corporations and other organizations in utilizing the Internet as a tool for communicating with customers.

        The most prominent growth in the Internet has occurred on an area known as the World Wide Web (the "Web") which is where most commercial activity has taken place. The Web utilizes a standard protocol know as hyper text transfer protocol (http:) which allows almost any computer to access Web "pages" written in Hyper Text Markup Language ("HTML") through the use of browser software such as Netscape Navigator.

     One unique feature of the Web is the capability to allow one Web page to link to another page and communicate information to a different site. This capability makes it possible for a Web site developer to outsource portions of their Web site to another, more specialized Web site in the same way that manufacturing concerns subcontract certain processes out to other vendors. As the amount of information, commercial applications and the number of Web sites have increased, Web pages have become more sophisticated. Many early Web sites consisted of Web pages which contained only simple text and graphics. Now, many large corporate and commercial sites contain pages with rich multimedia content and sophisticated interactive capabilities that allow access to information stored in corporate databases. The production of these Web sites require significant investments of time and money and now require that the developers of such sites have the knowledge of sophisticated tools such as CGI (common gateway interface) script, Java and VRML (virtual reality modeling language). InfoNow believes that companies will outsource more and more functions within their Web sites as Web sites become more specialized and complex. This trend will create a significant demand for functional products tailored to meet specific needs. In addition, in order to maintain long term economic viability, these applications must solve real problems that can produce a measurable benefit.

     The Company believes that it can provide significant value by supplying tools and services to enable companies to provide customer service via the Internet. The Company believes that the Internet is an alternative to many functions currently performed in a traditional customer service call center, and InfoNow's focus is on the $15 - $25 billion market in the United States for services provided by call centers. These centers handled over 10 billion customer calls in 1994 and the level of activity is expected to grow significantly through the next century. Customer service call centers provide a wide range of customer support services, including dealer and service location, help desk and product support services, product ordering and consumer information fulfillment.

     InfoNow's objective is to develop tools and services that will facilitate the shift of a large portion of the call center market to the Internet. FindNow-SM- is the Company's first product which utilizes the Internet to address customer service issues for corporations. InfoNow developed its FindNow-SM- system to answer location-based queries because they are among the most frequently asked questions by consumers.

     In addition, the Company believes that an opportunity exists to significantly improve upon current methods of finding locations using an Internet-based solution. Significant benefits include potential cost saving of 90% as compared to many current solutions, the ability to gather location-based information about consumers through advanced reporting capabilities built into FindNow-SM-, and the ability to provide a superior response to most inquiries.

        The GIS technology underlying the FindNow-SM- system utilizes latitude and longitude, which can pinpoint locations, calculate the "true" location proximity, and generate an accurate map. Many call centers currently employ simple listings by city or state or locating systems based on zip code areas which do not always provide the nearest locations and give no information such as a map or directions that would help a user find the nearest location once it has been identified. The ability to respond virtually instantaneously with text, graphic and other "higher bandwidth" information (e.g., a picture versus a verbal explanation) and the resulting reduction in wait times represents a substantial improvement in efficiency and effectiveness over current call center solutions from a customer's perspective. Because the FindNow-SM- system utilizes database searching it can also perform sophisticated searches for locations with certain criteria.

        The Company believes that the primary industry trend affecting its business presentations operation is the transition to electronic presentations from traditional business presentations based on the design, creation and production of 35mm slide presentations. The increased acceptance of computer-based electronic presentations is the result of the declining cost of computer hardware used to display these productions and the development of computer software presentation tools that allow the development of rich multimedia content for a presentation and can be more easily modified in electronic format.

BUSINESS STRATEGY
        InfoNow's primary objective is to be a leading provider of solutions and services to deliver customer service information via the Internet by establishing a leading position in the emerging market for Internet-based locator services. The Company is pursuing the following strategies with respect to its Internet Products group and its FindNow-SM- service:

     EXTEND FUNCTIONALITY OF THE FINDNOW-SM- SERVICE. InfoNow intends to provide a more flexible menu of services by the use of internally-developed enhancements and the integration of purchased third party applications to extend the functionality of the FindNow-SM- system. The Company will use a combination of customer input and its own knowledge of using the Internet to deliver customer service information as a source of direction as it determines how it will enhance and extend its core technology.

     LEVERAGE THE COMPANY'S INFORMATION-BASED ASSETS. The Company currently has licenses for geographic data for the United States and has an exclusive license for geographic data for Canada. In addition, the Company also possesses unique location information through its current customer base. The Company intends to utilize this information as well as build other databases of location-based information to provide better coverage, and more accurate information to current and future customers.

     TARGET INDUSTRY-LEADING CORPORATE CUSTOMERS. The Company intends to focus primarily on the corporate customers. The Company plans to utilize its own direct sales force as well as arrangements with Web developers, Internet access providers and others to target market leading corporations with an emphasis on solving customer service needs. The Company believe that the customer service area can best utilize the unique capabilities of an Internet-based solution and therefore will represent the largest market for the Company's products and services.

     EMPHASIS ON CUSTOMER SUPPORT AND VALUE ADDED. The Company intends to develop and maintain strong customer relationships by leveraging the broad range of expertise of its consultative sales force to address the special needs of corporations that are delivering customer service information via the Internet.

     EXPAND INTO SELECTED INTERNATIONAL MARKETS. The Company currently has geographic coverage of the United States and has an exclusive license for the use of Canadian data. During the next three to twelve months, the Company currently has plans to add Australia and selected countries in Western Europe. The Company intends to leverage its current relationships with multinational companies into expansion overseas as well as targeting large foreign corporations with operations in the U.S. through its direct sales effort. The Company may also utilize partnerships in selected countries to gain better access to local sales forces, geographic data, marketing resources and specific knowledge of foreign markets.

     ESTABLISH AND EXTEND STRATEGIC ALLIANCES. The company will continue to pursue strategic alliances that can provide additional technical, financial or distribution resources that will allow the Company to develop and market its products and services into a broader range of markets. In addition, the Company may seek to accelerate its growth through strategic acquisition of complementary businesses, products or technology. However, the Company currently has no plans, commitments or agreements with respect to any such transactions.

     EXPAND INTERNET-BASED PRODUCT OFFERINGS BEYOND FINDNOW-SM-. Develop additional customers service applications utilizing technologies developed internally and acquired from others to expand its offering of Internet-based customer service applications.

     The Company intends to continue to offer business presentation services through Cimarron. The Company's primary strategy is to successfully address the transition to electronic presentations from traditional slide-based presentations by continuing to develop its electronic content authoring skills and capabilities. In addition, Cimarron will seek to broaden its current customer base by focusing on providing turnkey solutions for investor relations and theater production clients. If successful in its initial efforts to sell turnkey solutions to these markets locally, Cimarron plans to expand these offerings to other selected geographic markets outside the Denver metro area.

PRODUCTS AND SERVICES
     The Company currently provides Internet-based mapping and locator services and business presentation services through its two operating groups, Internet Products and Cimarron. Prior to the sale of Navigist in December 1996, the Company also offered network engineering and consulting services and Internet site services. As a result of the sale of Navigist on December 13, 1996, the Company no longer offers those services. The sales of Internet Products Group, Cimarron and Navigist accounted for 16%, 49% and 35% respectively of the total revenues of the Company for the year ended December 31, 1996. The Company did not generate significant revenue from its FindNow-SM- service until the second quarter of 1996 and has yet to generate operating income from such services. However, the Company expects its revenue mix will shift significantly as the market for the Company's Internet-based customer service solutions develops and the Company devotes more resources to continued development of FindNow-SM- and its other Internet-based customer service products and services.

     In 1996 the Company generated approximately 51% and 49% of its total revenue from the Internet products and business presentations segments of its business, respectively. See Note 9 to the Consolidated Financial Statements herein for financial information as to the Company's business segments.

     FINDNOW-SM-  INTERNET-BASED MAPPING AND LOCATOR SERVICES

     The Company's principal service is FindNow-SM-, an Internet-based locating and mapping service. FindNow-SM- is accessed through an InfoNow customer's ("Client") Web site. To use FindNow-SM-, an Internet user enters the street address of his or her current location on a specialized Web page within a Client's Web site. This specialized page then queries the FindNow-SM- servers operated by InfoNow to produce a map showing the Internet user's location and the nearest Client sales and service locations as well as other customized information. FindNow-SM- utilizes advanced GIS (geographical information system) technologies and is fully customized to seamlessly and transparently integrate into each Client's existing Internet site and provide "hotlinks" to more information on services, products, pricing, etc.

     The Company believes that using an Internet-based solution for finding locations represents a significant improvement over current methods for finding locations. Significant benefits include potential cost saving for a Client of 90% as compared to many current solutions, the ability of a Client to gather location-based information about its consumers through advanced reporting capabilities built into FindNow-SM-, and a superior response time to most inquiries.

     The Company offers the FindNow-SM- service at three increasing levels of sophistication: (1) Point mapping, which locates a fixed point on a map based on an address; (2) relational mapping, which locates a fixed point and searches for proximity to other known locations (such as ATM's, bank branches, service and sales locations, etc.); and (3) advanced relational mapping, which provides more flexibility in searching for proximity from multiple locations. The various features of the levels of service are summarized below:

------------------------------------------------------------------------------------------------------------
                                                                   Point        Relational       Advanced
                                                                  Mapping        Mapping        Relational
------------------------------------------------------------------------------------------------------------
User or predefined search radius                                     X              X              X
Single point "local map"                                             X              X              X
Proximity searching for closest locations                                           X              X
Reference map with "search from" and "retrieved
   location" points                                                                 X              X
Real-time geocoding                                                  X              X              X
search from address or intersection                                                 X              X
Search from city center                                                                            X
Search from landmark                                                                               X
Search by establishment name                                                                       X
Re-center search on a retrieval point                                                              X
Executive reporting                                                  X              X              X
Custom map location overlays/markers                                                               X
External database feed capability                                                                  X
------------------------------------------------------------------------------------------------------------

     The GIS technology underlying the FindNow-SM- system utilizes latitude and longitude which can pinpoint locations, calculate the "true" location proximity, and generate an accurate map. Many call centers currently employ simple listings by city or state or locating systems based on zip code areas which do not always provide the nearest locations and give no information such as a map or directions that would help a user find the nearest location once it has been identified. The ability to respond virtually instantaneously with text, graphic and other "higher bandwidth" information (e.g., a picture versus a verbal explanation) and the resulting reduction in wait times represents a substantial improvement in efficiency and effectiveness over current call center solutions from a customer's perspective. Because the FindNow-SM- system utilizes database searching it can also perform sophisticated searches for locations with certain criteria. For example, FindNow-SM- can be configured to find the location of the nearest Spanish speaking cardiologist with a medical degree from Harvard if a Client wanted to make that kind of information available to its customers through its Web site.

        A typical FindNow-SM- installation includes the development of customized, Client-specific access to the service, and the design and implementation of client databases. The FindNow-SM- service is generally provided on a two-year contract which provides for an initial setup charge and a monthly service fee. These combined fees typically range from $20,000 to in excess of $100,000 in the initial year of service for a corporate application, and includes the initial interface implementation. Ongoing services include hosting the FindNow-SM- service on the Company's servers, update the locations database, and maintaining the Web site interface. The setup and monthly service fees are determined based on a variety of factors, including the level of service selected, the number of Client locations, anticipated transaction volume and the level of customization requested by the Client. In addition to standard services, the Company also offers followup support and services which are priced and delivered on a project by project basis.

BUSINESS PRESENTATION AND MEDIA SERVICES.
     The Company's Cimarron subsidiary provides comprehensive business presentation services that range from simple graphic design to complete productions utilizing sophisticated multimedia presentations, multimedia authoring, production and project management. Cimarron's services include:

   - Interactive multimedia programming including digital video, audio and animation
   - Web site design and implementation
   - Graphic design services for electronic and slide presentation
   - Imaging services and slide production
   - Linear or interactive electronic screen shows
   - Content organization and writing
   - Hardware consultation and staging support
   - Photographic prints
   - Plot posters
   - Color transparencies
   - CD archiving and duplication

     The Company generally performs its imaging and graphics services on a project by project basis and typically bills based on a standard rate sheet depending on the specific service and quantities requested. The Company offers most of its services on a standard or rush basis. Rush services involve shorter delivery times and are charged at higher rates.

     The Company sells production services on either a cost-plus or fixed fee basis depending upon particular project requirements. Larger, more complicated projects are typically bid on a fixed fee based on the estimated scope of the project. Changes in scope of work are billed in addition to the initial base fee, usually on a time and materials basis.

NETWORK ENGINEERING AND CONSULTING SERVICES.

     Prior to its sale on December 13, 1996, the Company's Navigist subsidiary provided network engineering services which included: (1) providing design, engineering, implementation, and support services for corporate local area and wide-area computer networks; (2) providing assistance to corporations in establishing and maintaining an Internet presence, including design and development of a World Wide Web or file transfer protocol ("FTP") presence, e-mail, gateway services, secure Internet connectivity, day-to-day Internet systems administration, Internet application development, and installation services; and (3) designing, developing and implementing applications for corporate Intranets, private internal corporate networks and applications based primarily on Internet
browser and server technology.   These services were offered by the Company's
Navigist subsidiary through its Denver and San Jose offices. The Company closed Navigist's Denver office in June 1996. As a result of the sale of the remaining Navigist operations, including the San Jose office, the Company ceased offering these services after December 13, 1996.

INTERNET SITE SERVICES.

     Prior to its sale of Navigist on December 13, 1996, the Company offered Internet site services. The Company completed the construction of its Network Operations Center ("NOC") in San Jose, CA during the fourth quarter of 1995. This center provided Navigist the ability to provide a variety of Internet site services to companies who wished to outsource these services. The NOC also provided the communications and support infrastructure required for the initial introduction of the Internet Products Group's FindNow-SM- operations which were subsequently moved to Rocky Mountain Internet's Colorado facility in September 1996. These services were targeted towards medium size corporations desiring secure access to the Internet utilizing firewall and other security measures and were offered in conjunction with Navigist's network engineering and consulting services. Although the market for Internet access has grown significantly in the past 24 months, the Company had contracted with only one third party customer at the time of the sale of Navigist in December 1996. All assets related to this service were sold as part of the Company's sale of Navigist and the Company ceased offering these services on December 13, 1996.

RESEARCH AND DEVELOPMENT
     The Company believes that its future success will largely be dependent on its ability to enhance the functionality the FindNow-SM- system and to develop other successful related products and services. The Company's current research and development efforts at the current time are influenced significantly by customer requirements. New features are customized initially for delivery to a single customer and then incorporated into future versions of the Company's products and services. The Company continually evaluates its products and services to determine what additional products or enhancements are required by its customers and plans to utilize both purchased technologies as well as internally developed software that will be integrated into the Company's products.

        The Company spent $38,303 and $367,812 in 1995 and 1994, respectively on research and development. All costs in 1994 related to the development of the Company's CD-ROM software distribution technology, which was abandoned in 1995. The custom installation and service nature of the Company's FindNow-SM-system and other services was such that the Company did not incur direct research and development expense for the year ended December 31, 1996. However, the Company capitalized $250,248 during 1996 related to the development of its FindNow-SM- system in accordance with FAS 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". The Company may incur significant direct research and development expenses in future years as it develops new Internet products and services or new capabilities for the FindNow-SM- system not developed in conjunction with specific customer projects.

SALES AND MARKETING
        The Company's sales efforts for its Internet products rely primarily on direct sales, promotional mailings and referrals. The Company utilizes a staff of sales professionals headquartered in its Denver, Colorado offices that sell to national and international accounts. The Company's primary sales and marketing efforts in 1996 were directed at increasing the visibility of the FindNow-SM- product through the use of direct sales efforts, trade shows exhibits and promotional mailings. The Company plans to further expand its sales and marketing efforts in 1997 through the addition of sales staff, use of print advertising and the use of exclusive distribution agreements for certain markets or customers with other parties, such as Internet service providers and Web developers. In addition, the Company intends to leverage its recent acquisition of an exclusive license of Canadian geographic data by focusing significant sales efforts in Canada in 1997. Although InfoNow is initially targeting several selected vertical markets for FindNow-SM-, the Company believes that the market for FindNow-SM- includes every major national or multinational company that has multiple locations and could benefit from helping its consumers find them.

     The Company markets and sells its business presentation services through a direct sales force of professionals located in its Denver Colorado offices, and its customers are concentrated among corporate clients in the Denver, Colorado metropolitan area. In addition to its direct sales force, the Company also utilizes print advertising, radio announcements, direct mailings and client referrals. The Company recently combined the sales forces of its traditional and multimedia services in order to present a more consistent image to its corporate clients and to provide its customers with a single point of contact for all business presentation needs. In conjunction with the consolidation of the sales force, the Company recently initiated additional marketing and selling efforts targeted toward securing specific, high potential markets, such as investor relations and theater production support, through the use of educational seminars, publication of industry "white papers", and participation in industry trade groups.

Customers
     The Company serves primarily medium to large corporate organizations, including many Fortune 500 companies. The following table is a representative list of current and past clients of the Company:

FINDNOW-SM- SYSTEM                      BUSINESS PRESENTATIONS
-----------------------------           --------------------------------------
Visa International                      AT&T
Compaq Computers                        Apple Computer
NationsBank                             Boston Market
BancOne                                 Cyprus Minerals
United Healthcare                       Gates Rubber
American Airlines                       Great West Life
Kenwood USA                             RE/MAX International
Apple Computer                          Samsonite
                                        System One/AMADEUS
                                        TCI
                                        US West
                                        Visa/PLUS System

     A significant portion of the Company's revenues in a given fiscal period may be derived from a substantial order placed by a single customer. As a result, the Company's revenues often have been concentrated among a relatively small number of customers. The Company's largest customers, those consisting of more than 10% of the total revenues, accounted for 16%, 16% and 39% of the Company's total revenues in 1996, 1995 and 1994, respectively. The Company anticipates that its revenues per customer will become less concentrated as more contracts for its FindNow-SM- services are awarded.

     The Company's backlog is composed of future monthly service fees for the Company's FindNow-SM- services, which range in terms from one to two years and are generally non-cancelable except for cause. As of February 28, 1997 the Company had $684,000 of backlog which represented ten (10) contracts for FindNow-SM- services, the revenues from which are expected to be realized over the next two years. The remainder of the Company's products and services have relatively short sales and delivery cycles which are generally less than 60 days from the time the project is contracted to final delivery. Therefore, the Company does not have significant backlog from its other products and services.

COMPETITION
     The market for Internet services and products is highly competitive and is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions or enhancements and rapid changes in customer requirements. As the growth of the Internet continues, the Company expects that competition will continue to intensify within the markets it operates. The markets for the Company's FindNow-SM- system are in an early stage of development and no one competitor has established a dominant position in the market. The Company believes that the diverse markets within the Internet will allow more than one supplier of products and services similar to those of the Company. However, it is possible that a single supplier may dominate one or more market segments. The Company is aware of three other providers of products and services that are in various stages of development which may compete with the Company's own offerings. In addition, the Company believes that as the markets continue to develop, it may face competition from new sources of competition, including (i) Web developers, (ii) systems integrators and consultants, (iii) network and Internet service providers, (iv) GIS tool providers, and (v) other Internet product software developers. In some cases, these competitors are larger, more established and have substantially greater financial, technical and marketing resources than the Company. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company believes the principal competitive factors relative to the FindNow-SM- system are the functionality and features of the system, ability to adapt to specific customer needs, reliability, accuracy and "yield" of geocoding and mapping of locations, response time, product reputation based on client referrals, pricing relative to functionality offered, quality of customer support and the ability to develop strong customer relationships.

     Competition for the Company's business presentation services comes primarily from companies located in and around the Denver, Colorado metropolitan area and along the Front Range of Colorado. Many of these competitors are smaller and offer a limited range of services. A few are larger and offer a comparable range of services. These competitors include (i) copy centers, (ii) multimedia production companies and Web developers, (iii) video production companies, and (iv) public relations firms. Key competitive factors include creative ability, breadth of services, reputation, and price.

INTELLECTUAL PROPERTY
     The Company's FindNow-SM- software service, trade secrets, service marks and similar intellectual property are proprietary to the Company. The Company has received a federal trademark registration for the name "InfoNow" and has filed a service mark application for the " FindNow-SM-" name. The Company also relies on a combination of copyright and trademark law, non-disclosure agreements and certain contractual provisions within its customer agreements to establish and maintain proprietary rights in the FindNow-SM- service and other intellectual property of the Company. However, these measures can afford only limited protection for the Company's intellectual property as it does not prevent competitors from independently developing equivalent or superior technology. While the Company may have a limited ability to prevent others from developing similar technologies, the Company believes that such protection is less significant to the future success of its business than other factors, including the knowledge, ability and experience of the Company's personnel in delivering service and support to its customers, the strength of its ongoing product development activities, customer loyalty to the Company's products and the market position of the Company's products and services.

     The Company believes that its products, trademarks, service marks and other proprietary rights do not infringe on the intellectual property rights of others. However, there can be no assurances that third parties will not assert infringement claims against the Company in the future, or that such assertions will not lead to litigation and the requirement that the Company pay a license fee or royalties to obtain intellectual property rights needed to sell its products and services. Such royalties or licensing agreements, if required, may not be available on terms acceptable to the Company or may not be available at all which could result in delays or interruptions in the Company's services and could have a material adverse impact on the Company's business, operating results and financial condition.

     The Company relies on certain software and geographic data that it licenses from third parties, including software and data that is integrated with internally developed software and used in the Company's FindNow-SM-system. There can be no assurance that these third party software licenses will continue to be available to the Company or will be available on terms acceptable to the Company. In addition, the Company is somewhat dependent upon the ability of the vendors of such third party software and data to enhance their current products on a timely and cost effective basis in order to meet changing customer needs. If the Company were not able to acquire software and geographic data licenses from its current vendors, equivalent software and geographic data would need to be developed or purchased and integrated into the Company's systems. Although other alternative sources exist for the technology and data embodied in these license agreements, the Company may not be able replace the functionality of its current systems or may not be able to successfully integrate new software and data into its current system. Delays and interruptions could occur in the FindNow-SM- service which would result in a material adverse impact on the Company's business, operating results and financial condition.

EMPLOYEES

     As of February 28, 1997, the Company had a total of 34 full time employees including 7 in sales and marketing, 12 in software development and customer support, 9 in business presentation production, and 6 in finance, management and administration. Outside contractors are used by the Company on an as-needed basis.

     InfoNow considers its relations with its employees to be good and has not experienced any interruption of operations as a result of labor disagreements. None of the Company's employees is subject to a collective bargaining agreement

     The Company believes that its ability to continue to attract and retain qualified personnel will be a key factor in the success of the Company. Competition for technical personnel with the skills required by the Company to deliver its products and services is intense. It may be difficult for the Company to obtain personnel with the required technical skills and could have a material adverse effect on the operations of the Company if it is unable to obtain additional qualified personnel needed for the planned growth of the Company's business or to replace existing employees in the event that the Company had to replace several key employees within a relatively short period of time.

ITEM 2. PROPERTIES.

     The Company leases approximately 7,800 square feet of office space at its headquarters in Denver, Colorado for its product development, marketing, operations and administration activities. This lease is with an unrelated party and terminates on June 30, 1999. The Company believes that its facilities are adequate for its current needs and that suitable additional space can be acquired if needed.

     The Company's principal Web server equipment and operations are housed and maintained by Rocky Mountain Internet at its operations center in Denver, Colorado. The Company's operations are dependent in part upon its ability to protect its operating systems against physical damage from fire, floods, power loss, telecommunications failures and similar events. Although these facilities have safeguard protections such as a halon fire system, redundant telecommunications access, off-site storage of backups and 24 hour systems maintenance support, the Company does not presently have redundant multiple site capability to maintain uninterrupted operation in the event of any such occurrence. In addition, despite the implementation of network security measures by the Company, its servers are vulnerable to computer viruses, and similar disruptions from unauthorized tampering with the Company's computer systems. The occurrence of any of these events could result in interruptions or delays in service to the Company's customers which could have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of shareholders during the three month period ended December 31, 1996.

                              PART II
                              -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

     The following table sets forth the high and low bid price of the Company's Common Stock, reported for the fiscal periods indicated on the NASD Electronic Bulletin Board system, the principal market upon which such securities were traded under the symbol INOW. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. All per share amounts above have been restated on a retroactive basis to reflect the 1 for 25 reverse split approved by the shareholders of the Company in February 1995. As of February 28, 1997, there
were approximately 266 holders of record of the Common Stock.   The Company is
currently applying for a listing on the Vancouver Stock Exchange.

                                                HIGH              LOW
                                              -------          --------
        YEAR ENDING DECEMBER 31, 1995
        -----------------------------
        First Quarter . . . . . . . . . . . . $   .06          $   .02
        Second Quarter. . . . . . . . . . . .    2.50              .06
        Third Quarter . . . . . . . . . . . .    4.72             1.81
        Fourth Quarter. . . . . . . . . . . .    5.00             3.38

        YEAR ENDING DECEMBER 31, 1996
        -----------------------------
        First Quarter . . . . . . . . . . . .  $ 3.75           $ 2.00
        Second Quarter. . . . . . . . . . . .    3.00             1.375
        Third Quarter . . . . . . . . . . . .    1.875             .75
        Fourth Quarter. . . . . . . . . . . .    2.125            1.25


     The Company has never declared or paid any cash dividends on the Common Stock and does not currently anticipate paying any such dividends in the foreseeable future. The Board of Directors of the Company intends to review this policy from time to time after taking into account various factors such as the Company's financial condition, results of operations, current and anticipated cash needs and plans for expansion.


ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected financial data are for, and as of the end of, each of the years in the five-year period ended December 31, 1996 and have been derived from the consolidated financial statements of the Company, which for the year ended December 31, 1996 were audited by Hein + Associates LLP, independent auditors, and were audited by Arthur Andersen LLP, independent public accountants, for the years ended December 31, 1995, 1994, 1993 and 1992. The report of Hein + Associates LLP dated February 28, 1997, covering the consolidated financial statements as of December 31, 1996, and the report of Arthur Andersen LLP dated March 29, 1996 covering the consolidated financial statements as of December 31, 1995 each contained an explanatory paragraph concerning the Company's ability to continue as a going concern. The Consolidated Financial Statements as of December 31, 1996 and 1995, and for each of the years in the three-year period ended December 31, 1996, and the reports thereon, are included in Item 8 in this Form 10-K. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis" and the Consolidated Financial Statements and notes thereto included in Items 7 and 8 in this Form 10-K.

                      SUMMARY FINANCIAL INFORMATION

                                                                         Year Ended December 31, 1996
                                                --------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:                       1996              1995             1994          1993          1992
                                                ------------      -----------      -----------   ------------  -----------
Sales                                           $ 2,206,528       $ 1,427,163      $   826,089   $   977,407   $   407,464
Operating Expenses                                5,263,418         3,090,667        3,475,404     6,098,240     4,729,184
Net Loss before extraordinary item               (3,092,141)       (1,781,821)      (2,658,520)   (5,136,205)   (4,468,728)
Net loss                                         (3,092,141)       (1,647,698)      (2,658,520)   (5,136,205)   (4,468,728)
Net loss per common share before
    extraordinary item(1)                              (.86)             (.99)          (10.95)       (28.57)       (33.39)
Net loss per share(1)                                  (.86)             (.92)          (10.95)       (28.57)       (33.39)
Weighted average common shares
     outstanding                                  3,587,128         1,794,925          242,773       179,766       133,832

                                                                         Year Ended December 31, 1996
                                                --------------------------------------------------------------------------
BALANCE SHEET DATA:                                 1996              1995              1994         1993          1992
                                                ------------      -----------      -----------   ------------  -----------
Working capital (deficit)                       $ 1,284,009       $   155,815     $   (762,797)  $ 1,027,309        (1,456)
Total assets                                      4,290,137         4,215,894          285,415     2,243,947     1,324,196
Total liabilities                                 1,118,099           792,172          963,828       594,081       761,837
Long-term debt                                       93,803           186,479          143,333            --            --
Stockholders' equity (deficit)                    3,172,038         3,423,722         (678,413)    1,649,866       562,359

(1) All per share amounts above have been restated on a retroactive basis to reflect the 1 for 25 reverse stock split approved by the shareholders of the Company in February 1995. See Note 1 to the Consolidated Financial Statements regarding the calculation of share and net income (loss) per share data.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS.

OVERVIEW

     As discussed in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995, the Company's business changed substantially in 1995 due a change in strategy which resulted in the acquisitions of Navigist and Cimarron on May 22, 1995 and August 23, 1995, respectively, and the formation of a new Internet Products Group in late 1995. In addition, the Company discontinued its former business which involved the distribution of software via encrypted CD-ROM in 1995.

     After its change in business strategy, the Company generates revenues by providing Internet-based mapping and locator services through its Internet Products Group and providing business presentation services through its Cimarron subsidiary. In addition the Company also generated revenues during its 1996 fiscal year by providing network engineering and consulting services and

Internet site services through its Navigist subsidiary. As a result of the sale of Navigist on December 13, 1996, the Company will no longer offer those services.

     The sales of the Company's three operating groups; Internet Products Group, Cimarron and Navigist, accounted for 16%, 49% and 35% respectively of the total revenues of the Company for the year ended December 31, 1996. The Company expects its revenue mix will shift significantly towards sales within its Internet Products in future years as the market for the Company's FindNow-SM-system and other Internet-based customer service products and services continues to develop.

     At the beginning of the third quarter, the Company deployed its first Internet service, FindNow-SM-, a locator and mapping service designed to seamlessly integrate into a client company's Website. FindNow-SM- allows client companies to deliver location information about their sales and service outlets via the World Wide Web. Since FindNow's implementation on the VISA International Web site (www.visa.com) in July 1996, the Company has contracted or implemented the FindNow-SM- system for several other clients including Compaq Computers, NationsBank, American Airlines, Apple Computers and United Healthcare. The Company is also in discussions with other customers at the current time and expects that additional sales of the FindNow-SM- system will occur as the system continues to gain market acceptance. Although the Company believes its current strategy in internet products could provide it with significant opportunities for future growth, there can be no assurance that its strategy will be successful. The Company did not generate significant revenue from its FindNow-SM-customer service applications until the second quarter of 1996 and has yet to generate operating income from such services.

     The Company's Cimarron operations, which provide business presentation services, showed a small decline in sales and profits on a proforma basis as compared to prior years periods. This decline is in part due to a relatively stable market for these services in the Denver metro area. In addition, Cimarron provided resources and support during the formation of the Company's Internet Products Group during 1996 which took management focus and resources away from its primary operations.

     The Company's Navigist operations, which provide network engineering and consulting services, generated poor financial results in 1996 and experienced declining sales when compared to the prior year periods resulting in negative cash flows from it's operations throughout most of the 1996 fiscal year. The management of the Company took several actions in order to reduce these losses, including closing the Denver, Colorado office of Navigist during the quarter ended June 30, 1996. Concurrent with the closure of the Denver office of Navigist, the internet software development group that was previously part of the Denver Navigist operations was consolidated into the Company's Internet Products Group, leaving the San Jose office as the only active Navigist operation. While these changes reduced operating losses, they did not result in profits or positive cash flows for the remaining Navigist operations. As a result of these developments, the Company sold the remaining Navigist operations on December 13, 1996. The Company statements for the year ended December 31, 1996 contain a non-cash charge of $1,539,806 to reflect the write down of the goodwill of Navigist to the realized sale value.

RESULTS OF OPERATIONS

     The Company's results of operations for the year ended December 31, 1996 include the full year operating results of the Company's Internet Products Group, and its subsidiaries Cimarron International, Inc. and Navigist, Inc. (until the sale of Navigist, which occurred on December 13, 1996). The Company's financial statements for the year ended December 31, 1995 include the results of the operations for Cimarron and Navigist for seven and four months respectively. The Company also realized $104,700 in revenues related to the sales of software distributed via CD-ROM during the year ended December 31, 1995. The pro forma results for the year ended December 31,

1995 used in the discussion below assume that Navigist and Cimarron were acquired on January 1, 1995.

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 WITH PRO FORMA YEAR ENDED DECEMBER 31, 1995

     The historical results as presented in the audited financial statements include the results of Cimarron and Navigist from the dates of their acquisition by the Company, which was May 23, 1995 and August 24, 1995, respectively. The following proforma operating data has been prepared assuming Cimarron and Navigist were combined with the Company effective January 1, 1995 and is used for discussion of the year ended December 31, 1995.

Unaudited pro forma results for year ended December 31, 1995:

(all amounts in thousands)

                                  InfoNow                                                               Pro Forma
                                 Parent Only         Cimarron(1)     Navigist(1)        Pro Forma      Consolidated
                                (Historical)        (Historical)    (Historical)      Adjustments(2)     Results
                                ------------        ------------    ------------      --------------   ------------
Sales                            $     104             $  668          $  655           $  1,979        $  3,406
Operating expenses                   1,641                763             686              1,870           4,922
Other income (loss), net                13                  2               -                (13)              2
                                 ---------             ------          ------           --------        --------
Net Loss                         $  (1,524)            $  (93)         $  (31)          $     96        $ (1,552)
                                 ---------             ------          ------           --------        --------
                                 ---------             ------          ------           --------        --------

(1) Represents the post-acquisition results of operations of Cimarron and Navigist as reflected in the accompanying consolidated results of operations.
(2) Includes the results of operations for Cimarron from January 1, 1995, to May 22, 1995, and the results of operations for Navigist from January 1, 1995 to August 23, 1995. Also includes additional provision for interest expense of $14,166 on acquisition debt of $350,000 and goodwill amortization of $124,667 for the periods prior to acquisition of Cimarron and Navigist, respectively.

     Total sales decreased by $1,158,000, or 34%, for the year ended December 31, 1996 compared to the pro forma period in the prior year. This decrease relates to a 30% and 52% decline in the revenues of Cimarron and Navigist, respectively. These declines were due primarily to lower revenues in the Interactive Media Group of Cimarron and the closure of the Navigist network communications engineering and consulting practice in Denver. In addition, there were no revenues for the year ended December 31, 1996 related to the Company's prior CD-ROM business. The Company generated revenues of $104,700 from this business for the year ended December 31, 1995. All activity in this business ceased during 1995. These decreases were offset somewhat by increases in revenues from the Internet Products Group which began service of its FindNow-SM- system in July 1996 and generated approximately $345,000 in revenues from the sales of its FindNow-SM- system during the year ended
December 31, 1996.

     The net loss of the Company increased by $1,539,000, or 54%, from the previous year. The results for the year ended December 31, 1996 include a non-cash charge of $1,540,000 for the impairment of goodwill related to the disposition of Navigist. Without this non-cash charge, the net loss of the Company would have been substantially unchanged from the prior year. Cimarron and Navigist experienced a decline of $99,900 and $486,000, respectively in their operating results which were offset by a decrease in corporate expenses.

     The Company's cost of sales declined $648,418 for the year ended December 31, 1996, which was approximately proportional with the decline in total sales of the Company compared to the prior fiscal year. The cost of sales as a percent of revenues decreased slightly, from 51% to 50%, when compared with the prior year's period. The margins of the Cimarron operations improved slightly as compared to the prior year as a result of fewer projects with "pass-through" costs, which result in lower profits than other types of projects. These improvements were offset by a decrease in margins in the Navigist operations which were primarily related to the reclassification of production labor in the Navigist operations from selling, general and administrative to the cost of sales. When adjusting for the reclassification of these expenses, the gross margins of Navigist's operations were substantially unchanged. The Company does not believe that current margins on its Internet Products sales are necessarily indicative of the margins that will be achieved in the future. These margins will be influenced by the Company's ability to fully utilize fixed cost resources, such as its servers, software development team and data acquisition costs.
The development of the market for the Company's FindNow-SM- service is a key factor that will determine future operating margins. These markets have only recently developed and are rapidly changing. The Company faces competition from several other firms which may affect the future pricing or positioning of the Company's products and could result in significant variations in the near term profitability of the Company's products and services.

     Selling, general and administrative expenses decreased $551,300, or 17%, from the previous fiscal year. This decline in expenses resulted from management cost reductions in several areas , elimination of certain operating expenses related to the closure of the Navigist Denver operations, and reclassification of production labor in the Navigist operations from selling, general and administrative to cost of sales. However, this decline was less than the decrease in sales of Cimarron and Navigist. As a result, selling, general and administrative expenses of the Company increased as a percent of sales from 93% in 1995 to 118% for the year ended December 31, 1996.

HISTORICAL FINANCIAL COMPARISON FOR THE YEAR ENDED DECEMBER 31, 1996, AND 1995

     Total sales increased by 54%, or $779,300, for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The increases in revenues reflect the full year operations from the acquisition of the of the operations of Cimarron and Navigist. The results of operations for the year ended December 31, 1995 included only seven and four months of operations of Cimarron and Navigist, respectively. In addition, $345,000 in revenues were generated from the Internet Products Group, which introduced its FindNow-SM-system in July 1996. These increases were offset by a decrease of $104,700 in revenues from the Company's previous business of selling software distributed via CD-ROM. The Company ceased all activity in this business during the quarter ending September 30, 1995.

     The net loss of the Company before an extraordinary gain from debt restructuring increased by 74%, or approximately $1,310,300, for the year ended December 31, 1996. The results for 1996 include a non-cash charge of $1,540,000 for the impairment of goodwill related to the disposition of Navigist. Without this non-cash charge, the net loss of the Company before extraordinary charges decreased by $229,500, or 13%, for the year ended December 31, 1996. The decrease was due to reduction of corporate operating expenses of $1,043,600, which included $376,400 of stock compensation expenses recognized in conjunction with the issuance of stock options and warrants in 1995. This reduction of corporate expenses was partially offset by losses incurred in the Company's Navigist operations during 1996 which amounted to $398,600, including a provision of $108,400 for goodwill amortization prior to the impairment writedown of Navigist goodwill. In addition, the reduction in corporate expenses was also offset by the increase in selling and other operating expenses amounting to approximately $400,000 related to the Company's Internet Products Group.

     The cost of sales rose $420,000 in 1996 compared to the prior year, and as a percent of revenues in 1996 compared to 1995 increased slightly from 48% of sales to 50% of sales. This increase is primarily related to the reclassification of production labor in the Navigist operations from selling, general and administrative to the cost of sales. When adjusting for the reclassification of these expenses, the gross margins of the business of Cimarron have remained substantially unchanged over the prior year. The margins of the Cimarron operations improved slightly as compared to the prior year as a result of fewer projects with "pass-through" costs, which result in lower profits than other types of projects. These improvements were offset by a decrease in margins in the Navigist operations which were primarily related to the reclassification of production labor in the Navigist operations from selling, general and administrative to the cost of sales. When adjusting for the reclassification of these expenses, the gross margins of Navigist's operations were substantially unchanged. The Company does not believe that current margins on its Internet Products sales are necessarily indicative of the margins that will be achieved in the future. These margins will be influenced by the Company's ability to fully utilize fixed cost resources, such as its servers, software development team and data acquisition costs. The development of the market for the Company's FindNow-SM- service is a key factor that will determine future operating margins. These markets have only recently developed and are rapidly changing. The Company faces competition from several other firms which may affect the future pricing or positioning of the Company's products and could result in significant variations in the near term profitability of the Company's products and services.

     Selling, general and administrative costs in 1996 increased $251,000, or 11%, as compared to the prior year. However, total selling, general and administrative expenses decreased from 166% of sales in 1995 to 119% of sales in 1996. The decline of selling, general and administrative expenses as a percent of sales is the result of significant reduction in corporate operating expenses, which were offset by an increase in Cimarron and Navigist selling, general and administrative expenses, which rose primarily because the results for the year ended December 31, 1996 reflect the operations Cimarron and Navigist for a full year. The results for the year ended December 31, 1995 reflect only seven and four months of operations for Cimarron and Navigist, respectively.

PRO FORMA AND HISTORICAL FINANCIAL INFORMATION FOR THE YEAR ENDED DECEMBER 31, 1995 AND 1994

     The historical results as presented in the audited financial statements include the results of Cimarron and Navigist from the dates of their acquisition by the Company, which was May 23, 1995 and August 24, 1995, respectively. The following proforma operating data has been prepared assuming Cimarron and Navigist were combined with the Company effective January 1, 1994 and March 8, 1994 (the inception date for Navigist), respectively, and is used for discussion of the year ended December 31, 1994.

Unaudited pro forma results for year ended December 31, 1994:

(all amounts in thousands)

                                  InfoNow                                                     Pro Forma
                                Parent Only    Cimarron(1)    Navigist(1)     Pro Forma     Adjustments(3)
                                (Historical)   (Historical)   (Historical)   Consolidated      Results
                                ------------   ------------   ------------   ------------   --------------
Sales ........................   $     826       $  1,495       $   568       $    -          $  2,889
Operating expenses ...........       3,475          1,428           600          135             5,638
Other income (loss), net .....          (9)            (4)            -          (31)              (44)
                                 ---------       --------       -------       ------          --------
Net Loss .....................   $  (2,658)      $     63       $   (32)      $ (166)         $ (2,793)
                                 ---------       --------       -------       ------          --------
                                 ---------       --------       -------       ------          --------

(1)  Represents results of operations for Cimarron for the year ended
December 31, 1994.
(2) Results are from the inception date of Navigist (March 8, 1994) through December 31, 1994.
(3) Represents provision for amortization of goodwill of $212,518, elimination of deferred compensation obligations and other adjustments of $77,207, and interest on acquisition notes of $31,375.

     Pro forma sales in 1995 increased by 18% over the previous year. The increase was comprised of a 5% and 212% increase in the sales of Cimarron and Navigist, respectively, and a 87% reduction in sales of software distributed via CD-ROM. The large increase in pro forma sales for Navigist was due, in part, to the fact that Navigist did not begin operation until March 1994 and sales activity was not significant until June 1994. Annualizing 1994 results for Navigist would have resulted in an increase of approximately 56% for Navigist's revenue in 1995. This significant growth in the business reflects the general growth in demand for network engineering, Internet site, and Intranet application development services.

     The Company's pro forma net loss decreased by approximately 44%, or $1,200,000 primarily due to a combination of increased sales, better gross margins and a decrease in total operating expenses. The improvement in gross margins related to the change in mix of the Company's business away from the distribution of software, which decreased from 29% of sales in 1994 to 3% of sales in 1995, towards the sales of multimedia presentations and network engineering services which have higher profit margins. The combination of increased sales and increased gross margins resulted in an increase of approximately $109,000 in gross margins from 1994 to 1995.

     Decreases in the Company's pro forma operating expenses were partially due to the Company's decision to abandon further development of its encrypted CD-ROM software distribution system and to stop all research and development activity on this technology. This action resulted in a reduction of $368,000 in research and development costs included in operating expenses in 1995 versus 1994. The remaining decreases in pro forma operating costs related to a decrease of approximately $820,000 in general and administrative costs from InfoNow due to the demobilization of the CD-ROM software distribution business. This decrease was partially offset by an increase of approximately $564,000 in selling, general and administrative expenses of Navigist corresponding to the growth in the revenues of Navigist in 1995 as well as reflecting a full year of operation for Navigist. Other income and expenses did not change significantly, increasing by $46,000. However, total other income and expenses for 1995 included a extraordinary gain on the restructuring of debt of $134,000 and a loss on the sale of assets of $104,000 relating to the disposition of assets in conjunction with the change in the Company's business strategy. The net result of these two transactions accounted for approximately $30,000 of the net increase in other income.

LIQUIDITY AND CAPITAL RESOURCES
     The Company had working capital of $1,284,000, including cash and equivalents of $2,049,640, at December 31, 1996, compared to working capital of $155,815 at December 31, 1995. This increase is related entirely to the successful completion a private placement on December 6, 1996 which raised gross proceeds of approximately $2,800,000.

     During 1995, the Company substantially reduced its short term debt by completing a refinancing which retired approximately $458,000 of master promissory notes and $189,700 in other notes payable in exchange for common stock, warrants, cash and notes payable which resulted in an extraordinary gain of $134,123 related to debt restructuring. In addition, the Company also completed a private placement in May 1995 which provided net proceeds of approximately $1,251,000 and, in December 1995, was able to secure a bank term loan secured by the fixed assets of the Company in the amount of $150,000.

     During the quarter ended June 30, 1996, the Company received approximately $208,000 in proceeds from the exercise of warrants to purchase common stock of the Company. In addition, in the quarter ended September 30, 1996, the Company completed a small private placement which provided $45,000 in additional cash and reduced current liabilities of the Company by $143,000.

     The Company has a note payable to an officer of the Company in the amount of $100,000, bearing interest at prime rate plus 2.75%. This note is fully due and payable March 1997. The note is convertible, at the option of the holder into 33,333 shares of the Company's common stock

     As of December 31, 1996, the Company had a short term obligation to Environmental Systems Research Institute, Inc. ("ESRI") in the amount of $150,000 due in March 1997, related to computer hardware and software licenses obtained from ESRI in connection with the initial development of the Company's FindNow-SM- system.

     Other short term obligations of the Company include deferred compensation payable to several key employees of the Company as a result of their agreement to defer a portion of their salaries in 1996. This amount is being repaid on a prorata basis in 1997.

     Although the Company has made progress in commercializing its FindNow-SM-service with the implementation or contracting of ten clients as of February 28, 1997, the Company has continued to sustain operating losses. The Company used cash of $364,858, $885,699 and $1,913,809 in its operations during the years ended December 31, 1996, 1995 and 1994, respectively. While the Company's use of cash from operations has been declining, its use of cash for investing activities such as fixed assets has increased significantly, from $447,000 in 1995 to $1,038,000 in 1996, and included the purchase of approximately $513,000 in hardware and software to establish the FindNow-SM- service network operations center ("NOC") and $250,000 of expenses capitalized in connection with development of the FindNow-SM- system.

     The Company is currently dependent upon and intends to use a significant portion of the proceeds from the December 6, 1996 private placement to fund its on-going operations as well as to execute its business plan with respect to the development of FindNow-SM- and related Internet products. These plans include the hiring of additional sales and technical personnel, the acquisition of additional geographic and other data and the purchase technologies that will be integrated into the FindNow-SM- system. The Company also plans to continue to develop and enhance the FindNow-SM- service and may develop other related products. Although in the past these efforts have been largely funded under customer contracts, these projects may not be funded by specific client projects in the future depending upon market conditions.

     The Company currently projects that available cash balances together with projected cash flow from operations will be sufficient to fund the Company's operations through 1997. However, in the event that the market acceptance of the Company's products and services is not as robust as anticipated, competition is greater than anticipated, development of new products or enhancements to existing products is costlier or slower than expected, or that the Company's projections otherwise prove to be inaccurate, the Company may need to seek additional financing. In the event that such financing were needed, failure to obtain such financing would have a material adverse effect on the Company's business, including a possible reduction or cessation of operations. Accordingly, there is an explanatory paragraph in the auditors report describing uncertainties concerning the Company's ability to continue as a going concern included in the Company's audited financial statements dated December 31, 1996.

     In August 1994, the Company's securities were delisted from the Nasdaq SmallCap Market because the Company's securities did not meet the minimum assets and equity maintenance listing requirements of $2,000,000 and $1,000,000, respectively. In order for the Company's securities to be relisted, it must meet the initial listing requirements which require, among other things, the Company to have total assets and equity of $4,000,000 and $2,000,000, respectively, and to have a $3.00 minimum bid price. The Company is currently in the process of applying for a listing on the Vancouver Stock Exchange. However, there can be no assurance that the Company will be granted a listing or that a listing would improve liquidity of the Company's common shares.

     Inflation during the three years ended December 31, 1996 has had no significant effect on the Company's liquidity, capital costs or results of operations.

FORWARD LOOKING STATEMENTS AND RELATED BUSINESS RISKS AND ASSUMPTIONS.

     The Company's actual results may vary materially from the forward looking statements made above. The Company intends that such statements be subject to the safe harbor provision of the Securities Act. The Company's forward-looking statements include the plans and objectives of management for future operations and relate to: (i) the ability of the Company to generate future sales of the Company's FindNow-SM- service, (ii) market acceptance of the FindNow-SM- service, (iii) success of the Company in forecasting and meeting the demand of the customers of the FindNow-SM- service, including maintaining technical performance of the system as new customers are added to the system, (iv) ability to obtain financing to purchase equipment needed to provide service to additional FindNow-SM- customers, (v) ability to maintain pricing and adequate profit margins on its products and services,
(vi) ability to retain qualified technical personnel, (vii) ability of the company to maintain current pricing and sales volume in its operations of Cimarron, (viii) ability to control development and operating costs of the FindNow-SM- service within current budgeted levels, and (ix) the ability of the Company to raise additional capital, if needed.

     The foregoing assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's ability to control. There are also other risks which could cause the Company's revenues or costs to vary markedly from the forward-looking statements made above, such as the risk that the market demand for the FindNow-SM- system may not develop as expected, or if it does develop, that the Company will be able to generate sufficient sales to fund its operations. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized and any statements should not be regarded as a representation by the Company or any other person that the Company's objectives or plans will be achieved.

ITEM 8.  FINANCIAL STATEMENTS.

     See pages F-1  through F- 27  of this Form 10-K and Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On January 27, 1997, the Company engaged the accounting firm of Hein + Associates LLP ("Hein") as its principal independent accountants to audit the Company's financial statements for its fiscal year ending December 31, 1996. The appointment of new independent accountants was approved by the Audit Committee and Board of Directors of the Company. The Company dismissed its former independent public accountants, Arthur Andersen LLP, effective with the appointment of Hein.

     Prior to the appointment of Hein, management of the Company has not consulted with Hein except that, at the Company's request, Hein read the Company's reports filed on Form 10-Q for the quarterly periods ending June 30, 1996 and September 30, 1996.

     During the two most recent fiscal years ended December 31, 1995 and 1994, and the interim period subsequent to December 31, 1995, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which would have caused the former accountants to make reference in their report to such disagreements if not resolved to their satisfaction.

     Arthur Andersen's reports on the financial statements for the past two years have contained no adverse opinion or disclaimer of opinion and were not modified as to audit scope or accounting principles except for an explanatory paragraph regarding the Registrant's ability to continue as a going concern contained in the financial statements for the years ended December 31, 1995 and 1994. Arthur Andersen LLP furnished the Company with a letter addressed to the Commission stating that it agreed with the above statements.

                                    PART III
                                    --------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Incorporated by reference from the portion of the proxy statement entitled "Proposal 1-Election of Directors".

ITEM 11.   EXECUTIVE COMPENSATION.

     Incorporated by reference from the portion of the proxy statement entitled "Executive Compensation".

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated by reference from the portion of the proxy statement entitled "Security Ownership of Certain Beneficial Owners and Management".

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated by reference from the portion of the proxy statement entitled "Certain Transactions".

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) and (d) Financial Statements and Schedules

                 The financial statements and schedules of the Registrant listed on the accompanying Index to Financial Statements are filed as part of this Annual Report.

     (b)         Reports on Form 8-K filed during the quarter ending
                 December 31, 1996.

                 Form 8-K and 8-K/A dated December 13, 1996, relating to the sale of Infomergerco, Inc. dba Navigist, Inc.

                 Form 8-K dated December 6, 1996, related to completion of a private placement financing.

     (c)         Exhibits

                 Included as exhibits are the items listed on the Exhibit Index. The Registrant will furnish a copy of any of the exhibits listed below upon payment of $5.00 per exhibit to cover the costs to the Registrant of furnishing such exhibit.

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on


                                       INFONOW CORPORATION


                                        By: /s/ MICHAEL W. JOHNSON
                                            ---------------------------------
                                            Michael W. Johnson, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    SIGNATURE                      TITLE                         DATE
    ---------                      -----                         ----


 /s/ MICHAEL W. JOHNSON        Chief Executive Officer,        March 24, 1997
-----------------------        President  and Director
     Michael W. Johnson        (Principal Executive Officer)


/s/ KEVIN D. ANDREW            Chief Financial Officer,         March 24, 1997
-----------------------        Treasurer and Secretary
    Kevin D. Andrew            (Principal Financial and
                               Accounting Officer)

/s/ NAHUM RAND
-----------------------        Chairman and Director             March 24, 1997
    Nahum Rand


/s/ DONALD E. COHEN
-----------------------        Vice Chairman and Director        March 24, 1997
   Donald E. Cohen


/s/ GENE R. COPELAND
-----------------------         Director                         March 24, 1997
    Gene R. Copeland

                               INFONOW CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Auditors, Hein + Associates, LLP . . . . . . . . . .   F-2

Report of Independent Public Accountants, Arthur Andersen LLP. . . . . . .   F-3

Consolidated Balance Sheets -- December 31, 1996 and 1995. . . . . . . . .   F-4

Consolidated Statements of Operations for the years ended
   December 1996, 1995 and 1994. . . . . . . . . . . . . . . . . . . . . .   F-5

Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 1996, 1995 and 1994. . . . . . . . . . . . . . . . . . . .   F-6

Consolidated Statements of Cash Flows for the years ended
   December 31, 1996, 1995 and 1994. . . . . . . . . . . . . . . . . . . .   F-8

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .   F-9

INDEPENDENT AUDITORS REPORT



Board of Directors
InfoNow Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheets of INFONOW CORPORATION and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InfoNow Corporation and its subsidiaries, as of December 31, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As discussed in Note 11 to the financial statements, the Company has experienced recurring losses from operations which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As, discussed in Note 1, in 1996 the Company adopted the provisions of Statement of Financial Standards No. 123 "Accounting for Stock based Compensation".



HEIN + ASSOCIATES LLP


Denver, Colorado,
February 28, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To InfoNow Corporation:


We have audited the accompanying consolidated balance sheets of INFONOW CORPORATION (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InfoNow Corporation and its subsidiaries, as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the accompanying financial statements, the Company has experienced recurring losses from operations and requires cash to fund continuing operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

In 1995, the Company adopted the provisions of Statement of Financial Standards No. 121 "Accounting for Impairment of Long-Lived Assets" (Note 1).



ARTHUR ANDERSEN LLP


Denver, Colorado,
March 29, 1996.

                      INFONOW CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                       DECEMBER 31,
                                                          --------------------------------
ASSETS                                                          1996                1995
                                                                ----                ----
CURRENT ASSETS:
   Cash and cash equivalents                              $  2,049,640        $    231,781
   Accounts receivable                                         161,596             494,918
   Prepaids and other current assets                            99,069              34,809
                                                          ------------        ------------
      Total current assets                                   2,310,305             761,508

Property and equipment, net                                    692,972             336,050
Capitalized software development costs,
net of accumulated amortization of $140,871 in 1996            362,759                   -
Goodwill, net of accumulated amortization
of $107,740 and $87,820 in 1996 and 1995, respectively         912,956           3,099,955
Other assets and deferred charges                               11,145              18,381
                                                          ------------        ------------
                                                          $  4,290,137        $  4,215,894
                                                          ------------        ------------
                                                          ------------        ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                    $  412,026          $  435,591
   Convertible notes payable to related party                  100,000                   -
   Unearned revenue                                            228,956             123,386
   Deferred compensation                                        75,707                   -
   Capital lease obligation - current portion                    4,079               3,514
   Notes payable - current portion                             205,528              43,202
                                                          ------------        ------------
      Total current liabilities                              1,026,296             605,693

NOTES PAYABLE, net of current portion                           81,887             172,440
CAPITAL LEASE OBLIGATION, net of current portion                 9,916              14,039
COMMITMENTS AND CONTINGENCIES (Note 10 and 11)

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value; 1,962,335 shares                -                   -
   authorized, none issued or outstanding

   Common stock, $.001 par value; 15,000,000 shares
   authorized, 5,515,164 and 3,183,567 issued and
   outstanding at December 31, 1996 and 1995,
   respectively                                                  5,515               3,184

   Additional paid-in capital                               22,316,244          19,478,118
   Accumulated deficit                                     (19,149,721)        (16,057,580)
                                                          ------------        ------------
   Total stockholders' equity                                3,172,038           3,423,722
                                                          ------------        ------------

                                                          $  4,290,137        $  4,215,894
                                                          ------------        ------------
                                                          ------------        ------------


   The accompanying notes are an integral part of these financial statements.

                      INFONOW CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                            --------------------------------------------------
                                                                1996                1995                1994
                                                                ----                ----                ----
SALES                                                      $ 2,206,528         $ 1,427,163         $   826,089

OPERATING EXPENSES:
   Cost of sales and direct project related costs            1,104,288             684,027             720,094
   Selling, general and administrative                       2,619,324           2,368,337           2,387,498
   Impairment of long-lived asset                            1,539,806                   -                   -
   Research and development                                          -              38,303             367,812
                                                           -----------         -----------         -----------
   Total operating expenses                                  5,263,418           3,090,667           3,475,404
                                                           -----------         -----------         -----------

Loss from operations                                        (3,056,890)         (1,663,504)         (2,649,315)

OTHER INCOME (EXPENSE):
   Loss on disposition of assets                               (14,607)           (104,083)                  -
   Interest income                                              13,460              14,648               6,239
   Interest expense                                            (34,104)            (28,882)            (15,444)
                                                           -----------         -----------         -----------

Loss before extraordinary gain
from debt restructuring                                     (3,092,141)         (1,781,821)         (2,658,520)

Extraordinary gain from debt restructuring                           -             134,123                   -
                                                           -----------         -----------         -----------

Net Loss                                                   $(3,092,141)        $(1,647,698)        $(2,658,520)
                                                           -----------         -----------         -----------
                                                           -----------         -----------         -----------

NET LOSS PER COMMON SHARE

   Before extraordinary item                                    $(0.86)             $(0.99)            $(10.95)
   Extraordinary debt restructuring gain                             -               $0.07                   -
                                                           -----------         -----------         -----------
NET LOSS PER COMMON SHARE                                       $(0.86)             $(0.92)            $(10.95)
                                                           -----------         -----------         -----------
                                                           -----------         -----------         -----------

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                                           3,587,128           1,794,925             242,773
                                                           -----------         -----------         -----------
                                                           -----------         -----------         -----------

   The accompanying notes are an integral part of these financial statements.

                      INFONOW CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              For the Years ended December 31, 1996, 1995 and 1994

                                                                                     Additional       Stock
                                                              Common Stock            Paid-in    Subscriptions    Accumulated
                                                         Shares         Amount        Capital      Receivable       Deficit
                                                     ------------   ------------   ------------   ------------   ------------
 BALANCES, January 1, 1994                                329,200    $       330    $13,404,366    $    (3,467)  $(11,751,362)

 Common stock issued in January 1994
issued at $65.63 per share, net of
offering costs of $36,127                                   5,352              5        315,120              -              -

 Exercise of employee stock options                           311              -         11,648              -              -

 Write off of stock subscriptions receivable                    -              -              -          3,467              -

 Net loss                                                       -              -              -              -     (2,658,520)
                                                     ------------   ------------   ------------   ------------   ------------
 BALANCES, December 31, 1994                              334,863            335     13,731,134              -    (14,409,882)
                                                     ------------   ------------   ------------   ------------   ------------

 Common stock issued at $1.30 per share
for cash in May 1995 private placement,
net of offering costs of $100,843                       1,039,846          1,040      1,249,917              -              -

 Common stock valued at $1.30 per share
issued in conjunction with the acquisition
of Cimarron in May 1995 (Note 2)                          533,334            533        692,801              -              -

 Warrants issued in conjunction with
acquisition of Cimarron                                         -              -        195,058              -              -

 Issuance of common stock valued at
approximately $1.25 per share to
extinguish accounts payable and other
liabilities                                                30,809             31         38,460              -              -

 Issuance of warrants in conjunction
with conversion of Master Promissory
Notes (Note 5)                                                  -              -        129,787              -              -

 Issuance of common stock valued at $1.30
and $2.60 per share in connection with
the conversion of Master Promissory
Notes (Note 5)                                            299,028            299        448,399              -              -

 Common stock valued at $4.25 per share
issued in conjunction with the acquisition
of Navigist, Inc. in August 1995 (Note 2)                 498,621            499      2,118,671              -              -

 Warrants issued in conjunction with the
acquisition of Navigist                                         -              -         79,966              -              -

 Issuance of common stock pursuant to the
exercise of stock options                                  36,847             37         26,598              -              -

 Issuance of common stock valued at $1.30
per share in exchange for services                         48,077             48         62,452              -              -

   The accompanying notes are an integral part of these financial statements.

                      INFONOW CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              For the Years ended December 31, 1996, 1995 and 1994


                                                                                     Additional       Stock
                                                              Common Stock            Paid-in    Subscriptions    Accumulated
                                                         Shares         Amount        Capital      Receivable       Deficit
                                                     ------------   ------------   ------------   ------------   ------------
 Compensation expense related to issuance
of options and warrants                                         -              -        313,894              -              -

 Adjustment in number of shares to effect
1 for 25 reverse split                                       (759)            (1)             -              -              -

 Issuance of common stock in conjunction
with conversion of convertible bridge
note at $0.80 per share                                    64,401             64         51,456              -              -

 Common stock issued at $0.59 per share
in August 1995 private placement (Note 8)                  67,731             68         39,756              -              -

 Issuance of common stock in conjunction
with conversion of Cimarron acquisition
note at $1.30 per share                                   230,769            231        299,769              -              -

 Net loss                                                       -              -              -              -     (1,647,698)
                                                     ------------   ------------   ------------   ------------   ------------
 BALANCES, December 31, 1995                            3,183,567          3,184     19,478,118              -    (16,057,580)
                                                     ------------   ------------   ------------   ------------   ------------

 Issuance of common stock in conjunction
with the exercise of employee stock options                15,708             15         20,404              -              -

 Issuance of common stock in conjunction
with the exercise of warrants                             469,554            470        187,352              -              -

 Return of common stock to treasury from
escrow, subsequently retired                              (92,000)           (92)            92              -              -

 Non-cash charge related to the issuance
of warrants to purchase 115,000 shares
of common stock to ESRI                                         -              -        253,382

 Common stock issued to three officers
of the Company valued at $1.12 per share
in exchange for $95,000 cash, and $93,000
in deferred salaries and expenses                         167,112            167        187,834              -              -

 Common stock valued at $1.40 per share
for cash in December 1996 private placement
net of cash offering costs of $57,868.
Includes 50,000 shares issued to placement
agent as compensation for services
rendered in placement                                   2,045,273          2,045      2,712,223              -

 Shares retired in conjunction with sale
of Navigist, Inc.                                        (274,050)          (274)      (523,161)             -

 Net loss                                                       -              -              -              -     (3,092,141)
                                                     ------------   ------------   ------------   ------------   ------------
 BALANCES, December 31, 1996                            5,515,164   $      5,515   $ 22,316,244   $          -   $(19,149,721)
                                                     ------------   ------------   ------------   ------------   ------------
                                                     ------------   ------------   ------------   ------------   ------------

   The accompanying notes are an integral part of these financial statements.

                      INFONOW CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                           ---------------------------------------------------
                                                               1996                1995                1994
                                                               ----                ----                ----
CASH FLOWS USED IN OPERATING ACTIVITIES:
   Net loss                                                $(3,092,141)        $(1,647,698)        $(2,658,520)
   Adjustments to reconcile net loss
      to net cash used in operating activities:
   Depreciation and amortization                               507,713             216,604             313,245
   Impairment of long-lived asset                            1,539,806                   -                   -
   Loss on disposal of property and equipment                   14,607             104,083              24,073
   Gain on debt extinguishment                                       -            (134,123)                  -
   Compensation expense recognized in connection
      with stock option and warrant issuances                        -             376,394                   -
   Other                                                        (7,210)                  -              21,007
Changes in operating assets and liabilities:
   Accounts receivable                                         204,193              36,476             225,146
   Other current assets                                        (64,260)             45,749               5,786
   Other assets and deferred charges                            (7,820)             11,769              91,559
   Accounts payable and other liabilities                      364,822              11,686              74,715
   Unearned revenues                                           175,432              93,246                   -
   Related party payables, net                                       -                 115             (10,820)
                                                           -----------         -----------         -----------
      Net cash used in operating activities                   (364,858)           (885,699)         (1,913,809)

INVESTING ACTIVITIES:
   Net change in restricted cash balances                            -              15,000             150,000
   Purchase of property and equipment                         (692,728)           (219,686)            (39,505)
   Acquisition of Cimarron and Navigist,
      net of cash received                                           -            (261,190)                  -
   Disposition of Navigist                                     (97,000)                  -                   -
   Additions to capitalized software                          (250,248)                  -                   -
   Proceeds from sale of property and equipment                  1,818              18,244              26,321
                                                           -----------         -----------         -----------
      Net cash flows from (used in)
        investing activities                                (1,038,158)           (447,632)            136,816

FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                2,809,269           1,290,780             326,773
   Proceeds from exercise of options and warrants              208,241              26,635                   -
   Proceeds from notes payable                                 417,080             415,000             285,000
   Proceeds from related party note                            100,000                   -                   -
   Payment of capital lease obligations                         (3,697)             (3,300)                  -
   Principal payments on debt obligations                     (310,018)           (181,979)                  -
                                                           -----------         -----------         -----------
      Net cash from financing activities                     3,220,875           1,547,136             611,773

   Net increase (decrease) in cash and
      cash equivalents                                       1,817,859             213,805          (1,165,220)
                                                           -----------         -----------         -----------

CASH AND EQUIVALENTS, beginning of period                      231,781              17,976           1,183,196
                                                           -----------         -----------         -----------

CASH AND EQUIVALENTS, at end of period                     $ 2,049,640         $   231,781         $    17,976
                                                           -----------         -----------         -----------
                                                           -----------         -----------         -----------

   The accompanying notes are an integral part of these financial statements.

                               INFONOW CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. ORGANIZATION AND BUSINESS ACTIVITY

     The Company was incorporated under the laws of the State of Delaware on October 29, 1990, and was focused on the sale of software through the use of encrypted CD-ROM technology. Sales of software using these methods were never sufficient to cover the Company's cost of operations and in 1995, the Company embarked upon an acquisition strategy focused on companies that would allow the Company to shift its direction away from its previous business and focus on opportunities related to the Internet. In September 1995, the Company ceased selling software using encrypted CD-ROM technology. The Company made two business acquisitions as a result of its new business strategy.

     In May 1995, the Company acquired Cimarron International, Inc. ("Cimarron") for stock, notes and cash. Cimarron is an interactive multimedia company serving the Rocky Mountain region. The transaction was structured as a merger, with Cimarron merging into a subsidiary of the Company; Cimarron is now a wholly-owned subsidiary of the Company.

     On August 23, 1995, the Company acquired Navigist, Inc. ("Navigist") for stock and notes. Navigist is a provider of consulting, engineering and support services for computer networks as well as a provider of Internet site services and Intranet applications development. Navigist has offices in Englewood, Colorado and San Jose, California. The transaction was structured as a merger, with Navigist merging into a subsidiary of the Company; Navigist became a wholly owned subsidiary of the Company.

     Utilizing resources from Cimarron and Navigist, the Company formed a third business group, Internet Products, to focus on executing the Company's strategy to develop Internet-based customer service software, products and services. The Internet Products Group introduced FindNow-SM- in July 1996. FindNow-SM- is an Internet-based locator and mapping service designed to allow a national chain or national consumer brand to provide customers with their nearest sales and service locations and other location-based information via the World Wide Web.

The Company sold 100% of the common stock of Navigist, Inc., on December 13, 1996, to two of the former owners of Navigist. The consolidated financial statements of the Company for the year ended December 31, 1996, include a provision of $1,539,806 for the impairment of goodwill relating to the acquisition of Navigist.

b. BASIS OF PRESENTATION

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c. REVENUE RECOGNITION

     The Company derives revenue from several sources. Multimedia production revenue is generated from work performed on custom projects to develop software or corporate presentations. Network consulting fees are generated from the providing of network design advice and implementation. Internet service revenue is generated by providing implementation and hosting services for its FindNow-SM- service. Design and Imaging service revenue is received from creating electronic images or by converting customer-supplied data files to slides, color prints and color overhead transparencies.

     Revenue is recognized upon completion, delivery and acceptance by the customer for design and imaging services as such services are of short duration from order to completion. For Internet services, large custom multimedia projects and network consulting projects, the Company recognizes revenue using the percentage-of-completion method. Revenues are recognized based on labor costs incurred and total expected labor costs. For certain custom multimedia and network consulting projects, the Company invoices for work yet to be performed. These prebillings, together with cash received prior to performing services, are reflected as unearned revenue in the accompanying balance sheets.

d. PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Replacements, renewals and improvements are capitalized and costs for repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over estimated useful lives of three to five years.

e. CONSOLIDATION

     The consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries, Cimarron International, Inc., and Navigist, Inc., since the dates of their respective acquisition in 1995. Results of Navigist, Inc., are included in the consolidated results of the Company through December 13, 1996, the date Navigist was sold. All significant intercompany accounts and transactions have been eliminated in consolidation.

f. SOFTWARE DEVELOPMENT COSTS

     In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"), software development costs, which consist primarily of salaries and related costs, purchased software, contract labor costs and other direct expenses, are expensed as research and development costs prior to the establishment of technological feasibility. Technological feasibility for the Company's software products is generally based upon achievement of a detailed program design free of high risk development issues. After technological feasibility is established for a product, all software development costs are capitalized until the product is ready for delivery. Subsequent software maintenance costs are expensed as operating costs as incurred. Amortization of capitalized computer software cost is provided on a product-by-product basis at the greater of the amount computed using the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or the straight line method over the remaining useful economic life of the product (generally two years). Approximately $503,630 in software development costs were capitalized in conjunction with the development of the Company's FindNow-SM- system for the year ended December 31, 1996, including a $253,382 non-cash provision related to the fair value of options issued to ESRI (Note 8). The Company also amortized $140,871 for the year ended December 31, 1996, related to this asset. No software development costs were capitalized or amortized during the years ended December 31, 1995 and 1994.

g. RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed as incurred and include salaries, consulting fees and other direct costs. The Company expensed $38,303 and $367,812 in 1995 and 1994, respectively, related to research and development costs. All costs in 1994 related to the development of the Company's CD-ROM software distribution technology were expensed. The Company's current research and development efforts are influenced significantly by customer requirements. New features are customized initially for delivery to a single customer and then incorporated into future versions of its service. As a result, all development costs were recorded as cost of sales and the Company did not record any research and development expense in 1996.

h. GOODWILL

     The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 121") for its fiscal year ended December 31, 1995, for the purpose of evaluating its long lived assets which consist principally of goodwill. The Company evaluates its goodwill at each financial reporting date to determine if events or circumstances indicate that an impairment has occurred. In accordance with SFAS 121, management has estimated expected future undiscounted cash flows from identified assets and compared those values to the related carrying value of those assets to determine if an asset impairment has occurred. During 1996, as a result of its review of long-lived assets as required by SFAS 121, the Company took a non-cash charge against operating results in the amount of $1,539,806 as a write down of all goodwill related to its acquisition of Navigist, Inc. This write down will reduce future amortization expense by approximately $144,000 on an annual basis. The Company sold this subsidiary on December 13, 1996.

i. CASH AND CASH EQUIVALENTS

     For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents.

j. NET LOSS PER COMMON SHARE

     Net loss per common share is computed based on the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options, convertible securities and warrants. In loss periods, dilutive common equivalent shares are excluded as their effect would be anti-dilutive. All share and per share data, except shares authorized, have been retroactively adjusted to reflect the 1 for 25 reverse split approved by the shareholders of the Company in February 1995.

k. STOCK COMPENSATION EXPENSE.

     The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") for its fiscal year ended December 31, 1996. SFAS 123 encourages, but does not require, all companies to adopt a fair value based method to measure compensation cost of issued stock options and similar instruments issued to employees using a Black-Scholes model or other comparable method. The Company has elected an option under SFAS 123 that allows a Company to continue to recognize compensation cost in accordance with the guidance in APB No. 25 and disclose the proforma results of operations had SFAS 123 been applied to the financial statements. Transactions in which the Company issues stock options or other equity instruments to acquire goods or services from nonemployees must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

     Prior to its year ended December 31, 1996, the Company recognized compensation expense for financial accounting purposes in accordance with APB Statement No. 25, "Accounting for Stock Issued to Employees" which requires that compensation expense must be recorded for options issued under certain conditions. The compensation charge is determined based on the excess of the estimated fair market value of the underlying common stock at the date of grant, over the exercise price of the options. Compensation expense is amortized on a straight-line basis over the vesting period of the related options. Compensation expense related to the granting or repricing of options and warrants at exercise prices below fair market value amounted to $313,894, in the year ended December 31, 1995.

l. RECLASSIFICATIONS

     Certain amounts in the prior year financial statements have been reclassified to conform with the current year classifications. Such reclassifications had no effect on net loss.

Note  2.  ACQUISITIONS

a. CIMARRON INTERNATIONAL, INC.

     On May 22, 1995, the Company acquired all outstanding common shares of Cimarron through the issuance of 533,334 shares of the Company's common stock valued at $1.30 per share, a $300,000 convertible note (which was subsequently sold to the president of the Company and converted into 230,769 shares of common stock (Note 8), and a $160,000 cash payment (including a payment of $10,000 to the president of Cimarron). In addition, the Company issued warrants to purchase 107,844 shares of common stock at an exercise price of $.40 per share to the Company's financial advisors as compensation for its services in connection with the acquisition. As the fair value of the Company's common stock was $1.30 and $3.68 per share, respectively on the date of these grants, the Company recorded additional consideration of $195,058 related to these warrants.

The purchase price related to the Cimarron merger is as follows:

Issuance of common stock . . . . . . . . . . . . . . . . . . . .  $     693,334
Issuance of warrants . . . . . . . . . . . . . . . . . . . . . .        195,058
Convertible note payable . . . . . . . . . . . . . . . . . . . .        300,000
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        160,000
                                                                   ------------
Purchase price . . . . . . . . . . . . . . . . . . . . . . . . .   $  1,348,392
                                                                   ------------
                                                                   ------------

The purchase price was allocated as follows:
Accounts receivable. . . . . . . . . . . . . . . . . . . . . . .   $    245,228
Other current assets . . . . . . . . . . . . . . . . . . . . . .         39,059
Property and equipment . . . . . . . . . . . . . . . . . . . . .         95,962
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .          4,722
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,020,696
                                                                   ------------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .      1,405,667
Assumption of liabilities. . . . . . . . . . . . . . . . . . . .        (57,275)
                                                                   ------------
                                                                   $  1,348,392
                                                                   ------------
                                                                   ------------

     The merger was accounted for using the purchase method of accounting. The purchase price was allocated to the assets and liabilities of Cimarron based on their estimated fair market value at the date of the merger. After allocating the purchase price to the identifiable assets and liabilities of Cimarron, $1,020,696 of the purchase price was recorded as goodwill acquired and is being amortized over a fifteen year period. The Company has consolidated the results of Cimarron since the closing date of the merger (May 22, 1995). Pro forma results of operations are shown below, combined with the impact of the Company's subsequent acquisition of Navigist, Inc., on August 23, 1995.

b. NAVIGIST, INC.

     The Company acquired all of the outstanding common stock of Navigist, Inc. ("Navigist") on August 23, 1995. The former shareholders of Navigist received 498,621 shares of common stock of the Company valued at $4.25 per share, and a
$50,000, 8.75% secured convertible promissory note.   The secured convertible
promissory note was convertible at the option of the holders into 34,482 shares of common stock of the Company no later than August 22, 1997, or at the option of the Company if the average closing bid price has equaled or exceeded $4.00 per share for 30 consecutive days. The note was scheduled to mature on August 22, 1998, and was secured by substantially all of the assets of Navigist. In addition, cash payments of $4,800 were made to former stockholders of Navigist and transaction costs of approximately $39,884 were incurred related to the transaction. In addition, the Company issued warrants to purchase 79,996 shares of common stock at an exercise price of $3.25 per share to the Company's financial advisor in conjunction with its advisory services related to the acquisition. The Company recorded additional consideration of $79,996 related to this warrant. Shortly before the merger, the Company advanced $142,500 to Navigist.

The purchase price related to the Navigist acquisition was as follows:

Issuance of common stock . . . . . . . . . . . . . . . . . . . . . $  2,119,139
Issuance of warrants . . . . . . . . . . . . . . . . . . . . . . .       79,996
Transaction costs. . . . . . . . . . . . . . . . . . . . . . . . .       39,884
Convertible note payable . . . . . . . . . . . . . . . . . . . . .       50,000
                                                                   ------------
Purchase price . . . . . . . . . . . . . . . . . . . . . . . . . . $  2,289,019
                                                                   ------------
                                                                   ------------

The purchase price was allocated as follows:
Cash received. . . . . . . . . . . . . . . . . . . . . . . . . . . $     81,194
Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . .      284,873
Other current assets . . . . . . . . . . . . . . . . . . . . . . .       18,070
Property and equipment . . . . . . . . . . . . . . . . . . . . . .       50,162
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .       20,547
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,167,079
                                                                   ------------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,621,925
                                                                   ------------
Assumption of liabilities. . . . . . . . . . . . . . . . . . . . .     (332,906)
                                                                    $  2,289,019
                                                                    ------------
                                                                    ------------

     The merger was accounted for using the purchase method of accounting. The purchase price was allocated to the assets and liabilities of Navigist based on their estimated fair market value at the date of the merger. After allocating the purchase price to the identifiable assets and liabilities of Navigist, $2,167,079 of the purchase price was recorded as goodwill and was being amortized over a fifteen year period. The Company has consolidated the results of the Navigist acquisition since the closing date of the merger (August 23, 1995). Pro forma results of operations are shown below, combined with the impact of the Company's acquisition of Cimarron on May 22, 1995.

     On December 13, 1996, the Company sold all the common shares of Navigist to VDC Paradigms, Inc., which is owned by two of the principal operating managers of Navigist. The Company received 274,050 shares of InfoNow common stock and the surrender of notes held by the buyers amounting to $27,940 in consideration for the sale of Navigist. As part of the transaction, the Company also made a cash payment of $97,000 to the buyers, canceled all intercompany balances owed by Navigist to InfoNow and Cimarron International, Inc., amounting to approximately $490,400 and forgave a note owed by Navigist to InfoNow in the amount of $142,500. In addition, the Company also retired the remaining notes payable, amounting to $22,060 that were issued in the original acquisition of Navigist by the Company in August 1995 in order to facilitate the completion of the transaction.

c. UNAUDITED PRO FORMA FINANCIAL INFORMATION

     The following unaudited pro forma consolidated results of operations of the Company for the year ended December 31, 1995 and 1994, assumes that the acquisitions of Cimarron and Navigist had occurred on January 1, 1994. The pro forma results for fiscal 1994 include the activity of Navigist from March 8, 1994, (the inception date of Navigist). The pro forma net loss per share includes shares issued in the private placement as the Cimarron transaction and the private placement were contingent upon each other. The pro forma results presented below are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

                                               Period Ended December  31,
                                               --------------------------
     (dollars in thousands,
      except per share amounts)
                                                     1995       1994
                                                     ----       ----
     Revenues. . . . . . . . . . . . . . . . . .  $  3,406  $   2,889
     Net loss before extraordinary items . . . .    (1,686)    (2,793)
     Net loss. . . . . . . . . . . . . . . . . .    (1,552)    (2,793)
     Net loss per share. . . . . . . . . . . . .  $  (0.55) $   (1.06)

     The supplemental information presented below shows the separate operations of InfoNow, Cimarron and Navigist from the dates of their acquisition:

Unaudited Pro Forma Results for Year Ended December 31, 1995:
(all amounts in thousands)


                                                                                                                       Pro forma
                                             InfoNow           Cimarron            Navigist            Pro Forma      Consolidated
                                          (Historical)      (Historical)(1)     (Historical)(1)      Adjustments(2)     Results
                                          ------------      ------------        ------------         -----------        -------
Sales. . . . . . . . . . . . . . .         $      104        $      668          $      655          $     1,979      $   3,406
Operating expenses . . . . . . . .              1,641               763                 686                1,870          4,960
Other income (loss), net . . . . .                 13                 2                   -                  (13)             2
                                           ----------        ----------          ----------          -----------      ---------
Net Loss . . . . . . . . . . . . .         $   (1,524)       $      (93)         $      (31)         $        96      $  (1,552)
                                           ----------        ----------          ----------          -----------      ---------
                                           ----------        ----------          ----------          -----------      ---------

(1)Represents the post-acquisition results of operations of Cimarron and Navigist as reflected in the accompanying consolidated results of operations.

(2)Includes the results of operations for Cimarron from January 1, 1995, to May 22, 1995, and the results of operations for Navigist from January 1, 1995 to August 23, 1995. Also includes additional provision for interest expense of $14,166 on acquisition debt of $350,000 and goodwill amortization of $124,667 for the periods prior to acquisition of Cimarron and Navigist, respectively.

Unaudited Pro Forma Results for year ended December 31, 1994:
( all amounts in thousands)


                                                                                                                       Pro forma
                                                                                                       Pro Forma     Consolidated
                                            InfoNow            Cimarron(1)         Navigist(2)       Adjustments(3)     Results
                                          -----------          --------            --------          -----------        -------
Sales. . . . . . . . . . . . . . .        $       826          $  1,495            $    568          $        --      $   2,889
Operating expenses . . . . . . . .              3,475             1,428                 600                  135          5,638
Other income (loss), net . . . . .                 (9)               (4)                  -                  (31)           (44)
                                          -----------          --------            --------          -----------      ---------
Net Loss . . . . . . . . . . . . .        $    (2,658)         $     63            $    (32)         $      (166)     $  (2,793)
                                          -----------          --------            --------          -----------      ---------
                                          -----------          --------            --------          -----------      ---------

(1)Represents results of operations for Cimarron for the year ended December 31, 1994.
(2)Results are from the inception date of Navigist (March 8, 1994) through December 31, 1994.
(3)Represents provision for amortization of goodwill of $212,518, elimination of deferred compensation obligations and other adjustments of $77,207, and interest on acquisition notes of $31,375.

Note 3.  INCOME  TAXES

     The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") on January 1, 1993. SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets are then reduced by a valuation allowance for amounts which do not satisfy the realization criteria of SFAS 109.

     At December 31, 1994, the Company had a net operating loss carryforward for income tax purposes of approximately $14,350,000. Because the Company experienced a significant change in control and substantially changed its business on May 22, 1995, as a result of its private placement (Note 8) and the acquisition of Cimarron, and then its subsequent acquisition of Navigist in August 1995, the Company believes that, under current tax regulations, the utilization of tax loss carryforwards will be limited to loss carryforwards generated after May 23, 1995, which amount to approximately $1,908,000 as of December 31, 1996.

The significant components of the net deferred tax asset consist of the following:

                                                          December 31,
                                                          ------------
                                                      1996           1995
                                                      ----           ----

Capitalized software . . . . . . . . . . . .    $    (40,500)   $        --
Net operating loss carryforwards . . . . . .         706,000        378,000
Deferred compensation. . . . . . . . . . . .          28,000             --
                                                ------------    -----------
Deferred tax asset, net. . . . . . . . . . .         693,500        378,000
                                                ------------    -----------
Less - valuation allowance . . . . . . . . .        (693,500)      (378,000)
                                                ------------    -----------
                                                $         --    $        --
                                                ------------    -----------
                                                ------------    -----------

     The benefits of the Company's net operating loss carryforwards and other timing differences as of December 31, 1996 and 1995, do not satisfy the realization criteria set forth in SFAS No. 109 and accordingly, the Company has recorded a valuation allowance for the entire net deferred tax asset.

Note 4.  PROPERTY AND EQUIPMENT

Property and Equipment consist of the following:
                                                          December 31,
                                                          ------------
                                                      1996           1995
                                                      ----           ----

Computer equipment . . . . . . . . . . . . .      $  763,243     $  394,813
Furniture and fixtures . . . . . . . . . . .         109,715         80,038
Computer software. . . . . . . . . . . . . .         167,138         80,260
                                                  ----------     ----------
                                                   1,040,096        555,111
Less accumulated depreciation and
     amortization. . . . . . . . . . . . . .        (347,124)      (219,061)
                                                  ----------     ----------
Property and equipment, net. . . . . . . . .      $  692,972     $  336,050
                                                  ----------     ----------
                                                  ----------     ----------

     In connection with the acquisition of Cimarron International (Note 2), the Company relocated its headquarters to the Cimarron facilities. The relocation and change in business strategy resulted in the abandonment, sale and write-off of certain property which resulted in the reduction of approximately $710,731 of property cost and $577,487 of accumulated depreciation in 1995.

Note 5. LONG TERM DEBT

a. SUMMARY OF LONG TERM DEBT

                                                             December 31,
                                                          1996         1995
                                                          ----         ----
Term loan payable to a bank, collateralized
by all property and equipment, bearing interest
at prime plus 1.25% (total of 9.50% at 12/31/96)
due in monthly installments of $3,817 to
December 1999.                                      $  116,994   $  150,000

Capital lease obligation bearing interest
rate at 15%, due in monthly installments
of $497 to November 1999                                13,995       17,553

Convertible notes payable to former
Navigist shareholders, bearing interest
at 8.75%, interest only payments due
quarterly, principal due in full on
August 23, 1998.                                             -       50,000

Non-interest bearing short term
obligation payable to ESRI in connection
with development of FindNow-SM- system,
without collateral.  Principal due in
full on March 1, 1997                                  150,000            -

Promissory note payable to officer of
Company, collateralized by all accounts
receivable, bearing interest at prime
plus 2.75% (total of 11.25% at 12/31/96),
interest only payments due monthly,
principal due in full on March 29, 1997.
Convertible into 33,333 shares of
common stock.                                          100,000

Notes payable to suppliers, at varying
interest rates and maturities ranging
from January 1996 to June 2000                          20,421       15,642
                                                    ----------   ----------

                                                       401,410      233,195

Less current portion                                  (309,607)     (46,716)
                                                    ----------   ----------

Long-term portion                                   $   91,803   $  186,479
                                                    ----------   ----------
                                                    ----------   ----------

b. MATURITIES OF LONG TERM DEBT

     Future minimum lease payments under capital leases and annual maturities of other long-term debt at December 31, 1996 are as follows:

Year ending December 31,
1997 . . . . . . . . . . . . . . . . . . . . . .  $  309,607
1998 . . . . . . . . . . . . . . . . . . . . . .      44,605
1999 . . . . . . . . . . . . . . . . . . . . . .      47,028
2000 . . . . . . . . . . . . . . . . . . . . . .         170
2001 . . . . . . . . . . . . . . . . . . . . . .         ---
                                                  ----------
                                                  $  401,410
                                                  ----------
                                                  ----------

     The Company paid $34,104, $29,230 and $8,695 for interest during the years ended December 31, 1996, 1995, and 1994 respectively, including $14,397 and $11,513 paid to related parties in the years ended December 31, 1996 and 1995, respectively.

c. DEBT RESTRUCTURING

     In 1994, the Company received proceeds of $285,000 from two shareholders, one of which is a director of the Company, under a Master Promissory Note (the "Master Note"). During 1995, two shareholders advanced an additional $233,046 in bridge financing to the Company under the terms of the Master Notes. Interest on the Master Note accrued at an annual rate of 10%. Principal and interest due under the Master Notes is convertible into warrants to purchase the Company's Series A Preferred Stock to the extent of the highest outstanding balance of principal and accrued interest under the Master Notes. An amendment to the Master Note agreement allowed the holders to receive a warrant to purchase 251,148 shares of the Company's Series A Preferred Stock at an exercise price of $1.593 per share. During 1995, the Master Note Holders converted $60,000 of the Master Promissory Note and received 37,665 shares of Series A Preferred Stock.

     In connection with the merger of Cimarron and private placement in May of 1995, a shareholder and director of the Company agreed to exchange his Master
Note in the total amount of $229,428, including accrued interest and 18,833 shares of preferred stock into 199,560 shares of common stock and a warrant to purchase an additional 199,560 shares at $1.30 per share. The warrant expired on May 22, 1996.

     A shareholder of the Company exchanged his Master Note payable to the Company in the total amount of approximately $228,618 including accrued interest and 18,832 shares of preferred stock for 99,468 shares of common stock and a warrant to purchase an additional 99,468 shares of common stock at $2.60 per share. The warrant expires on May 22, 1997.

     During 1995, the Company renegotiated certain accounts and notes payable to vendors by issuing a combination of reduced notes payable and cash. The Company reduced $190,797 of accounts payable and $189,707 of notes payable by issuing notes payable of $60,280, cash of $57,258 and 30,809 shares of common stock, valued at $1.30 per share. Warrants to purchase 83,944 shares of the Company's common stock at $0.40 per share were issued to the Company's financial advisor in conjunction with their services in completing the refinancing. The Company recognized consideration of $98,854 related to these warrants which is reflected as a reduction to the extraordinary gain from debt restructuring.

     In April 1995, the Company received proceeds of $50,000 from a convertible promissory note. The note was payable on demand, accrued interest at 15% and was subsequently converted into 64,401 shares of the Company's common stock in May 1995. As additional consideration for the making of the loan, the Company issued a warrant to purchase 62,500 shares of the Company's common stock at $1.30 per share.

Note 6.  SUPPLEMENTAL CASH FLOW INFORMATION

The Company had the following significant non-cash transactions:

     During 1996, the Company completed a non-cash transaction with Environmental Research Institute, Inc. ("ESRI"), in which the Company received computer equipment and software licenses from ESRI in exchange for an obligation. The remaining obligation, amounting to $150,000, as of December 31, 1996, has been recorded in the notes payable-current portion caption on the balance sheet. The Company also recorded a non-cash charge of $253,382 related to a warrant to purchase

115,000 common shares of the Company stock issued to ESRI in accordance with the guidance of SFAS 123. This charge was recorded as capitalized software and $52,788 of this charge was amortized in 1996. The Company also issued 167,112 shares of common stock in exchange for cash and cancellation of $143,001 in current liabilities (Note 8).

     During 1995, the Company purchased Cimarron and Navigist, Inc. (Note 2) with a combination of cash, notes and common stock; 30,809 shares of common stock were exchanged to retire approximately $62,000 of accounts and notes payable and other obligations; 299,028 shares of common stock were issued to related party debtholders and preferred shareholders to retire $458,046 of debt obligations and 37,665 outstanding preferred shares (Note 8); 230,769 shares of common stock were issued in conjunction with the exercise of the conversion feature of a $300,000 convertible note payable issued in conjunction with the Cimarron acquisition (Note 8).

     During 1994, the Company converted $318,992 of accounts payable to notes payable (Note 5); the Company purchased a $20,853 telephone system under a five year capital lease.

Note 7.  RELATED PARTY TRANSACTIONS

     On March 29, 1996, the company executed a promissory note to the Chief Financial Officer of the Company in the amount of $100,000 collateralized by all the receivables of the Company. The note is due in March 1997 bearing interest at prime plus 2.75%. The note can be converted into common stock of the Company at $3.00 per share at the option of the note holder at any time prior to maturity.

     In a separate transaction, a vice-president of the Company advanced $50,000 to the Company as a short term non-interest bearing loan. On September 13, 1996, this loan was exchanged for 44,444 shares of common stock valued at $1.12 per share.

     In exchange for his services as chairman of the Board of Directors, in May 1995, the Company issued 48,077 shares of common stock valued at $1.30 per share. Further, the Company issued to the Chairman a warrant to purchase 125,000 shares of common stock at $.40 per share. The warrant expires in May 1998. The Company recognized $175,000 in compensation expense during 1995 related to these transactions.

     In May 1995, the Company issued warrants to purchase 120,043 shares of common stock to Copeland Consulting Group, Inc., in connection with services provided as interim CEO and advisor from September 1994 to May 1995. Gene Copeland, a director of the Company, is the principal of Copeland Consulting Group and also is an associate of Opus Capital, the Company's financial advisor. As the warrants were priced at $0.40 per share, which was below the market price of the common stock of $1.30 at the issuance date of the warrants, the Company recognized $108,039 in compensation expense related to this transaction. On August 23, 1995, Copeland Consulting Group received a warrant to purchase 4,000 shares of common stock at $3.25 per share. The Company recorded $4,000 in compensation as the market price of the stock at the date of the transaction of $4.25. On October 10, 1995, the Company issued a warrant to purchase 23,486 shares of common stock at $.40 per share. As the market price of the common stock of the Company was $3.68 at this date, total consideration of $77,034 was recorded related to this transaction.

     During 1995, the Company granted a former officer a non-qualified stock option for the purchase of 31,330 shares of common stock at an exercise price of $0.78 per share as part of the officer's severance package. As the fair market value of the underlying common stock was in excess of the exercise price, the Company recognized $16,536 in compensation expense in 1995 related to this transaction based on the difference between the fair market price of the stock at the date of issuance which was $1.30 and the exercise price of the option issued.

     During 1995, the former CEO of the Company agreed to convert the amount due to him for accrued salaries and other expenses of approximately $33,474 into 14,071 shares of the Company's common stock valued at $2.38 per share.

     During 1994, the Company entered into a settlement agreement in connection with an employment agreement with one of its former officers which provided for a base salary of $90,000 per annum through August 1, 1995. The Company agreed to pay the former officer his base salary through December 21, 1994 in exchange for the former officer dropping a lawsuit that the former officer filed against the Company claiming termination without cause. The settlement was further amended in November 1994 whereby the Company agreed to pay the remaining amount due at that time to the former officer at a rate of $2,000 per month through April 1995 with the remaining amount of $3,963 paid in May 1995.

Note 8.  STOCKHOLDER'S EQUITY

a. COMMON STOCK

     In the first quarter of 1995, the Company's shareholders approved a reduction in the authorized amount of its $.001 par value common stock to 15,000,000 shares, effective April 7, 1995.

b. PREFERRED STOCK

     Shares of preferred stock may be issued from time to time in one or more series, with the rights and powers of each series set by the Board of Directors. Of the 1,962,335 authorized shares, 213,483 have been designated as Series A Convertible Preferred Stock.

     The Series A Convertible Preferred Stock is convertible to common at the rate of four shares of common for one share of preferred. The Series A Convertible Preferred Stock has a liquidation value of $1.593 per share and the holders have voting rights on an as-converted basis. No preferred stock was outstanding as of December 31, 1996 or 1995.

c. SIGNIFICANT EQUITY TRANSACTIONS

     On December 6, 1996, the Company completed a private placement of 1,995,273 Units at $1.40 per Unit, each Unit consisting of one share of Common Stock, par value $.001 per share (the "Shares"), and one share purchase warrant (the "Warrants"). Two warrants entitle the holder to acquire one additional share of Common Stock at $1.40 per share (the "Warrants") during the eighteen (18) month term of the Warrant.

     Total gross proceeds from the sale of Units were $2,793,380. Total cash commissions paid or to be paid in conjunction with the placement amounted to $50,368. In addition, 50,000 shares of common stock was issued to Haywood Securities for corporate financial services rendered in conjunction with the private placement. The Company will also issue 305,000 warrants to purchase common stock at $1.40 per share and expense reimbursements amounting to $15,000 will be paid to two parties which facilitated the sale of the Units in conjunction with the placement.

     As a condition of the placement, the Company has agreed to file a registration statement with the Securities and Exchange Commission on behalf of U.S. Placees no later than 120 days after completion of the placement and to use its best efforts to have such registration statement made effective. In the event that the Company can not successfully file a registration statement within the prescribed time period, a U.S. Placee may demand, at its sole discretion, and without further compensation to the Company, that the Company issue additional Units to Placee equal to ten (10) percent of the number of Units issued to them in this placement.

     On September 13, 1996, the Company completed a private placement of common shares to three officers of the Company in which the Company issued 167,112 shares of common stock valued at $1.12 and granted warrants to purchase 83,556 shares at $1.50 per share, exercisable until September 13, 1998. In consideration for these shares, the three officers provided $45,000 in cash and reduced obligations owed to them including a $50,000 short term advance and $93,001 in deferred salaries and other expenses.

     In conjunction with the Company's initial public offering, the Company's common shareholders agreed to escrow a portion of their holdings amounting to 92,000 shares. The escrowed shares would be released to the stockholders in the event certain conditions were met by February 7, 1996. None of the stated conditions were met at that date and as a result, all escrowed shares were forfeited and returned to authorized, but unissued common shares.

     In November 1995, the former shareholder of Cimarron sold the convertible note payable issued in connection with the acquisition of Cimarron (Note 2) to the President of the Company for the face value of the note of $300,000. In December 1995, the President exercised the conversion option under this note converting the entire face value of the note into 230,769 shares of common stock.

     Concurrent with the acquisition of Cimarron in May 1995, the Company completed a private placement of 1,039,846 shares of its common stock at $1.30 per share which raised net proceeds of $1,250,957. The Company incurred total placement fees and other expenses of approximately $100,843. In addition, warrants to purchase 100,000 shares of the Company's common stock at $1.30 per share were issued to a placement agent and warrants to purchase 129,983 shares of the Company's common stock at $0.40 per share were issued to the Company's financial advisor. As the fair value of the Company's common stock exceeded the exercise price on the date of grant, the Company recorded additional consideration of $116,984 related to this transaction. Both warrants are currently exercisable and expire on May 22, 1998. Under the terms of the placement, the Company has agreed to use reasonable efforts to register the shares under the Securities Act of 1933.

     In August 1995, the Company issued 67,731 shares of common stock at $0.59 per share to an existing shareholder. At the sale date, the price of the Company's common stock quoted on the NASDAQ bulletin board system was $3.25 per share. The proceeds from the issuance of these shares were used to expedite the settlement of short term debt of the Company.

d. STOCK AND WARRANT COMPENSATION

     The Company applies APB Opinion No. 25 and related interpretations in accounting for options and warrants issued to employees. Accordingly, no compensation cost has been recognized for issuances of options and warrants to employees at exercise prices not less than the market value of the Company's common stock on the grant dates. Had compensation cost for the Company's plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                1996           1995
-----------------------------------------------------------------------
Net Loss            As Reported             $(3,092,141)   $(1,647,698)
-----------------------------------------------------------------------
                    Pro Forma                (3,474,094)    (2,975,386)
-----------------------------------------------------------------------
Primary Earnings    As Reported             $     (0.86)   $     (0.92)
-----------------------------------------------------------------------
Per Share
-----------------------------------------------------------------------
                    Pro Forma               $     (0.97)   $     (1.66)
-----------------------------------------------------------------------

The fair value of each grant was determined using the Black-Scholes option pricing model with the following assumptions used for grants for 1995 and 1996: risk free interest rate of 6.50%; no expected dividend yield; expected lives of 5 years or the contractual term of the option or warrant, whichever is less and assumed volatility of approximately 133% and 393% in 1996 and 1995, respectively. The weighted average contractual term of the options was 10 years compared to a weighted average expected term of 5 years.

During 1996, the Company capitalized $253,382 into software development costs related to the issuance of warrants to ESRI in accordance with SFAS 123 which is being amortized over the term of the warrant which is four years. The Company recorded $52,788 of amortization expense related to this charge for the year ended December 31, 1996.

e. STOCK OPTION PLAN

     The Company has a Stock Option Plan (the "Plan") to provide officers and other key employees options to purchase shares of the Company's common stock.
On March 24, 1995, the Board of Directors approved an increase in the amount of shares issuable under the plan from 62,908 to 1,000,000. Under the terms of the Plan, the Board of Directors may grant officers and key employees either "non-qualified" or "incentive stock options" as defined by the Internal Revenue Service code and regulations. Under the terms of the Plan, the purchase price of the shares subject to an option will be the fair market value of the Company's common stock on the date the option is granted. If the grantee owns more than 10% of the total combined voting power or value of all classes of stock on the date of grant, the purchase price shall be at least 110% of the fair market value at the date of grant and the exercise term shall be up to five years from the date of grant. All other options granted under the Plan are exercisable up to 10 years from the date of the grant. Options issued under the Plan generally vest over a three year period.

A summary of the status of the Company's stock option plan as of December 31, 1994, 1995, and 1996 and changes during the years ended on those dates is presented below:

                                                    1996                         1995                          1994
                                        -------------------------     -------------------------     -------------------------
                                                         WEIGHTED                     WEIGHTED-                     WEIGHTED-
                                                         -AVERAGE                      AVERAGE                       AVERAGE
FIXED                                                    EXERCISE                     EXERCISE                      EXERCISE
OPTIONS                                     SHARES        PRICE           SHARES        PRICE           SHARES        PRICE
-------                                     ------        -----           ------        -----
Outstanding at beginning
of year                                    503,501          $3.06          6,335          $0.40         39,635        $  1.76
Granted                                    474,842           2.25        607,830           2.86          2,120           0.65
Exercised                                  (15,708)          1.30        (36,847)          0.72           (311)         37.50
Forfeited                                 (241,890)          3.55        (73,817)          2.35        (35,109)          1.62
                                        ----------                    ----------                    ----------
OUTSTANDING AT END OF YEAR                 720,745           2.40        503,501           3.06          6,335           0.40
                                        ----------                    ----------                    ----------
                                        ----------                    ----------                    ----------
Options exercisable at year-end            235,258         55,819          2,935
Weighted-average fair value                  $2.23          $2.31          $0.58
of options granted during the
year

     In September 1994, the Board of Directors of the Company repriced the options held by employees. A total of 5,691 employee options ranging in exercise prices from $1.50 to $4.82 were repriced at $.40 per share which approximated the estimated fair market value of the Company's common stock on the date of repricing.

The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                     OPTIONS OUTSTANDING                                           OPTIONS EXERCISABLE
---------------------------------------------------------------------------    --------------------------
                                                 WEIGHTED         WEIGHTED-                      WEIGHTED
RANGE OF                   NUMBER                AVERAGE           AVERAGE        NUMBER         -AVERAGE
EXERCISE                OUTSTANDING             REMAINING         EXERCISE     EXERCISABLE       EXERCISE
PRICES                  AT 12/31/96         CONTRACTUAL LIFE       PRICE       AT 12/31/96        PRICE
------                  -----------         ----------------      ---------    -----------       --------
$1.00 to 1.375            189,000                  9.0 years         $1.33        71,875           $1.31
 1.50 to 2.25             233,547                  9.8                1.90        31,684            1.86
 2.56 to 2.81              60,034                  9.1                2.60        33,242            2.58
 3.62 to 4.43             238,164                  8.9                3.70        98,457            3.70
                          -------                                                -------
 1.00 to 4.43             720,745                  9.2                2.40       235,258            2.56
                          -------                                                -------
                          -------                                                -------

     During 1995, a total of 607,830 options were issued by the Company. The table below summarizes the purpose and consideration recorded related to the issuance of options and warrants:

                                              NUMBER OF
                                             UNDERLYING       EXERCISE         MARKET  CONSIDERATION
  PURPOSE                     RECIPIENT(S)     SHARES           PRICE           PRICE     RECORDED
  -------                     ------------     ------           -----           -----     --------

OPTIONS:
----------------------------------------------------------------------------------------------------
  Acquisition of Cimarron     Employees and
                              former owner of
                              Cimarron          121,500          $1.30          $1.30             --
----------------------------------------------------------------------------------------------------
  Acquisition of Navigist     Employees and
                              former owners
                              of Navigist       180,000          $4.25          $4.25             --
----------------------------------------------------------------------------------------------------
  Employment of CEO           President         150,000          $3.68          $3.68             --
----------------------------------------------------------------------------------------------------
  Incentive Compensation/     Employees of
----------------------------------------------------------------------------------------------------
  Severance Package           InfoNow(1)        125,000     $1.30-3.25     $1.30-3.25        $23,259(1)
----------------------------------------------------------------------------------------------------
  Portion of severance        Former officer
  package                     of InfoNow         31,330           $.78          $1.30         16,536(2)
----------------------------------------------------------------------------------------------------
                                                607,830
                                                -------
                                                -------

(1) Although all options were granted at the fair market value at the date of grant, the vesting of a portion of the options issued to a former officer of the Company were accelerated as part of his severance package and recorded as compensation expense.
(2)  Recorded as compensation expense.

f. STOCK WARRANTS

A summary of the status of the Company's Warrants as of December 31, 1994, 1995, and 1996 and changes during the years ended on those dates is presented below:

                                         1996                          1995                          1994
                              -------------------------     -------------------------     -------------------------
                                              WEIGHTED-                      WEIGHTED                     WEIGHTED-
                                               AVERAGE                       -AVERAGE                      AVERAGE
                                               EXERCISE                      EXERCISE                      EXERCISE
WARRANTS                          SHARES        PRICE           SHARES        PRICE           SHARES        PRICE
--------                          ------        -----           ------        -----           ------        -----
Outstanding at
beginning of year              1,865,318         $26.88        481,752        $100.76        487,888        $100.70
Granted                        1,586,194           1.65      1,403,216           1.17          3,000           0.40
Exercised                       (469,554)          1.30             --             --             --             --
Forfeited                       (315,199)          6.01        (19,650)          2.12         (9,136)         97.62
                              ----------                    ----------                    ----------
OUTSTANDING AT
END OF YEAR                    2,666,759          19.01      1,865,318          26.88        481,752         100.76
                              ----------                    ----------                    ----------
                              ----------                    ----------                    ----------
Warrants exercisable
 at year-end                   2,648,523                     1,802,776                       479,752
Weighted-average fair
value of warrants
granted during the year            $0.88                         $1.61                         $1.95

In September 1994, the Board of Directors of the Company repriced 6,000 director warrants ranging in exercise price from $18.75 to $187.50 was repriced at $0.40 per share which approximated the estimated fair market value of the Company's common stock on the date of repricing.

The following table summarizes information about Warrants outstanding at December 31, 1996:

                      WARRANTS OUTSTANDING                                   WARRANTS EXERCISABLE
----------------------------------------------------------------------    --------------------------
                                            WEIGHTED         WEIGHTED-                      WEIGHTED
RANGE OF                   NUMBER           AVERAGE           AVERAGE        NUMBER         -AVERAGE
EXERCISE                OUTSTANDING        REMAINING         EXERCISE     EXERCISABLE       EXERCISE
PRICES                  AT 12/31/96    CONTRACTUAL LIFE        PRICE      AT 12/31/96         PRICE
------                  -----------    ----------------        -----      -----------         -----
$  0.40 to 0.80            262,020           1.4 years          $0.43        261,020          $0.43
   1.30 to 1.50          1,511,694           1.6                 1.40      1,499,652          $1.40
   2.25 to 3.25            344,434           1.4                 2.70        344,434           2.71
   3.68 to 4.25             95,861           3.8                 4.20         90,667           4.23
  56.90 to 121.13          452,750           0.3               105.71        452,750         105.71
                         ---------                                         ---------
   0.40 to 121.13        2,666,759           1.4                19.01      2,648,523          19.12
                         ---------                                         ---------
                         ---------                                         ---------

     The Company completed an initial public offering (the "Offering") for
52,900 Units (the "Units") in March 1992.   Each Unit consists of two shares of
common stock, two redeemable Class A Warrants, and one redeemable Class B Warrant. The Class A and Class B Warrants are transferable separately. These warrants expired on February 6, 1997. The Company sold an option to purchase up to 4,600 units, at 140% of the initial public offering price, to the Underwriter for $115. These units are identical to the Units sold to the public, except that the Class A and Class B Warrants are not redeemable by the Company. Certain of these warrants contain ratcheting provisions within the warrants which act to protect the warrantholder from below market financings by the Company. These warrants expired on February 6, 1997.

     During 1995, a total of 1,403,216 warrants were issued by the company. The table below summarizes the purposes and consideration recorded related to the issuance of these warrants:

                                                             NUMBER OF
                                                            UNDERLYING       EXERCISE         MARKET  CONSIDERATION
  PURPOSE                          RECIPIENT(S)               SHARES          PRICE            PRICE     RECORDED
  -------                          ------------               ------          -----            -----     --------

WARRANTS:
--------------------------------------------------------------------------------------------------------------------
  Private Placement                Opus Capital(5)            129,983            $.40          $1.30      116,984(3)
--------------------------------------------------------------------------------------------------------------------
  Acquisition of Navigist                                      75,966           $3.25          $4.25       75,966(2)
--------------------------------------------------------------------------------------------------------------------
  Financial advisory fees                                     121,490       $.40-2.25     $1.30-2.25       64,337(3)
--------------------------------------------------------------------------------------------------------------------
  Debt Restructuring                                           80,956            $.40     $1.30-3.50       90,339(4)
--------------------------------------------------------------------------------------------------------------------
  Master Note Conversion                                       39,576            $.40          $3.68      112,792(3)
--------------------------------------------------------------------------------------------------------------------
  Cimarron Acquisition                                         97,550            $.40     $1.30-3.68      165,412(2)
--------------------------------------------------------------------------------------------------------------------
  Conversion of Note               Chairman of                199,560           $1.30          $1.30             --
  Director fees                    the Board                  125,000            $.40          $1.30      112,500(1)
                                                               16,650           $2.25          $2.25             --
--------------------------------------------------------------------------------------------------------------------
  Conversion of Note               Gilman
                                   Securities                  99,468           $2.60          $1.30             --
--------------------------------------------------------------------------------------------------------------------
  Professional services            Copeland                   120,043            $.40          $1.30      108,039(1)
--------------------------------------------------------------------------------------------------------------------
  Acquisition of Navigist          Consulting Group(6)          4,000           $3.25          $4.25        4,000(2)
--------------------------------------------------------------------------------------------------------------------
  Debt Restructuring                                            2,988            $.40          $1.30        8,515(4)
--------------------------------------------------------------------------------------------------------------------
  Master Note Conversion                                       13,192            $.40          $3.68       43,269(3)
--------------------------------------------------------------------------------------------------------------------
  Cimarron Acquisition                                         10,294            $.40          $3.68       33,764(2)
--------------------------------------------------------------------------------------------------------------------
  May 1995 private
  Placement                        Canaccord                  100,000           $1.30          $1.30             --
--------------------------------------------------------------------------------------------------------------------
  Joint Venture                                                24,000           $4.25          $4.25             --
--------------------------------------------------------------------------------------------------------------------
  Professional services                                        37,500      $.40 - .80          $1.30       18,000(1)
--------------------------------------------------------------------------------------------------------------------
  Bridge Loan                                                  62,500           $1.30          $1.30             --
--------------------------------------------------------------------------------------------------------------------
  Annual director                  Directors of
  warrant awards                   InfoNow                     42,500   $1.30 - $4.25     $1.30-4.25             --
                                                            ---------
--------------------------------------------------------------------------------------------------------------------
                                                            1,403,216
                                                            ---------
                                                            ---------

(1)  Recorded as compensation expense
(2)  Capitalized as part of acquisition cost
(3)  Recorded as an equity transaction
(4)  Recorded as reduction of gain on debt extinguishment
(5)  Warrants equally held by the Managing General directors of Opus Capital
(6) Gene Copeland, a director of the Company, is the President and an owner of Copeland Consulting Group


NOTE 9.  BUSINESS SEGMENT INFORMATION

     The Company operates in two major lines of business, internet products and business presentation services. The internet products segment includes network design and internet service operations provided by the Company's Navigist subsidiary. This subsidiary was sold on December 13, 1996. No information is shown for 1994 since all revenues, operating results and assets were related to the Company's previous business which involved the distribution of software via encrypted CD-ROM. Results from the acquisitions of Cimarron and Navigist are included in their applicable segments from their acquisitions on May 22, 1995, and August 23, 1995, respectively. The results for 1996 include the operations of Navigist from January 1, 1996, to December 13, 1996. Information concerning operations in these businesses at December 31, 1996 and 1995 and for the years then ended are presented below:

                                                                1996                1995
                                                                ----                ----
  Net Sales (1):
  CD-ROM software                                         $         --        $    104,671
  Internet products and consulting                           1,124,351             654,594
  Business presentations                                     1,082,177             667,898
                                                          ------------        ------------
    Consolidated net sales                                $  2,206,528        $  1,427,163
                                                          ------------        ------------
                                                          ------------        ------------

  Income (loss) from operations:
  CD-ROM software                                         $         --        $    (66,864)
  Internet products and consulting(2)                       (2,565,292)            (30,714)
  Business presentations                                      (113,482)            (93,194)
                                                          ------------        ------------
                                                            (2,678,774)           (190,772)
  Corporate and other                                         (413,367)         (1,456,926)
                                                          ------------        ------------
    Consolidated income (loss)                            $ (3,092,141)       $ (1,647,698)
                                                          ------------        ------------
                                                          ------------        ------------

  Identifiable Assets(3):
  Internet products and consulting                        $    954,913        $  2,649,127
  Business presentations                                     1,134,589           1,284,604
                                                          ------------        ------------
                                                             2,089,502           3,933,731
  Corporate and other                                        2,200,635             282,163
                                                          ------------        ------------
    Consolidated assets                                   $  4,290,137        $  4,215,894
                                                          ------------        ------------
                                                          ------------        ------------

(1)  Intersegment sales are not material
(2) 1996 Includes charge for impairment of asset of $1,539,806 and losses of $290,196 from Navigist operations which were sold on December 13, 1996
(3)  Goodwill is allocated to the applicable operating segments


NOTE 10.  COMMITMENTS AND CONTINGENCIES


a. OPERATING LEASE COMMITMENTS

     The Company has noncancelable leases for its facilities and certain office equipment. At December 31, 1996, the Company was obligated under non-cancelable operating leases for its office facilities and equipment as follows:

     Year ending
     December 31,
     -------------
     1997. . . . . . . . . . . . . . . . . . . . . . . . . . $  106,070
     1998. . . . . . . . . . . . . . . . . . . . . . . . . .     83,140
     1999. . . . . . . . . . . . . . . . . . . . . . . . . .     39,178

     Rent expense related to operating leases was $200,576, $110,088, and $106,779 for the years ended December 31, 1996, 1995, and 1994 respectively.

b. CONTINGENT ISSUANCE OF STOCK OPTIONS

     In connection with the employment agreement with Mr. Michael Johnson, the Company has agreed to grant additional options to purchase up to 161,895 shares of common stock. In accordance with the agreement, options to purchase 53,965 shares of common stock will be awarded in the event share price of the Company's common stock reaches $6.45, $11.05 and $22.11, respectively. All awarded options will be issued at the fair market value on the date the option is earned and vest over a twelve month period.

In addition, until October 9, 1997, options may be issued to Mr. Johnson equal to five percent of all derivative securities exercised that were outstanding as of October 10, 1995. Options may be issued to purchase up to a maximum of 122,458 shares. All awarded options will be issued at the fair market value on the date the option is earned and will vest over a 36 month period.

     In connection with the employment agreement with W. Brad Browning, the Company has agreed to grant additional options to purchase 15,000 and 10,000 shares of common stock in the first fiscal quarter in which the cumulative gross sales of the Internet Products Group is equal or greater than $1,000,000 and $1,600,000, respectively. All of the awarded options will be issued at the fair market value on the date the option is earned and will vest over a 12 month period.


NOTE 11.  RISKS AND UNCERTAINTIES

a. CREDIT CONCENTRATION AND DEPENDENCE UPON CERTAIN CUSTOMERS

     Due to the project oriented nature of the Company's business, the Company may perform projects which account for a concentration of revenues and related accounts receivable in a given period. These concentrations may be recurring depending upon the projects performed by the Company during the fiscal year. Although the Company's business is not tied to one particular industry, its client base is concentrated in the Denver metro and San Francisco Bay area and is somewhat affected by overall economic trends in those areas. The following table lists those customers that individually accounted for greater than 10% of total revenues for the last three fiscal periods:

                                   1996      1995      1994
                                   ----      ----      ----
       Number of Customers           1         1         2
       Percent of total Sales       16%       16%       39%


b. CONTINUING OPERATING LOSSES

     The Company has experienced recurring losses from operations since inception and incurred a net loss of $3,092,141 for the year ended December 31, 1996. Further, the Company required cash to fund operations of $364,858, $885,699, and $1,913,809 for the years ended December 31, 1996, 1995, and 1994, respectively. The Company expects to continue to incur operating losses throughout most of 1997 due to the continued development, sales and administrative costs related to the development of its FindNow-sm- system and related Internet products business. Although the company believes that it has sufficient cash to operate its business during the next twelve months, the Company's continuing losses raise substantial doubt about the Company's ability to continue as a going concern because it has not yet demonstrated the ability to generate positive cash flows from operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets or the amount and classification of liability carrying amounts that might result should the Company be unable to continue as a going concern.

c. LIMITED MARKET FOR COMMON SHARES

     In August 1994, the Company's securities were delisted from the NASDAQ SmallCap Market because the Company's securities did not meet the minimum assets and equity maintenance listing requirements of $2,000,000 and $1,000,000, respectively. In order for the Company's securities to be relisted, it must meet the current initial listing requirements. The Company is currently in the process of applying for a listing on the Vancouver stock exchange. However, there can be no assurance that the Company will be granted a listing or that a listing would improve liquidity of the Company's common shares.

                                  EXHIBIT INDEX

Exhibit
Number                Description of Exhibit
-------               ----------------------

3.1      Certificate of Incorporation of the Company, as Amended.
3.3      Bylaws of the Company, as Amended.(A)
4.1      Form of Common Stock Certificate for the Registrant's Common Stock,
            $.001 par value per share.(A)
4.4      Form of Class C Warrant.(B)
10.3     Conversion Agreement by and between the Registrant and Gilman
            Securities Corporation dated as of August 19, 1993.(C)
10.14    InfoNow Corporation 1990 Stock Option Plan, as amended.
10.25    Agreement and Plan of Merger by and among InfoNow Corporation,
            Infonewco, Inc., Cimarron International, Inc. and Cimarron Shareholders dated May 22, 1995.(D)
10.26    Agreement and Plan of Merger by and among InfoNow Corporation,
            Infomergerco, Inc., Navigist, Inc. and Navigist Shareholders dated August 23, 1995. (D)
10.27    Opus Agreements to Provide Financial Advisory Services dated May 23,
            1995, July 17, 1995, August 2, 1995 and October 10, 1995.(D)
10.28    Employment Agreement between the Company and Michael W. Johnson dated
            October 10, 1995.(D)
10.29    Employment Agreement between the Company and W. Brad Browning dated
            January 9, 1996.(D)
10.30    Employment Agreement between the Company and Kevin Andrew dated
            March 1, 1996.(D)
10.32    Agreement between the Company and Environmental Systems Research
            Institute, Inc. ("ESRI") dated March 6, 1996.(D)
10.33    Stock Purchase and Sale Agreement by and among VDC Paradigms, Inc.,
            Craig Michaelis, David Werztberger and InfoNow Corporation dated December 13, 1996.
10.34    Employment Agreement between the Company and Donald E. Cohen dated
            May 22, 1995, as amended.
16.1     Letter from Arthur Andersen LLP dated January 27, 1997.(E)
21.1     Subsidiaries of the Company.
23.1     Consent of Arthur Andersen LLP
23.2     Consent of Hein + Associates LLP
27.1     Financial Data Schedule
_______________________
(A) Incorporated by reference from Registration Statement No. 33-43035 on Form S-1 dated February 14, 1992.
(B) Incorporated by reference from Post-Effective Amendment No. 2 to Registration Statement No. 33-43035 on Form S-1 dated July 13, 1993.
(C) Incorporated by reference from Post-Effective Amendment No. 3 to Registration Statement No. 33-43035 on Form S-1 dated September 30, 1996.
(D) Incorporated by reference from the Company's Annual Report on Form 10-K for year ended December 31, 1995.
(E) Incorporated by reference from the Company's Current Report on Form 8-K dated January 27, 1997.