Form 10QSB
period 1997-03-31
INFONOW CORP /DE
filed 1997-05-14
CIK 879684

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934

For the transition period from              to

                      Commission File Number: 0-19813

                               INFONOW CORPORATION
            (Exact name of registrant as specified in its charter)


              DELAWARE                              04-3083360
              --------                              ----------
     (State of incorporation)         (I.R.S. Employer Identification No.)

          1875 LAWRENCE STREET, SUITE 1100, DENVER, COLORADO, 80202
          ---------------------------------------------------------
          (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:  303-293-0212

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  [X] Yes   [ ] No

As of May 5, 1997, the Company had 5,364,421 shares of common stock outstanding.

Transitional Small Business Disclosure Format:  [ ] Yes   [X] No

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                             INFONOW CORPORATION

                                    INDEX

PART I.  FINANCIAL INFORMATION                                       PAGE NO.
         ---------------------                                       --------
Item 1.  Financial Statements

         Balance Sheets - March 31, 1997
          and December 31, 1996 . . . . . . . . . . . . . . . . . . . . . .  3

         Unaudited Statements of Operations - For the Three Months
          Ended March 31, 1997 and March 31, 1996 . . . . . . . . . . . . .  4

         Statement of Stockholders Equity (Deficit) - For the Three Months
          Ended March 31, 1997. . . . . . . . . . . . . . . . . . . . . . .  5

         Statements of Cash Flows - For the Three Months
          Ended March 31, 1997 and March 31, 1996 . . . . . . . . . . . . .  6

         Notes to Condensed Financial Statements. . . . . . . . . . . . . .  7


Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . . . . . .  8


PART II. OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . 11
         --------------------
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                          INFONOW CORPORATION AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                              (US Dollars in Thousands)


Assets                                                     March 31, 1997      December 31, 1996
                                                           --------------      -----------------
CURRENT ASSETS:
Cash and cash equivalents                                     $   1,281             $   2,050
Accounts receivable, net                                            193                   161
Other current assets                                                119                    99
                                                              ---------             ---------
     Total current assets                                         1,593                 2,310
Property and Equipment, net                                         789                   693
Goodwill, net of accumulated amortization
   of $125 and $108 at March 31, 1997
   and December 31, 1996, respectively.                             896                   913
Software development costs, net of accumulated
   amortization of $192 and $141 at March 31, 1997
   and December 31, 1996 respectively                               311                   363
Other assets and deferred charges                                     9                    11
                                                              ---------             ---------
     Total assets                                             $   3,598             $   4,290
                                                              ---------             ---------
                                                              ---------             ---------

CURRENT LIABILITIES:
Accounts payable and accrued expenses                         $     414             $     412
Notes payable-current portion                                       190                   206
Related party payables                                              100                   100
Deferred compensation                                                54                    75
Unearned revenue                                                    108                   229
Capital lease obligation-current                                      4                     4
                                                              ---------             ---------
     Total current liabilities                                      870                 1,026

CAPITAL LEASE OBLIGATION                                             72                    10
NOTES PAYABLE                                                         9                    82

STOCKHOLDER'S EQUITY
Common stock, $.001 par value; 15,000,000 shares
   authorized, 5,362,310 and 5,515,164 shares issued
   and outstanding at March 31, 1997 and
   December 31, 1996 respectively                                     5                     6

Additional paid-in capital                                       21,932                22,316
Accumulated deficit                                             (19,290)              (19,150)
                                                              ---------             ---------
     Total stockholder's equity                                   2,647                 3,172
                                                              ---------             ---------
Total liabilities and stockholder's equity                    $   3,598             $   4,290
                                                              ---------             ---------
                                                              ---------             ---------

      The accompanying notes are an integral part of these financial statements

                          INFONOW CORPORATION AND SUBSIDARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                       (In thousands, except per share amounts)

                                   For the Three Months Ended March 31,
                                   ------------------------------------

                                           1997             1996
                                        ---------         ---------
SALES                                   $     443         $     744

OPERATING EXPENSES:

Cost of sales                                 514               184
Selling, general and administrative           440               742
Impairment of long lived assets              (365)                -
                                        ---------         ---------

     Total operating expenses                 589               926
                                        ---------         ---------
Net loss from operations                     (146)             (182)

OTHER INCOME (EXPENSE):

Interest income (expense), Net                  6                (4)
                                        ---------         ---------

NET LOSS                                $    (140)        $    (186)
                                        ---------         ---------
                                        ---------         ---------

Net loss per common share               $    (.03)        $    (.06)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                          5,510             3,139
                                        ---------         ---------
                                        ---------         ---------



    The accompanying notes are an integral part of these financial statements

                          INFONOW CORPORATION AND SUBSIDARY
               STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                      For the three months ended March 31, 1997
                              (US Dollars in Thousands)

                                                                   Additional
                                                  Common Stock       Paid-in   Accumulated
                                                Shares    Amount     Capital     Deficit
                                               ---------  ------   ----------  -----------
BALANCES, December 31, 1996                    5,515,164    $ 6      $22,316    $(19,150)
Issuance of common stock in conjunction
  with the exercise of employee stock options        708      -            1           -
Retirement of common stock                      (153,562)    (1)        (364)          -
Offering costs and expenses for
  December 6, 1996 private placement                   -      -          (21)          -
Net loss                                               -      -            -        (140)
                                               ---------    ---      -------    --------
BALANCES, March 31, 1997                       5,362,310    $ 5      $21,932    $(19,290)
                                               ---------    ---      -------    --------
                                               ---------    ---      -------    --------

      The accompanying notes are an integral part of these financial statements

                          INFONOW CORPORATION AND SUBSIDARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (US Dollars in Thousands)

                                                           FOR THE THREE MONTHS ENDED MARCH 31,
                                                           ------------------------------------
                                                                 1997           1996
                                                                 ----           ----
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss                                                     $   (140)      $   (186)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation and amortization                                  121            107
   Long-lived asset impairment                                   (365)             -
Changes in operating assets and liabilities:
   Increase in accounts receivable                                (32)           (41)
   (Increase) decrease other assets and deferred charges            3            (26)
   Increase (decrease) in other current assets                    (21)            26
   Decrease in payables and accrued liabilities                   (20)           (97)
   Increase in payables to officers, directors
     and related parties                                            -            150
   Decrease in unearned revenue                                  (120)           (47)
                                                             --------       --------
Net cash flows used in operating activities                      (574)          (114)

CASH FLOWS FROM(USED IN)INVESTING ACTIVITIES:
Purchase of property and equipment                                (49)           (17)
Purchase of data                                                 (100)             -
                                                             --------       --------
Net cash flow used in investing activities                       (149)           (17)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                        (21)             -
Proceeds from the exercise of options and warrants                  1             20
Payment of capital lease obligations                               (1)            (1)
Proceeds from notes payable                                         -            150
Principal payment on debt obligations                             (25)           (65)
                                                             --------       --------
Net cash flows from financing activities                          (46)           104

Net increase (decrease) in cash and cash equivalents             (769)           (27)

CASH AND CASH EQUIVALENTS, beginning of period                  2,050            232
                                                             --------       --------

CASH AND CASH EQUIVALENTS, end of period                     $  1,281       $    205
                                                             --------       --------
                                                             --------       --------
Supplemental Information:
Cash paid during period for interest                         $      8       $      5

  The accompanying notes are an integral part of these financial statements

                               INFONOW CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements as of December 31, 1996, have been derived from audited financial statements which contained an explanatory paragraph in the auditors report describing uncertainties concerning the Company's ability to continue as a going concern. The financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Form 10-K for the fiscal year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results that will be achieved for the entire fiscal year ending December 31, 1997.

NOTE 2. SUPPLEMENTAL CASH FLOW DISCLOSURES

During the three months ended March 31, 1997, there were no non-cash transactions.

During the three months ended March 31, 1996, the Company completed a non-cash transaction with Environmental Research Institute, Inc. ("ESRI"), in which the Company received computer equipment and software licenses from ESRI in exchange for a short term note in the amount of $350,000 and an option to purchase 115,000 of the Company's common shares.

NOTE 3. RELATED PARTY TRANSACTION

On March 29, 1997, the Company and Kevin Andrew, an officer of the Company, agreed to extend the maturity of the convertible note held by Mr. Andrew. The maturity of the note was extended to June 30, 1997. All other terms and conditions of the note remain unchanged including the right to convert the principal balance of the note into common shares of the Company at $3.00 per share.

NOTE 4. EQUITY TRANSACTIONS

The Company retired 153,562 of its common shares in exchange for its agreement to modify the terms and conditions of the termination agreement with Michael Yates, a former officer of the Company's Navigist subsidiary. The shares were valued at $2.375 based on the market value of the shares on March 18, 1997, the date of the agreement. The Company recorded a reduction on the impairment of long-lived assets of $365,000 related to this transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL INFORMATION AND OVERVIEW OF THE FIRST QUARTER

    The Company develops and markets products and services that are designed to deliver teleservices via the Internet. InfoNow introduced its first teleservices product called FindNow-SM- in July 1996. FindNow-SM-, is a mapping and locator referral system which can be accessed through the Internet. A user enters the street address of his or her current location on a FindNow-SM- client's Web site and the FindNow-SM- servers operated by InfoNow produce a map showing the user's location and the nearest Client sales and service locations as well as other customized information. The FindNow-SM- technology is currently being used by several major corporations including Visa International, Compaq Computers, NationsBank, Apple Computers, American Airlines and United Healthcare. These applications can be viewed by anyone with access to the Internet by "browsing" the Web sites of any of InfoNow's Clients noted above or by viewing the "Customers" section of InfoNow's home page at www.infonow.com.

    During the first quarter of 1997, the Company's Internet Products Group added five FindNow-SM- customers to backlog and expanded geographic coverage of its FindNow-SM- service through an exclusive agreement for the use of Canadian data with Compusearch Micromarketing Data & Systems. The Internet Products Group also continued to expand the Company's technical and sales capabilities through the addition of personnel in the first quarter of 1997. The Company hired additional personnel to establish the infrastructure necessary to enable the Company to deliver its FindNow-SM- service to a significant number of additional customers, and such hires have resulted in a signifcant increase in operating expenses.

    The Company also provides business presentation and Web site development services through its subsidiary, Cimarron International, Inc. ("Cimarron"). In the three months ended March 31, 1997, Cimarron revenues showed a decline in slide presentations business which is expected to continue as more clients shift to electronic presentation format. However, Cimarron's recent sales in interactive media have been improving and are expected to largely offset declines in slide presentations.

RESULTS OF OPERATIONS

    The results for the three months ended March 31, 1996, reflect the operations of the Company's Internet Products Group and its subsidiaries Cimarron and Navigist. The Company sold its Navigist operations on December 13, 1996. The statement of operations for the three months ended March 31, 1997, do not include the operations of Navigist and are not comparable to the consolidated operating results for the three months ended March 31, 1996. The following proforma table shows the effect of excluding the results of Navigist operations for the three months ended March 31, 1996, and will be used in the following comparison discussion:

(dollars in thousands)
                                   THREE MONTHS ENDED MARCH 31,
                                   ----------------------------
                                                 (proforma)
                                      1997          1996
                                     -----         -----
    Revenues                         $ 443         $ 383
    Cost of Sales                      514            96
    Administrative & Selling           440           405
    Impairment of Asset               (365)            -
    Other                                6            (3)
                                     -----         -----
    Net Loss                         $(140)        $(121)
                                     -----         -----
                                     -----         -----

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO PROFORMA RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1996

    Total sales increased by 16% for the three months ended March 31, 1997, when compared the proforma revenues in the prior year. This was due to an increase of $130,000, or 135% in revenues from the Company's Internet Products Group. This increase was offset by a 25% decline in revenues from Cimarron's operations. Revenues in the three months ended March 31, 1996, in Internet Products related to revenues recognized on a percentage of completion basis for a prototype FindNow-SM- system built for a customer prior to implementation of FindNow-SM- in July 1996. Internet Products revenues for the three months ended March 31, 1997, consist primarily of setup and monthly fees from ongoing contracts for the FindNow-SM- service.

    The reported net loss of the Company for the three months ending March 31, 1997, increased by approximately 16% compared to the proforma results in the prior year. The results for the current quarter include a non-cash gain of $365,000. This gain relates to the retirement of common shares originally issued in conjunction with the acquisition of Navigist, Inc. These shares were retired in conjunction with an agreement reached with Michael Yates, the former President of Navigist in the first quarter. Without this gain, the net loss of the Company increased by $384,000, or 317% compared to the proforma results for the three months ended March 31, 1997. This large increase in operating loss is due primarily to additional cost of sales in the Company's Internet Product Group which consist primarily of technical personnel payroll, depreciation and amortization of server equipment and capitalized software development, telecommunications and other costs related to operating the Company's data center. While these costs currently exceed total current revenues, the Company believes that the infrastructure currently built into its data center can accommodate 50 to 100 additional FindNow-SM- client contracts with relatively minor incremental costs to implement and maintain those new contracts. If this assumption proves to be correct, operating losses are expected to be reduced significantly as more client revenues are added to the current infrastructure.

    Selling, general and administrative expenses of the Company for the three months ended March 31, 1997, increased by $35,000 compared to the proforma results in the prior year, primarily as a result of additional selling and marketing expenses related to trade shows. However, these expenses decreased as a percent of sales from 105% for the proforma three month period ending March 31, 1996, to 99% for the three month period ending March 31, 1997. These expenses are expected to decline as a percent of sales as additional FindNow-SM-client contracts and related revenues are added in future quarters.

LIQUIDITY AND CAPITAL RESOURCES; POSSIBLE NEED FOR ADDITIONAL FINANCING

    The Company had cash and equivalents of $1,281,000 at March 31, 1997, compared to $2,050,000 at December 31, 1996. Of this $769,000 decrease in cash, $574,000 was utilized in the operations of the Company, $149,000 was utilized in purchase of data and computer equipment, and approximately $46,000 was used to service debt and pay financing acquisition costs.

    The Company continues to make progress in commercializing its FindNow-SM-service with 16 clients currently in backlog. However, the Company expects continued operating losses during the second quarter at substantially the levels incurred in the first quarter. In the second quarter, Company has maturing debt obligations totaling approximately $287,000. For the remainder of 1997, the projected capital requirements are approximately $400,000. These requirements are primarily for the purchase of additional geographic and other data and the purchase of additional technologies that will be integrated into FindNow-SM- to increase the capabilities of its product offerings.

    The Company currently projects that available cash balances together with projected cash flow from operations will be sufficient to fund the Company's operations through 1997. These projections assume that the Company can significantly reduce its cash used in its operations in the third and fourth quarters of 1997 through additional revenues from new FindNow-SM- contracts. The

Company is currently developing enhancements to its FindNow-SM- technology in order to broaden market acceptance of its product and service offerings and increase sales.

    However, in the event that the market acceptance of the Company's products and services is not as robust as anticipated, competition is greater than anticipated, development of new products or enhancements to existing products are costlier or slower than expected, or that the Company's projections otherwise prove to be inaccurate, the Company may need to seek additional financing in order to continue operations as planned. In the event that such financing is needed, failure to obtain such financing would have a material adverse effect on the Company's business, including a possible reduction or cessation of operations.

    The Company recently reached an agreement with Meyer Asia Ltd. to serve as agent for an offshore private placement of the Company's securities that, if completed, would raise between $1.0 million and $2.0 million. The proceeds will be used to continue development of the FindNow-SM- system, increase sales and customer support resources in the Internet Products Group, purchase computer hardware and software to expand server capacity and provide for general corporate working capital. However, no assurance can be given that this financing will be completed. Accordingly, an explanatory paragraph in the auditors report describing uncertainties concerning the Company's ability to continue as a going concern was included in the Company's audited financial statements dated December 31, 1996.

FORWARD LOOKING STATEMENTS AND RELATED BUSINESS RISKS AND ASSUMPTIONS

    The Company's actual results may vary materially from the forward looking statements made above. The Company intends that such statements be subject to the safe harbor provision of the Securities Act and the Securities Exchange Act. The Company's forward-looking statements include the plans and objectives of management for future operations and relate to: (i) the ability of the Company to generate future sales of the Company's FindNow-SM- service, (ii) market acceptance of the FindNow-SM- service, (iii) success of the Company in forecasting and meeting the demand of the customers of the FindNow-SM-service, including maintaining technical performance of the system as new FindNow-SM- customers are added, (iv) ability to obtain financing to purchase equipment needed to provide service to additional FindNow-SM- customers, (v) ability to maintain pricing and thereby maintain adequate profit margins on its products and services (vi) ability to retain qualified technical personnel
(vii) ability of the company to maintain current pricing and sales volume in its operations of Cimarron (viii) ability to control development costs of FindNow-SM- service within current budgeted levels, (ix) and the ability of the Company to raise additional capital if needed to fund current operations.

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

    None.

Item 3.  Defaults Upon Senior Securities

    None.

Item 4.  Submission of Matters to a Vote of Security Holders

    The Company held its annual meeting of stockholders on April 25, 1997. All of the Company's incumbent directors Michael Johnson, Nahum Rand, Donald Cohen and Gene Copeland were re-elected to their positions to serve until the next annual meeting or their successor is elected. The following votes were cast with respect to election of directors:

                                For         Withhold
    Michael Johnson          4,148,157           804
    Donald Cohen             4,148,157           804
    Gene Copeland            4,148,157           804
    Nahum Rand               3,533,156       615,805

    The Company also submitted two additional proposals to the shareholders:

Proposal #2.

    To amend the Company 1990 Stock Option Plan to (a) allow the Company to grant non-statutory stock options to non-employee directors of the company and
(b) increase the number of shares of common stock available for purchase under such plan from 1,000,000 to 1,700,000 shares.

    For           Against     Abstain
    3,150,250     944,345     54,366

Proposal #3

    To ratify the selection of Hein + Associates LLP as the Company's independent accountants for 1997.

    For           Against     Abstain
    4,146,321     2,640           -

Item 5.  Other Information

    On April 15, 1997, the Company's application for listing on the Vancouver Stock Exchange was approved. The Company's common stock now trades on the Vancouver Stock Exchange under the symbol INOU.V

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits-Included as exhibits are the items listed on the Exhibit Index.
The Registrant will furnish a copy of any of the exhibits listed upon payment of $5.00 per exhibit to cover the costs to the Registrant of furnishing such exhibit.

(b) Reports on Form 8-K

    None

                                      SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 12, 1997
                                       INFONOW CORPORATION
                                       (Registrant)


                                       /s/ Michael W. Johnson
                                       -------------------------------------
                                       Michael W. Johnson
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


                                       /s/ Kevin D. Andrew
                                       -------------------------------------
                                       Kevin D. Andrew
                                       Chief Financial Officer, Treasurer
                                       and Secretary
                                       (Principal Financial and Accounting
                                       Officer)

                                    EXHIBIT INDEX

Exhibit
Number                Description of Exhibit

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

27.1*         Financial Data Schedule


* FILED WITH THIS REPORT