Form 10QSB
period 1997-06-30
INFONOW CORP /DE
filed 1997-07-31
CIK 879684

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934



                        Commission File Number: 0-19813

                               INFONOW CORPORATION
            (Exact name of registrant as specified in its charter)


               DELAWARE                                04-3083360
     (State of incorporation)           (I.R.S. Employer Identification No.)

            1875 LAWRENCE STREET, SUITE 1100, DENVER, COLORADO, 80202
          (Address of principal executive offices)          (Zip Code)


                                TEL: 303-293-0212
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                [X] Yes   [ ] No


    As of July 28, 1997, the Company had 5,364,421 common shares outstanding.

================================================================================

                               INFONOW CORPORATION

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
                          PART I.  FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

          Balance Sheets - June 30, 1997 (Unaudited)
            and December 31, 1996. . . . . . . . . . . . . . . . . . . . . . 3

          Unaudited Statements of Operations - For the Three and Six
            Months Ended June 30, 1997 and 1996. . . . . . . . . . . . . . . 4

          Statement of Stockholders Equity - For the Six Months
            Ended June 30, 1997. . . . . . . . . . . . . . . . . . . . . . . 5

          Unaudited Statements of Cash Flows - For the Six Months
            Ended June 30, 1997 and  1996. . . . . . . . . . . . . . . . . . 6

          Notes to Unaudited Condensed Financial Statements. . . . . . . . . 7


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . 8


                          PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . .12

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

                     INFONOW CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                          (US Dollars in Thousands)

Assets                                                    June 30, 1997  December 31, 1996
                                                         -------------  -----------------
                                                          (Unaudited)
CURRENT ASSETS:
Cash and cash equivalent                                    $    629        $  2,050
Accounts receivable, net                                         259             161
Other current assets                                              75              99
                                                            --------        --------
     Total current assets                                        963           2,310
Property and Equipment, net                                      839             693
Goodwill, net of accumulated amortization
 of $142 and $108 at June 30, 1997
 and December 31, 1996, respectively.                            879             913
Software development costs, net of accumulated
 amortization of $254 and $141 at
 June 30, 1997 and December 31, 1996
 respectively                                                    276             363
Other assets and deferred charges                                  9              11
                                                            --------        --------
     Total assets                                           $  2,966        $  4,290
                                                            --------        --------
                                                            --------        --------
CURRENT LIABILITIES:
Accounts payable and accrued expenses                       $    461        $    412
Notes payable-current portion                                    228             206
Related party payables                                            -              100
Deferred compensation                                             35              75
Unearned revenue                                                 204             229
Capital lease obligation-current                                   4               4
                                                            --------        --------
     Total current liabilities                                   932           1,026

CAPITAL LEASE OBLIGATION                                           8              10
NOTES PAYABLE                                                     63              82

STOCKHOLDER'S EQUITY
Common stock, $.001 par value; 15,000,000 shares
 authorized, 5,364,421 and 5,515,164 shares issued
 and outstanding at June 30, 1997 and
 December 31, 1996 respectively                                    5               6

Additional paid-in capital                                    21,908          22,316
Accumulated deficit                                          (19,950)        (19,150)
                                                            --------        --------
     Total stockholder's equity                                1,963           3,172
                                                            --------        --------
Total liabilities and stockholder's equity                  $  2,966        $  4,290
                                                            --------        --------
                                                            --------        --------




    The accompanying notes are an integral part of these financial statements

                       INFONOW CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)


                                   For the Three Months Ended June 30     For the Six Months Ended June 30
                                   ----------------------------------     --------------------------------
                                        1997              1996                 1997           1996
                                        ----              ----                 ----           ---
SALES                                $      514        $      479           $      962     $    1,222

OPERATING EXPENSES:

Cost of sales                               572               369                1,011            535
Selling, general and administrative         607               668                1,127          1,428
Impairment of long lived assets               2                 -                 (363)             -
                                     ----------        ----------           ----------     ----------
Total operating expenses                  1,181             1,037                1,775          1,963
                                     ----------        ----------           ----------     ----------
Net loss from operations                   (667)             (558)                (813)          (741)

OTHER INCOME (EXPENSE):

Interest income (expense), net                7                (7)                  13            (11)
                                     ----------        ----------           ----------     ----------
NET LOSS                             $     (660)       $     (565)          $     (800)    $     (752)
                                     ----------        ----------           ----------     ----------
                                     ----------        ----------           ----------     ----------
Net loss per common share            $     (.12)       $     (.17)          $     (.15)    $     (.23)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                    5,364,421         3,345,603            5,472,209      3,241,718
                                     ----------        ----------           ----------     ----------
                                     ----------        ----------           ----------     ----------



       The accompanying notes are an integral part of these financial statements

                       INFONOW CORPORATION AND SUBSIDIARY
                        STATEMENT OF STOCKHOLDERS' EQUITY
                     For the six months ended June 30, 1997
                            (US Dollars in Thousands)


                                                   Common Stock
                                                ------------------      Additional       Accumulated
                                                Shares      Amount    Paid-in Capital      Deficit
                                                ------      ------    ---------------      -------
BALANCES, December 31, 1996                    5,515,164         6       $  22,316       $  (19,150)

Issuance of common stock in conjunction
  with the exercise of employee stock options      2,819         -               4                -
Retirement of common stock                      (153,562)       (1)           (364)               -
Offering costs and expenses for
  December 6, 1996 private placement                   -         -             (48)               -
Net loss                                               -         -               -             (800)
                                               ---------    ------       ---------       ----------
BALANCES, June 30, 1997                        5,364,421    $    5       $  21,908       $  (19,150)
                                               ---------    ------       ---------       ----------
                                               ---------    ------       ---------       ----------












      The accompanying notes are an integral part of these financial statements

                       INFONOW CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                            (US Dollars in Thousands)


                                                        FOR THE SIX MONTHS ENDED JUNE 30,
                                                        ---------------------------------
                                                               1997             1996
                                                               ----             ----
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss                                                    $   (800)         $   (751)
Adjustments to reconcile net loss to net cash used in
operating activities:
  Depreciation and amortization                                  281               236
  Long-lived asset impairment                                   (363)                -
  Allowance for bad debts                                          -                44
Changes in operating assets and liabilities:
  Increase in accounts receivable                                (98)              135
  (Increase) decrease other assets and deferred charges            2                 -
  Increase (decrease) in other current assets                      5               (21)
  Decrease in payables and accrued liabilities                     9               237
  Decrease in unearned revenue                                   (25)              (81)
                                                            --------          --------
Net cash flows used in operating activities                     (989)             (201)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment                              (129)              (52)
Increase in software development costs                             -              (423)
Purchase of data                                                (100)                -
                                                            --------          --------
Net cash flow used in investing activities                      (229)             (475)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                       (47)                -
Proceeds from the exercise of options and warrants                 4               208
Payment of capital lease obligations                              (2)               (2)
Payment of related party obligation                             (100)                -
Proceeds from notes payable                                        -               554
Principal payment on debt obligations                            (58)             (133)
                                                            --------          --------
Net cash flows from financing activities                        (203)              627

Net increase (decrease) in cash and cash equivalents          (1,421)              (49)

CASH AND CASH EQUIVALENTS, beginning of period                 2,050               232
                                                            --------          --------
CASH AND CASH EQUIVALENTS, end of period                    $    629          $    183
                                                            --------          --------
                                                            --------          --------
Supplemental Information:
  Cash paid during period for interest                      $     17          $     14


      The accompanying notes are an integral part of these financial statements

                             INFONOW CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements as of December 31, 1996, have been derived from audited financial statements which contained an explanatory paragraph in the auditors report describing uncertainties concerning the Company's ability to continue as a going concern. These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Form 10-K for the fiscal year ended December 31, 1996. The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results that will be achieved for the entire fiscal year ending
December 31, 1997.

NOTE 2. SUPPLEMENTAL CASH FLOW DISCLOSURES

During the six months ended June 30, 1997, the company completed a non-cash transaction in which the Company financed its Directors and Officers insurance premium with a note from AFCO Credit Corporation ("AFCO") for approximately $61,000.

During the six months ended June 30, 1996, the Company completed a non-cash transaction with Environmental Research Institute, Inc. ("ESRI"), in which the Company received computer equipment and software licenses from ESRI in exchange for a short term note in the amount of $350,000 and an option to purchase 115,000 of the Company's common shares.

NOTE 3. RELATED PARTY TRANSACTION

On March 29, 1997, the Company and Kevin Andrew, an officer of the Company, agreed to extend the maturity of the convertible note held by Mr. Andrew. The maturity of the note was extended to June 30, 1997 and the note was subsequently paid on June 30, 1997.

NOTE 4. EQUITY TRANSACTIONS

The Company retired 153,562 of its common shares in exchange for its agreement to modify the terms and conditions of the termination agreement with Michael Yates, a former officer of the Company's Navigist subsidiary. The shares were valued at $2.375, based on the market value of the shares on March 18, 1997, the date of the agreement. The Company recorded a reduction on the impairment of long-lived assets of $365,000 related to this transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW OF THE SECOND QUARTER

     The Company's Internet Products Group provides dealer and location referral teleservices. InfoNow introduced its first location referral teleservices product, FindNow-SM-, in July 1996. To access FindNow-SM-, a user enters the street address of his or her current location on a FindNow-SM-client's Web site and the FindNow-SM- servers operated by InfoNow produce a map showing the user's location and the nearest Client sales and service locations, as well as other customized information. FindNow-SM- technology is currently being used by several major corporations in the U.S. and Canada, including Visa International, Compaq Computers, NationsBank, Apple Computers, American Airlines, Canadian Airlines, Royal Bank of Canada and United Healthcare. These applications can be viewed by anyone with access to the Internet by browsing the Web sites of any of InfoNow's Clients noted above or by linking to these customer site through InfoNow's home page on the World
Wide Web at www.infonow.com.

     The Company's Internet Product Group sells FindNow-SM- as a package of services, under contracts which generally last from one to three years. The client generally pays an initial setup fee for the complete installation, and a monthly service fee for maintenance of the service. The Company currently has 25 contracts in its sales backlog, resulting in $1.2 Million in sales backlog, which is an increase of 70% since the beginning of the fiscal year. Although the Company has experienced a significant increase in its backlog from sales of its FindNow-SM- service, the Company has also experienced significantly greater operating expenses during the same period. These increases in operating expenses are directly related to the expansion of technical and sales capabilities through the addition of personnel in the first quarter of 1997, and the establishment of the data center infrastructure necessary to deliver its FindNow-SM- service for a significant number of additional customers. These increases have not been offset by additional revenues from new contracts, however, most of the Company's infrastructure costs, such as servers, technical personnel, telecommunications and certain of its data costs are largely fixed and are not expected to vary significantly with an increase in client contracts. The management of the Company believes that the majority of the infrastructure is in place to support a sufficient number of clients for the Company to achieve profitability. However, the success of the Company's Internet Products Group is heavily dependent on market acceptance and future sales of its FindNow-SM-service to additional customers to offset operating costs. Although significant selling efforts are underway to add new customer contracts, the limited operating history of the Company's Internet Products Group makes it difficult or impossible to predict the timing of these future sales.

     The Company also provides business presentation and Web site development services through its subsidiary, Cimarron International, Inc. ("Cimarron"). Overall, the Cimarron operations generate a small operating profit, and revenues have remained at or above the revenue levels in the prior year. Cimarron has shown a shift in the mix of those revenues away from the slide presentation and towards its electronic presentation services. The contribution from this business has remained at substantially the same levels as prior periods.

RESULTS OF OPERATIONS

     The results for the three and six months ended June 30, 1996, reflect the operations of the Company's Internet Products Group and its subsidiaries Cimarron and Navigist. The Company sold its Navigist operations on December 13, 1996. The statements of operations for the three and six months ended June 30, 1997 do not include the operations of Navigist and are not comparable to the consolidated operating results for the three and six months ended June 30, 1996. The following proforma table was prepared showing the effect of excluding the results of Navigist operations for the three and six months ended June 30, 1996, and will be used in the analysis of the operations discussion that follows.

(dollars in thousands)
                                 For the Three Months     For the Six Months
                                    Ended June 30,          Ended June 30,
                                 --------------------     ------------------
                                            Pro Forma              Pro Forma
                                   1997       1996         1997       1996
                                   ----       ----         ----       ----
Revenues                          $  514     $  372       $  962     $  755
Cost of Sales                        572        136        1,011        231
Administrative and Selling           607        471        1,127        876
Impairment of Asset                    2          -         (363)         -
Other                                  7         (7)          13        (11)
                                  -------    -------      -------    -------
Net Loss                          $ (660)    $ (242)      $ (800)    $ (363)
                                  -------    -------      -------    -------
                                  -------    -------      -------    -------

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO PROFORMA RESULTS FOR THE THREE
 MONTHS ENDED JUNE 30, 1996

     Net Revenues. Total sales increased by 38% for the three months ended June 30, 1997, when compared to the proforma revenues in the prior year. This was due to an 87%, or $75,000 increase of revenues from the company's
Internet Products Group and a 26%, or $73,000 increase in revenues from Cimarron's operations. During the three months ended June 30, 1996, the Internet Products Group was in the development stage and had not yet begun providing its FindNow-SM- service. Internet Products revenues represented fees recognized related to development of a prototype FindNow system built for a customer prior to implementation of commercial FindNow service in July 1996. Internet Products revenues for the three months ended June 30, 1997, consist primarily of setup and monthly fees from ongoing contracts with customers for its FindNow service.

     Cost of Sales. The cost of sales increased from 37% of sales for the three months ended June 30, 1997 to 111% of sales for the three months ended June 30, 1997. The total cost of sales also rose by 320% or $436,000. This increase is the result of increased costs in the Internet Products Group which consist primarily of technical personnel payroll, contract labor, data acquisition costs, depreciation and amortization of server equipment and capitalized software development, telecommunications and other costs related to operating the Company's data center.

     Selling, General and Administrative. Although selling, general and administrative expenses decreased from 127% of sales to 118% of sales, the total amount of selling, general and administrative expenses increased by $174,000, or 38%. This overall increase is primarily the result of additional selling and marketing expenses. The additional selling and marketing costs consisted primarily of trade show expenses, advertising costs and the addition of sales personnel. During the three months ended June 30, 1996, the Company employed one sales person and did not incur any significant selling and marketing expenses.

     Net Interest Income (Expense). Net interest income was $7,000 for the three months ended June 30, 1997 compared to net interest expense of June 30, 1996. The increase in interest income is primarily due to interest income on cash and equivalents which rose from $205,000 in the second quarter of 1996 to $629,000 in 1997 as a result of the completion of a private placement financing in December 1996. The Company expects that future interest income will decline in the next quarter as the Company uses cash in its operations resulting in a smaller base upon which to earn interest income while interest expense remains consistent with historical levels.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO PROFORMA RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1996

     Net Revenues. Total sales increased by 28% for the six months ended June 30, 1997, when compared to the proforma revenues in the prior year. The primary reason for this increase was Internet Products Group revenues, which rose 212%, or $205,000. This increase of Internet Products revenues is a result of revenues from contracts for its FindNow-SM- service. The Internet Products Group did not implement its FindNow system until July 1996, and the only revenues recognized prior to that related to development fees on the prototype FindNow system built for a customer prior to implementation of the commercial version of FindNow in July

1996. Internet Products revenues for the six months ended June 30, 1997 consist primarily of setup and monthly fees from ongoing contracts for its FindNow-SM- service.

     Cost of Sales. The cost of sales increased from 31% of sales for the six months ended June 30, 1997 to 105% of sales for the six months ended June 30, 1997. The total cost of sales also rose by 337% or $780,000. This increase is the result of increased costs in the Internet Products Group which consist primarily of technical personnel payroll, contract labor, data acquisition costs, depreciation and amortization of server equipment and capitalized software development, telecommunications and other costs related to operating the Company's data center.

     Selling, General and Administrative. Selling, general and administrative expenses increased from 76% of sales to 117% of sales. In addition, the total amount of selling, general and administrative expenses increased by $551,000 or 96%, primarily as a result of increased sales salaries and related costs as a result of the hiring of additional sales staff. These expenses are expected to decline as a percent of sales as additional client contracts and related revenues are added in future quarters.

     The reported net loss of the Company for the six months ending June 30, 1997 increased by approximately $437,000, or 221% compared to the proforma results in the prior year. The results of the six month period include a non-cash gain of $363,000 related to the retirement of common shares originally issued in conjunction with the acquisition of Navigist, Inc. Without this gain, the net loss of the Company increased by $800,000, or 321% compared to the proforma results for the six months ended June 30, 1997. This large increase in operating loss is due primarily to additional cost of sales in the Company's Internet Products Group without a proportionate increase in revenues.

LIQUIDITY AND CAPITAL RESOURCES; POSSIBLE NEED FOR ADDITIONAL FINANCING

     The Company had cash and equivalents of $629,000 at June 30, 1997, compared to $2,050,000 at December 31, 1996. Of this $1,421,000 decrease in cash, $989,000 was utilized in the operations of the Company, $229,000 was utilized in purchase of data and computer equipment, $100,000 was used to retire debt to a related party and $103,000 was used to service third party debt and pay financing acquisition costs.

     The Company continues to make progress in commercializing its FindNow-SM-service, with 25 clients currently in backlog. However, the Company expects continued operating losses throughout the remainder of the fiscal year. In the third quarter, the Company has maturing debt obligations totaling approximately $203,000. However, $150,000 of this obligation represent amounts due to a vendor who developed a portion of the FindNow-SM- software. The amount owed is currently in dispute as the delivered system does not meet the contracted specifications and The Company believes that the vendor is in violation of several provisions of the original agreement. For the remainder of 1997, the projected capital requirements are approximately $122,000. These requirements are primarily for the purchase of additional geographic and other data and the purchase of additional technologies that will be integrated into FindNow-SM- to increase the capabilities of its product offerings.

     The Company currently projects that available cash balances, together with projected cash flow from operations, will be sufficient to fund the Company's operations into the fourth quarter of 1997. These projections assume that the Company can significantly reduce cash used in its operations in the third and fourth quarters of 1997 through additional revenues from new FindNow-SM- contracts, and that overall operating costs of the Company will not change significantly as new client contracts are added. However, the timing or amount of new sales can not be accurately determined due to the limited operating history of the Company's Internet Products Group. Accordingly, an explanatory paragraph in the auditors report describing uncertainties concerning the Company's ability to continue as a going concern was included in the Company's audited financial statements dated December 31, 1996.

     The Company is currently developing enhancements to its FindNow-SM-technology that it believes will broaden market acceptance of its offerings and enhance its ability to sell its FindNow-SM- technology to customer service and call center markets. However, in the event that the market acceptance of the Company's products and services is not as robust as anticipated, competition is greater than anticipated, development of new products is costlier or slower than expected, enhancements to existing products are costlier or slower than expected, or the Company's projections otherwise prove to be inaccurate, the Company may need to seek additional financing in order to continue operations as planned. In the event that such financing is needed, failure to obtain such financing would have a material adverse effect on the Company's business, including a possible reduction or cessation of operations.

     The Company is currently evaluating several options to raise additional capital and considering changes in its operations in the event that additional external financing can not be obtained. Options being considered include a small private placement, the sale-leaseback of certain owned equipment, sale of certain assets of the Company and reduction of operating costs of the Company. The Company believes that its success in selling new FindNow-SM- contracts will determine its ability to raise additional equity capital from external sources. As the Company is not able to accurately predict the timing of new sales, it has not yet determined what action or combination of actions it may take to assure continuation of operations.

FORWARD LOOKING STATEMENTS AND RELATED BUSINESS RISKS AND ASSUMPTIONS

     The Company's actual results may vary materially from the forward looking statements made above. The Company intends that such statements be subject to the safe harbor provision of the Securities Act of 1933 and the Securities exchange act of 1934. The Company's forward-looking statements include the plans and objectives of management for future operations and relate to: (i) the ability of the Company to generate future sales of the Company's FindNow-SM- service, (ii) market acceptance of the FindNow-SM-service, (iii) success of the Company in forecasting and meeting the demands of the customers of the FindNow-SM- service, including maintaining technical performance of the system as new FindNow-SM- customers are added, (iv) ability to obtain financing to purchase equipment needed to provide service to additional FindNow-SM- customers, (v) ability to maintain pricing and thereby maintain adequate profit margins on its products and services, (vi) ability to retain qualified technical personnel (vii) ability of the company to maintain current pricing and sales volume in its operations of Cimarron
(viii) ability to control development costs of FindNow-SM- service within current budgeted levels, (ix) and the ability of the Company to raise additional capital if needed to fund current operations.

     The foregoing assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's ability to control. There are also other risks which could cause the Company's revenues or costs to vary markedly from the forward-looking statements made above, such as the risk that the market demand for the FindNow-SM- may not develop as expected or if it does develop, that the Company will not be able to generate sufficient sales to fund its operations. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. Any statements should not be regarded as presentation by the Company or any other person that the Company's objectives or plans will be achieved.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities
          None.

Item 3.   Defaults Upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits are listed on the Exhibit Index. The Company will furnish a copy of any of the exhibits listed upon payment of $5.00 per exhibit to cover the administrative costs to the Company of furnishing such exhibit.

(b)  Reports on Form 8-K
         None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 31, 1997

                          INFONOW CORPORATION
                          (Registrant)

                          /s/ Michael W. Johnson
                          ------------------------------------------------
                          Michael W. Johnson
                          President and Chief Executive Officer
                          (Principal Executive Officer)


                          /s/ Kevin D. Andrew
                          ------------------------------------------------
                          Kevin D. Andrew
                          Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
Exhibit
Number    Description of Exhibit
-------   ----------------------

3.1       Certificate of Incorporation of the Company, as Amended (A)

3.3       Bylaws of the Company, as Amended. (B)

4.1 Form of Common Stock Certificate for the Registrant's Common Stock, $.001 par value per share. (B)

4.4       Form of Class C Warrant. (C)

10.3 Conversion Agreement by and between the Registrant and Gilman Securities Corporation dated as of August 19, 1993. (D)

10.14     InfoNow Corporation 1990 Stock Option Plan, as amended. (A)

10.25 Agreement and Plan of Merger by and among InfoNow Corporation, Infonewco, Inc., Cimarron International, Inc., and Cimarron Shareholders dated May 22, 1995. (E)

10.26 Agreement and Plan of Merger by and among InfoNow Corporation, Infomergerco, Inc., Navigist, Inc., and Navigist Shareholders dated August 23, 1995. (E)

10.27 Opus Agreements to Provide Financial Advisory Services dated May 23, 1995 July 17, 1995, August 2 1995, and October 10, 1995. (E)

10.28 Employment Agreement between the Company and Michael W. Johnson dated October 10, 1995. (E)

10.29 Employment Agreement between the Company and W. Brad Browning dated January 9, 1996. (E)

10.30 Employment Agreement between the Company and Kevin Andrew dated March 1, 1996. (E)

10.32 Agreement between the Company and Environmental Systems Research Institute, Inc., ("ESRI") dated March 6, 1996. (E)

10.33 Stock Purchase and Sale Agreement by and Among VDC Paradigms, Inc., Craig Michaelis, David Werzberger and InfoNow Corporation dated December 13, 1996. (A)

10.34 Employment Agreement between the Company and Donald E. Cohen dated May 22, 1995 as amended.(A)

27.1*     Financial Data Schedule*

(A) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31,1996
(B) Incorporated by reference from Registration Statement No 33-43035 on Form S-1 dated February 14, 1992
(C) Incorporated by reference from Post-Effective Amendment No. 2 to Registration Statement No.33-43035 on Form S-1 dated July 13, 1993
(D) Incorporated by reference from Post Effective Amendment No. 3 to Registration Statement No. 33-43035 on Form S-1 dated September 30, 1996.
(E)  Incorporated by reference from the Company's Annual Report on Form
     10-K for year ended December 31, 1995.
(F)  Incorporated by reference from the Company's Current Report on Form
     8-K dated January 27, 1997

*    Filed with this report