Form 10QSB
period 1997-09-30
INFONOW CORP /DE
filed 1997-11-17
CIK 879684

SECURITIES AND EXHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 9R 15 (d) OF THE SECURITY EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

/ / TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITY EXCHANGE ACT OF 1934


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

As of November 7, 1997, the Company had 5,364,179 common shares outstanding.




INFONOW CORPORATION

INDEX


PART I.     FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Balance Sheets - September 30, 1997
and December 31, 1996

Unaudited Statements of Operations - For the Six and Nine Months
Ended September 30, 1997 and 1996

Unaudited Statement of Stockholders Equity - For the Nine Months
      Ended September 30, 1997

      Unaudited Statements of Cash Flows - For the Nine Months
      Ended September 30, 1997 and 1996

      Notes to Unaudited Condensed Financial Statements


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.    OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      Signatures


INFONOW CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(US Dollars in Thousands)
Assets     September 30, 1997   December 31, 1996
CURRENT ASSETS:
Cash and cash equivalent                      $  424      $   2,050
Accounts receivable, net                         138            161
Other current assets                              41             99
  Total current assets                           603          2,310
Property and Equipment, net                      779            693
Goodwill, net of accumulated amortization of
  $108 at December 31, 1996                                     913
Software development costs, net of accumulated
  amortization of $319 and $141 at
  September 30, 1997 and December 31,
  1996 respectively                              211            363
Other assets and deferred charges                  9             11
  Total assets                              $  1,602       $  4,290

CURRENT LIABILITIES:
Accounts payable and accrued expenses         $   412       $   412
Notes payable-current portion                     224           206
Related party payables                              -           100
Deferred compensation                              23            75
Unearned revenue                                  180           229
Capital lease obligation-current                    5              4
     Total current liabilities                    844          1,026

CAPITAL LEASE OBLIGATION                           6              10
NOTES PAYABLE                                     53              82

STOCKHOLDER'S EQUITY
Common stock, $.001 par value; 15,000,000 shares
     authorized, 5,364,179 and 5,515,164 shares issued
     and outstanding at September 30, 1997 and
     December 31, 1996 respectively                5               6
Additional paid-in capital                    21,908          22,316
Accumulated deficit                          (21,214)        (19,150)
     Total stockholders' equity                  699           3,172
Total liabilities and stockholders' equity   $ 1,602        $  4,290




The accompanying notes are an integral part of these financial statements

INFONOW CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                              (In thousands, except per share amounts)

                              For the Three Months     For the Nine Months
                                Ended September 30      Ended September 30

                                    1997      1996         1997      1996
SALES                              $  480    $  542      $ 1,442    $ 1,765

OPERATING EXPENSES:

Cost of sales                         580       304         1,591        839
Selling, general and administrative   303       563         1,430      1,991
Impairment of long lived assets       862     2,011           499      2,011

Total operating expenses            1,745     2,878         3,520      4,841
Net loss from operations           (1,265)   (2,336)       (2,078)    (3,076)

OTHER INCOME (EXPENSE):

Interest income (expense), net          1        (8)           14        (19)

NET LOSS                         $ (1,264) $ (2,344)    $  (2,064)  $ (3,095)

Net loss per common share      $   (.24)   $   (.65)    $   (.38)   $   (.92)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING            5,364,179   3,608,394    5,434,214   3,365,055








The accompanying notes are an integral part of these financial statements

INFONOW CORPORATION AND SUBSIDIARY
STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED
For the nine months ended September 30, 1997
(US Dollars in Thousands)
                                    Common   Stock        Additional
Accumulated
                                  Shares     Amount    Paid-in Capital
Deficit
BALANCES, December 31, 1996       5,515,164       6    $  22,316   $ (19,150)
Issuance of common stock
in conjunction with the
exercise of employee stock
options                               2,819       -            4          -
Retirement of common stock         (153,804)     (1)        (364)         -
Offering costs and expenses for
  December 6, 1996 private placement      -       -          (48)         -
Net loss                                  -       -            -     (2,064)

BALANCES, September 30, 1997      5,364,179     $  5    $ 21,908  $ (21,214)






























The accompanying notes are an integral part of these financial statements

INFONOW CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(US Dollars in Thousands)


                             For the Nine Months Ended September 30,

                                                     1997         1996
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss                                      $  (2,064)    $ (3,095)
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
  Depreciation and amortization                     450          335
  Long-lived asset impairment                       499        2,011
  Allowance for bad debts                            -            44
Changes in operating assets and liabilities:
  Decrease in accounts receivable                    23          217
  (Increase) decrease other assets
    and deferred charges                              2           -
  (Increase) decrease in other current assets        42          (79)
  Increase (decrease) in payables and
  accrued liabilities                               (53)         216
  Increase (decrease) in unearned revenue           (49)         114
Net cash flows used in operating activities      (1,150)        (237)

CASH FLOWS FROM(USED IN)INVESTING ACTIVITIES:
Purchase of property and equipment                 (144)        (207)
Increase in software development costs               -          (197)
Purchase of data                                   (100)           -
Decrease (increase) in other assets                   -           (1)
Net cash flow used in investing activities         (244)        (405)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock          (48)          95
Proceeds from the exercise of options and warrants    4          208
Payment of capital lease obligations                 (3)          (3)
Payment of related party obligation                (100)           -
Proceeds from notes payable                           -          503
Principal payment on debt obligations               (85)        (206)
Net cash flows from financing activities           (232)         597

Net increase (decrease) in cash and cash
  equivalents                                    (1,626)         (45)

CASH AND CASH EQUIVALENTS, beginning of period    2,050          232

CASH AND CASH EQUIVALENTS, end of period         $  424       $  187
Supplemental Information:
  Cash paid during period for interest            $  22       $   23

The accompanying notes are an integral part of these financial statements

INFONOW CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements as of December 31, 1996, have been derived from audited financial statements which contained an explanatory paragraph in the auditors report describing uncertainties concerning the Company's ability to continue as a going concern. These financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Form 10-K for the fiscal year ended December 31, 1996. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that will be achieved for the entire fiscal year ending December 31, 1997.

Note 2. SUPPLEMENTAL CASH FLOW DISCLOSURES
  During the nine months ended September 30, 1997, the company completed a non-cash transaction in which the Company financed its Directors and Officers insurance premium with a note from AFCO Credit Corporation ("AFCO") for approximately $61,000. The Company also completed a non-cash transaction in which the Company financed the purchase of certain computer equipment with a note from Sun Microsystems Finance for approximately $13,000.

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

Note 5. IMPAIRMENT OF LONG-LIVED ASSET
  The Company recorded a non-cash charge to the impairment of long-lived assets of $862,000 reflecting the write off of all remaining unamortized goodwill recorded in the acquisition of the Company's subsidiary, Cimarron. This write off reflects Management's revised estimate of future cash flows from the business and were calculated in accordance with FAS 121. Management is currently considering several alternatives with respect to Cimarron, including a possible sale of Cimarron.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview of the Third Quarter

   The Company's Internet Products Group provides dealer and location referral teleservices. InfoNow introduced its first location referral teleservices product, FindNow, -R- in July 1996. To access FindNow -R-, a user enters the street address of his or her current location on a FindNow -R- client's Web site and the FindNow -R- servers operated by InfoNow produce a map showing the user's location and the nearest Client sales and service locations, as well as other customized information. FindNow -R- technology is currently being used by several major corporations in the U.S. and Canada, including Visa International, Compaq Computers, NationsBank, Apple Computers, American Airlines, Canadian Airlines, Royal Bank of Canada and United Healthcare. These applications can be viewed by anyone with access to the Internet by browsing the Web sites of any of InfoNow's Clients noted above or by linking to these customer sites through InfoNow's home page on the World Wide Web at www.infonow.com.

   The Company's Internet Product Group sells FindNow -R- as a package of services, under contracts which generally last from one to three years. The client generally pays an initial setup fee for the complete installation, and a monthly service fee for maintenance of the service. The Company currently has 31 contracts in its sales backlog, resulting in $1.2 Million in sales backlog, which is an increase of 70% since the beginning of the fiscal year. Although the Company has experienced a significant increase in its backlog from sales of its FindNow -R-service, the Company has also experienced significantly greater operating expenses during the same period. These increases in operating expenses are directly related to the expansion of technical and sales capabilities through the addition of personnel in the first quarter of 1997, and the establishment of the data center infrastructure necessary to deliver its FindNow -R- service for a significant number of additional customers. These increases have not been offset by additional revenues from new contracts, however, most of the Company's infrastructure costs, such as servers, technical personnel, telecommunications and certain of its data costs are largely fixed and are not expected to vary significantly with an increase in client contracts. The management of the Company believes that the majority of the infrastructure is in place to support a sufficient number of clients for the Company to achieve profitability. However, the success of the Company's Internet Products Group is heavily dependent on market acceptance and future sales of its FindNow -R- service to additional customers to offset operating costs. Although significant selling efforts are underway to add new customer contracts, the limited operating history of the Company's Internet Products Group makes it difficult or impossible to predict the timing of these future sales.

   The Company also provides business presentation and Web site development services through its subsidiary, Cimarron International, Inc. ("Cimarron"). Overall, the Cimarron operations generate a small operating profit, and revenues have remained at or above the revenue levels in the prior year. Cimarron has shown a shift in the mix of those revenues away from the slide presentation and towards its electronic presentation services. The revenues from this business have declined somewhat as compared to prior years as customers have used personal computer based technology to bring some work in-house. However, contribution has remained at substantially the same levels as prior periods due to a reduction in Cimarron's cost structure.

Results of Operations

   The results for the three and nine months ended September 30, 1996, reflect the operations of the Company's Internet Products Group and its subsidiaries Cimarron and Navigist. The Company sold its Navigist operations on December 13, 1996. The statements of operations for the three and nine months ended September 30, 1997 do not include the operations of Navigist and are not comparable to the consolidated operating results for the three and nine months ended September 30, 1996. The following proforma table was prepared showing the effect of excluding the results of Navigist operations for the three and nine months ended September 30, 1996, and will be used in the analysis of the operations discussion that follows.

                                     (dollars in thousands)
                          Three Months Ended          Nine Months Ended
                             September 30,             September 30,
                              Pro Forma                   Pro Forma
                               1997     1996             1997       1996
Revenues                      $  480     $   381        $ 1,442    $  1,136
Cost of Sales                    580         259          1,591         663
Administrative and Selling       303         387          1,430       1,090
Impairment of Asset              862       2,011            499       2,011
Other                              1          (8)            14         (19)
Net Loss                    $ (1,264)   $ (2,284)     $  (2,064)    $ 2,647)

Three Months Ended September 30, 1997 Compared to Proforma Results for the Three Months Ended September 30, 1996

  Net Revenues. Total sales increased by 26% for the three months ended September 30, 1997, when compared to the proforma revenues in the prior year. This was due to a 172%, or $191,000 increase of revenues from the company's Internet Products Group offset by a 34%, or $92,000 decrease in revenues from Cimarron's operations. The increase in Internet Products Group revenues reflect an increase in revenues from contracts for its FindNow -R- service which have increased from two (2) in 1996 to twenty (20) on-line contracts as of September 30, 1997. Declining revenues in Cimarron are a result of lower demand for slide production and higher end multimedia productions as customers have begun producing electronic presentation in-house.

  Cost of Sales. The cost of sales, as a percent of revenues, increased from 68% of sales for the three months ended September 30, 1996 to 121% of sales for the three months ended September 30, 1997. The total cost of sales also rose by 124% or $321,000. This increase is the result of increased costs in the Internet Products Group which consist primarily of technical personnel payroll, contract labor, data acquisition costs, depreciation and amortization for server equipment and capitalized software development, telecommunications and other costs related to operating the Company's data center.

  Selling, General and Administrative. Selling, general and administrative expenses decreased from 102% of sales for the three months ended September 30, 1996 to 63% of sales for the period ended September 30, 1997. The total amount of selling, general and administrative expenses decreased by $84,000, or 22%. This overall decrease is primarily the result of a reduction in travel, trade show and advertising expenses, and a reduction in sales personnel in Cimarron and related benefits.

  Net Interest Income (Expense). Net interest income was $1,000 for the three months ended September 30, 1997 compared to net interest expense of $8,000 at September 30, 1996. The increase in interest income is primarily due to interest income on cash and equivalents. The Company expects that future interest income will decline in the next quarter as the Company uses cash in its operations resulting in a smaller base upon which to earn interest income while interest expense will remain consistent with historical levels.

  Net Loss. The reported net loss of the Company for the three months ended September 30, 1997 decreased by approximately 45%, or $1,020,000 compared to the proforma results in the prior year. The results of the three month period ended September 30, 1997 includes a non-cash charge of $861,921 related to the impairment of goodwill recorded in the acquisition of Cimarron. The reported proforma net loss of the Company for the three months ended September 30, 1996 includes a non-cash loss of $2,010,599 for the impairment of goodwill related to the acquisition of Navigist. Without either of these non-cash charges, the net loss of the Company increased 47%, or $128,000 for the three month period ended September 30, 1997 as compared to the proforma results of the three months ended September 30, 1996. This increase is primarily the result of non-cash depreciation charges related the implementation of the Company's production system.

Nine Months Ended September 30, 1997 Compared to Proforma Results for the Nine Months Ended September 30, 1996

  Net Revenues. Total sales increased by 27%, or $306,000 for the nine months ended September 30, 1997, when compared to the proforma revenues in the prior year. The primary reason for this increase was Internet Products Group revenues, which rose 134% , or $395,000. This increase of Internet Products Group revenues is a result of revenues from contracts for its FindNow -R- service. The Internet Products Group implemented its FindNow -R- system in July 1996, and the only revenues recognized prior to that related to development fees on the prototype FindNow -R- system built for a customer prior to implementation of the commercial version of FindNow -R- in July1996. Internet Products Group revenues for the nine months ended September 30, 1997 consist primarily of setup and monthly fees from ongoing contracts for its FindNow -R-service.

  Cost of Sales. The cost of sales, as a percent of sales increased from 58% of sales for the nine months ended September 30, 1996 to 110% of sales for the nine months ended September 30. 1997. The total cost of sales also rose by 140% or $928,000. This increase is the result of increased costs in the Internet Products Group which consist primarily of technical personnel payroll, contract labor, data acquisition costs, depreciation and amortization of server equipment and capitalized software development, telecommunications and other costs related to operating the Company's data center.

  Selling, General and Administrative. Selling, general and administrative expenses increased from 96% of sales to 99% of sales. In addition the total amount of selling, general and administrative expenses increased by $340,000, or 31%. The increase in cost of sales is primarily the result of non-cash depreciation charges related the implementation of the Company's production system and the addition of a full complement of software development and maintenance personnel. These expenses are expected to decline as a percent of sales as additional client contracts and related revenues are added in future quarters.

  The reported net loss of the Company for the nine months ended September 30, 1997 decreased by approximately $583,000, or 22% as compared to the proforma results in the prior year. The results of the nine month period includes a non-cash charge of $861,921 related to the impairment of goodwill related to the acquisition of Cimarron, and a non-cash gain of $363,060 related to the retirement of common shares originally issued in conjunction with the acquisition of Navigist. The reported proforma net loss of the Company for the nine months ended September 30, 1996 include a non-cash charge of $2,010,599 for the impairment of goodwill related to the acquisition of Navigist. Without these non-cash items, the net loss of the company for the nine month period ended September 30, 1997 increased by $929,000, or 146% compared to the proforma results for the nine months ended September 30, 1996. This large increase in operating loss is due primarily to additional cost of sales in the Company's Internet Products Group without a proportionate increase in revenues.

Liquidity and Capital Resources;  Possible Need for Additional Financing

  The Company had cash and equivalents of $424,000 at September 30, 1997, compared to $2,050,000 at December 31, 1996 and $629,000 as of
June 30, 1997.  Of this $1,626,000 decrease in cash, $1,211,000 was utilized in the operations of the Company, $244,000 was utilized in purchase of data and computer equipment, $100,000 was used to retire debt to a related party and $71,000 was used to service third party debt and pay financing acquisition costs.

  The Company continues to make progress in commercializing its FindNow -R- service, with 31 clients currently in backlog compared to two implemented (2) contracts at the beginning of the year. As a result of the implementation of additional contracts, the Company has significantly reduced the amount of cash utilized in its operations throughout 1997. Cash utilized during the year was $769,000, $652,000 and $205,000 in the first second and third quarters, respectively. The Company expects continued operating losses throughout the remainder of the fiscal year but anticipates that revenues from additional sales of its FindNow -R- service will continue to reduce the amount of cash utilized in its operations.

  The Company currently projects that available cash balances, together with projected cash flow from operations, will be sufficient to fund the Company's operations into 1998. These projections assume that the Company can continue to reduce cash used in its operations for the remainder of 1997 through additional revenues from new FindNow -R-contracts and that overall operating costs of the Company will not change significantly as new client contracts are added. However, the timing or amount of new sales can not be accurately determined due to the limited operating history of the Company's Internet Products Group. Accordingly, an explanatory paragraph in the auditors report describing uncertainties concerning the Company's ability to continue as a going concern was included in the Company's audited financial statements dated December 31, 1996.

  The Company is currently developing enhancements to its FindNow -R-technology that it believes will broaden market acceptance of its offerings and enhance its ability to sell its FindNow -R- technology to customer service and call center markets. The Company is currently in negotiations with several potential customers for this new expanded FindNow -R- service. In addition, to these sales efforts, the Company is currently evaluating several other options to raise additional capital and is considering changes in its operations in the event that additional capital cannot be obtained externally. Options being considered include a small private placement, the sale-leaseback of certain owned equipment, sale of certain assets of Cimarron and reduction of operating costs of the Company.

  The Company believes that its success in obtaining new contracts for its FindNow -R- service will determine its need to raise additional equity capital from external sources. As the Company is not able to accurately predict the timing of new sales, it has not yet determined what action or combination of actions the Company may take to assure continuation of operations. However, in the event that the market acceptance of the Company's products and services is not as robust as anticipated, competition is greater than anticipated, development of new products is costlier or slower than expected, enhancements to existing products are costlier or slower than expected, or the Company's projections otherwise prove to be inaccurate, the failure to obtain needed financing would have a material adverse effect on the Company's business.

Forward Looking Statements and Related Business Risks and Assumptions

  The Company's actual results may vary materially from the forward looking statements made above. The Company intends that such statements be subject to the safe harbor provision of the Securities Act of 1933 and the Securities Exchange act of 1934. The Company's forward-looking statements include the plans and objectives of management for future operations and relate to: (i) the ability of the Company to generate future sales of the Company's FindNow -R- service, (ii) market acceptance of the FindNow -R- service, (iii) success of the Company in forecasting and meeting the demands of the customers of the FindNow -R-service, including maintaining technical performance of the system as new FindNow -R- customers are added, (iv) ability to obtain financing to purchase equipment needed to provide service to additional FindNow -R-customers, (v) ability to maintain pricing and thereby maintain adequate profit margins on its products and services, (vi) ability to retain qualified technical personnel (vii) ability of the company to maintain current pricing and sales volume in its operations of Cimarron (viii) ability to control development costs of FindNow -R- service within current budgeted levels, (ix) and the ability of the Company to raise additional capital if needed to fund current operations.

  The foregoing assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's ability to control. There are also other risks which could cause the Company's revenues or costs to vary markedly from the forward-looking statements made above, such as the risk that the market demand for the FindNow -R-may not develop as expected or if it does develop, that the Company will not be able to generate sufficient sales to fund its operations. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. Any statements should not be regarded as presentation by the Company or any other person that the Company's objectives or plans will be achieved.

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

Dated:  November 14, 1997
INFONOW CORPORATION
(Registrant)


/s/ Michael W. Johnson
Michael W. Johnson
President and Chief Executive Officer
(Principal Executive Officer)


/s/ Kevin D. Andrew

Kevin D. Andrew
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)


EXHIBIT INDEX
Exhibit
Number    Description of Exhibit

3.1    Certificate of Incorporation of the Company, as Amended (A)
3.3    Bylaws of the Company, as Amended. (B)
4.1    Form of Common Stock Certificate for the registrant's Common
        Stock, $.001 par value per share. (B)
4.4    Form of Class C Warrant. (C)
10.3 Conversion Agreement by and between the Registrant and Gilman Securities Corporation dated as of August 19, 1993. (D)
10.14   InfoNow Corporation 1990 Stock Option Plan, as amended. (A)
10.25 Agreement and Plan of Merger by and among InfoNow Corporation, Infonewco, Inc., Cimarron International, Inc., and Cimarron Shareholders dated May 22, 1995. (E)
10.26 Agreement and Plan of Merger by and among InfoNow Corporation, Infomergerco, Inc., Navigist, Inc., and Navigist Shareholders dated August 23, 1995. (E)
10.27    Opus Agreements to Provide Financial Advisory Services dated
          May 23, 1995 July 17, 1995, August 2 1995, and October 10, 1995. (E)
10.28 Employment Agreement between the Company and Michael W. Johnson dated October 10, 1995. (E)
10.29 Employment Agreement between the Company and W. Brad Browning dated January 9, 1996. (E)
10.30    Employment Agreement between the Company and Kevin Andrew dated
          March 1, 1996. (E)
10.32    Agreement between the Company and Environmental Systems
          Research Institute, Inc., ("ESRI") dated March 6, 1996. (E)
10.33    Stock Purchase and Sale Agreement by and Among VDC Paradigms,
Inc., Craig Michaelis, David Werzberger and InfoNow Corporation dated
December 13, 1996. (A)
10.34 Employment Agreement between the Company and Donald E. Cohen dated May 22, 1995 as amended.(A)
27.1    Financial Data Schedule*

(A) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31,1996
(B)    Incorporated by reference from Registration Statement No 33-43035 on Form S-1 dated February 14, 1992
(C) Incorporated by reference from Post-Effective Amendment No. 2 to Registration Statement No.33-43035 on Form S-1 dated July 13, 1993
(D) Incorporated by reference from Post Effective Amendment No. 3 to Registration Statement No. 33-43035 on Form S-1 dated September 30,
         1996.
(E) Incorporated by reference from the Company's Annual Report on Form 10 -K for year ended December 31, 1995.
(F) Incorporated by reference from the Company's Current Report on Form 8-K dated January 27, 1997

*Filed with this report