Form 10KSB
period 1997-12-31
INFONOW CORP /DE
filed 1998-03-31
CIK 879684

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

                                 FORM 10-KSB

           /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES AND EXCHANGE ACT OF 1934

                    FOR THE YEAR ENDED DECEMBER 31, 1997

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

                  Common Stock, par value $.001 per share
                             (Title of Class)

The registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No
                                    ---  ---
Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. 1 /X/

For the year ending December 31, 1997 the Company had $1,053,000 in revenues from continuing operations.

As of February 13, 1998, 5,364,179 common shares were outstanding. The aggregate market value of the shares held at that date by non-affiliates was approximately $1,926,000 based on the average of the bid and ask prices as quoted on Nasdaq's Electronic Bulletin
Board System.

For the purposes of calculating the above required information, affiliates are defined as shareholders with greater than 5% beneficial ownership of the Company's stock and all directors and officers of the Company.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 1998, is incorporated into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format  Yes      No    X
                                                    ___     ____


PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview InfoNow(R) Corporation ("InfoNow" or the "Company") develops, markets and provides technology-based teleservices to leading North American companies. InfoNow's FindNow(R) Referral Management Services (RMS) are designed to enable companies to manage consumer or commercial referrals with greater effectiveness and efficiency. Referrals are the ubiquitous "where can I buy your product" or "where's the closest location" types of questions received thousands of times a day by leading companies. FindNow's first client was Visa International, implemented in the third quarter of 1996. Since then, the list of FindNow RMS users has grown significantly, and now includes six of the eight largest banks in North America and six of the ten largest computer/networking companies worldwide, as well as other industry leading companies like American Airlines, FedEx, Goodyear, Shell, and United Healthcare. FindNow is an enterprise-wide referral management solution, provided as a turnkey service.

FindNow Referral Management Services provide a customer-specific, geographically precise referral, accessible by the Internet, a client's call center, or an interactive voice response unit, delivered across a range of geographies. The FindNow system can provide other customized information to the customer depending on the Client's requirements and can produce summary reports for the Client's use in operations management or market analysis. A sample of completed FindNow RMS Internet implementations can be viewed by anyone with access to the Internet by browsing the "Customers" section of InfoNow's Internet site page at www.infonow.com.

During 1997, the Company also provided business presentation and interactive media services through its subsidiary, Cimarron International, Inc. ("Cimarron"). The Company ceased all operations in this business when it sold substantially all of the Cimarron assets and operations in December 1997.

Company Background
The Company was incorporated under the laws of the State of Delaware on October 29, 1990, and was initially focused on the sale of software through the use of encrypted CD-ROM technology. In 1995, the Company fundamentally changed its business focus and began developing its FindNow system to provide technology-based teleservices to large corporate clients. The Company ceased selling software using encrypted CD-ROM technology and installed a new senior management team, led by Michael Johnson, who became President and Chief Executive Officer in October 1995.

As part of its strategy, the Company acquired Cimarron and Navigist, Inc. ("Navigist") in 1995. Cimarron provided interactive media authoring and business services. Navigist offered network engineering and Internet consulting services. These acquisitions allowed the Company to utilize resources and capabilities of Navigist and Cimarron to facilitate its change in strategic direction as well as to provide an operating infrastructure and revenues as the Company completed this transition. After the Company completed the transition to its new business, the Company sold Navigist on December 13, 1996, and completed the sale of Cimarron on December 11, 1997. A full discussion of the sale of these two subsidiaries is contained in "Note 2. Discontinued Operations" of the Company's financial statements.

Industry Background
Teleservices is the use of the telephone and, increasingly, the Internet, for sales, marketing and customer service activities.
The North American teleservices market was over $85 billion in 1996, with outsourced teleservices, currently representing 5 to 10% of the total teleservices market, expected to grow 35% annually. This trend toward outsourcing teleservices activities is driven by large companies narrowing their focus to activities that leverage their core competencies, and outsourcing others, like managing a call or customer response center, which typically do not.

A significant development in this market is the emergence of the Internet as a new medium for company-customer interaction. In addition to providing access to a vast array of information, the Internet represents a new vehicle through which organizations and individuals can conduct business. The potential benefits of conducting business through the Internet include direct, immediate communications with consumers and reduced communications and other customer service transaction costs. In addition, the unique interactive capabilities of the Internet can help companies better pinpoint customer needs, more effectively answer customer inquiries, and provide a faster, more convenient response than traditional customer service approaches.

The Company believes that the Internet will play a growing role in the teleservices market due to a number of factors, including the proliferation of Internet-enabled computers, increases in the public data network infrastructure, reductions in the cost of Internet access, and the availability of intuitive graphical software that allows non-technical users to access the Web. Such developments would support widespread Internet access at a declining cost. The Company believes these factors will promote continued growth in consumer usage of the Internet and spur the interest of leading corporations in utilizing the Internet as a tool for interacting with customers or prospects. This trend should create significant demand for products or services that facilitate the success of such interactions.

 The Company believes that it can provide significant value by supplying systems and services to enable companies to provide automated customer service via the Internet and other means. The Company believes that these systems and services are an attractive alternative to many functions currently performed within a traditional, telephone agent-based call center.

 InfoNow's long-term objective is to develop systems and services that will facilitate the shift of a large portion of this live agent call center market to the Internet and other self-service technologies. FindNow is the Company's first technology-based teleservices offering. InfoNow developed its FindNow Referral Management Services to enable companies to respond to consumer or commercial referral inquiries with greater effectiveness and efficiency.

Business Strategy
 InfoNow's primary objective is to be the leading provider of technology-based referral management services to corporate clients. The Company is pursuing the following strategies with respect to its FindNow RMS offering:

  Extend Functionality of the FindNow Service. InfoNow intends to provide a broader and more flexible menu of FindNow services through internally-developed enhancements and the integration of purchased third party applications. During 1997, the Company introduced several new FindNow RMS extensions, including the ability to receive and respond to queries from Interactive Voice Response systems ("IVRs"). The Company will use a combination of customer input and its own knowledge of using the Internet and other self-service technologies to deliver referral management services as its primary source of direction in developing new referral management technologies and services.

Leverage the Company's Information-based Assets. The Company currently has licenses for geographic data for the United States, Australia, and other countries, including an exclusive license for certain geographic data in Canada. In addition, the Company has developed unique location databases through its activities with its current customer base. The Company intends to utilize this information as well as other databases it may acquire or build, to enhance and distinguish its service offering.

 Target Industry-Leading Corporate Customers. The Company intends to focus primarily on corporate customers, utilizing its own direct sales force to sell to such companies.

 Emphasis on Customer Support and Value Added. The Company intends to develop and maintain strong customer relationships, by leveraging the broad range of expertise of its consultative sales force, and to provide excellent client service, through skilled, dedicated client service teams.

 Establish and Extend Strategic Alliances. The company will continue to pursue strategic alliances that can provide additional technical, financial or distribution resources that will allow the Company to develop and market its products and services into a broader range of markets. In addition, the Company may seek to accelerate its growth through strategic acquisition of complementary businesses, products or technology. However, the Company currently has no plans, commitments or agreements with respect to any such transactions.
Products and Services With the discontinuation of its Cimarron operations, the Company is focused on providing its FindNow technology-based teleservices.

 The sales of its FindNow services generated all of the revenues from continuing operations for the year ended December 31, 1997, amounting to $1,053,000 compared to $345,000 in the prior year ended December 31, 1996. See Note 9 to the Consolidated Financial Statements in this report for financial information as to the Company's business segments.

FindNow(R) Referral Management Services
 FindNow can support customer queries from a Client's call center agent, interactive voice response system or corporate web site.
The customer's location is established through the input of an address by the user or via other means. Once this is done, the FindNow system uses advanced geographic information system ("GIS") technology to determine the locations closest to the specified address that also meet any additional customer requirements. FindNow can then produce a map to help the customer find the identified locations. The map can include other company location information and be delivered immediately upon a customer's request. The FindNow system can also provide other customized information to the customer depending on the Client's requirements and can produce referral summary reports for the Client's use in operations management or market analysis.

 The Company believes that, by using FindNow RMS, a Client can significantly improve the effectiveness and efficiency of its referral activities. Significant benefits include: increased revenue capture; reduced cost, resulting from the replacement of telephone agents with an automated approach; the ability to gather customer-specific information; advanced reporting capabilities; and the ability to provide a consistent response across the enterprise.

 The GIS technology used as part of the FindNow system can pinpoint locations, calculate the "true" location proximity, and generate dynamically scaled maps. Many call centers currently employ simple city and state listings or search approaches based on zip code areas. These traditional approaches do not always provide the nearest locations and give no information such as a map or directions that would help a user find the nearest location once it has been identified. The ability to respond virtually instantaneously with text and graphics rather than a verbal explanation results in a reduction in wait times and represents a substantial improvement in efficiency and effectiveness over current call center solutions from a customer's perspective. Because the FindNow system utilizes database searching, it can also perform sophisticated searches for locations with certain criteria.

 Although each FindNow application uses the same basic underlying technology, the Company customizes a suite of services to meet the individual Client requirements.

 These services are sold under multi-year contracts. A typical FindNow installation includes the development of customized, Client-specific access to the service, and the design and implementation of client databases.
The FindNow service is generally provided on a two-year contract basis which provides for an initial setup charge and a monthly service fee.
These combined fees for the initial year of service typically range from $20,000 for a simple installation to greater than $100,000 for a complex corporate application. Ongoing services include hosting the FindNow service on the Company's servers, maintenance of the Client's locations database, and maintaining operation of the Client's FindNow interface. The setup and monthly service fees are determined based on a variety of factors, and may include the type of service selected, the number of Client locations supported, anticipated transaction volumes, geographies required and the level of service customization requested by the Client. In addition to standard services, the Company also offers other additional services which are priced and delivered on a project by project basis.

Business Presentation and Media Services.
 Prior to the sale of Cimarron, this subsidiary provided comprehensive business presentation services that ranged from simple graphic design to complete productions and presentations utilizing sophisticated multimedia presentations, multimedia authoring, production and project management. These services were generally provided on a time and materials basis or were billed based on a standard pricing list depending upon the nature of the service.

Research and Development
 The Company believes that its future success will largely be dependent on its ability to enhance the functionality of the FindNow system and to develop other related products and services. The Company's research and development efforts at the current time are influenced significantly by customer requirements. New features are customized initially for delivery to a single customer and then incorporated into future versions of the Company's products and services. The Company continually evaluates its products and services to determine what additional products or enhancements are required by its customers and plans to utilize both purchased technologies as well as internally developed software that will be integrated into the Company's products.

 The custom installation and service nature of the Company's FindNow system and other services was such that the Company did not incur direct research and development expense for the years ended
December 31, 1997 and 1996. However, the Company capitalized $250,248 during 1996 related to the development of its FindNow system in accordance with FAS 86 "Accounting for the Costs of Computer
Software to be Sold, Leased or Otherwise Marketed." The Company may incur significant direct research and development expenses in the future as it develops new Internet products and services or new capabilities for the FindNow system not developed in conjunction with specific customer projects.

Sales and Marketing
 The Company's sales efforts for its FindNow service rely primarily on direct sales contact, promotional mailings and referrals. The Company utilizes a staff of sales professionals headquartered in its Denver, Colorado offices that sell to national and international accounts. The Company's primary sales and marketing efforts have been directed at increasing the visibility of the FindNow product through the use of direct sales efforts, trade show exhibits and promotional mailings. The Company has recently added additional sales personnel and plans to further expand its sales and marketing efforts in 1998. The Company intends to leverage its acquisition of an exclusive license for Canadian geographic data as well as other recent data acquisitions by focusing significant sales efforts on customers who may require such data assets. Although InfoNow is initially targeting several selected vertical markets for FindNow, the Company believes that the market for FindNow includes every major national or multinational company that has multiple locations and could benefit from helping its consumers find them.

Customers
 The Company serves primarily medium to very large corporate organizations, including many Fortune 500 companies. The following table is a representative list of current clients of the Company:

American Airlines
Apple Computer
BancOne
Bank of America
Canadian Airlines
Cisco Systems
Citibank
Compaq Computers
Federal Express of Canada
First Union Bank
Fujitsu


H&R Block
IBM
Kenwood USA
Lexmark International
NationsBank
Royal Bank of Canada
3Com Corporation
Toronto Dominion Bank
United Healthcare
Visa International

 The Company has approximately 32 long term contracts for its FindNow service which contribute approximately equally to revenues. In addition the Company may perform significant initial setup work on a contract which may account for a significant portion of the Company's revenue in a given period. In 1997, two customers accounted for 29% of the Company's total revenues. A single customer accounted for 16% of the Company's total revenue in 1996. The Company anticipates that its revenues per customer will become less concentrated as more contracts for its FindNow services are awarded.

 The Company's backlog is composed of future monthly service fees for the Company's FindNow services, which range in terms from one to three years and are non-cancelable except for cause. As of February 28, 1998 the Company had $1,459,000 of backlog which represented 32 contracts for FindNow services.

Competition
 The market for teleservices applications and services is highly competitive and is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions or enhancements and rapid changes in customer requirements. As the growth in these markets continues, the Company expects that competition will continue to intensify. The markets for the Company's
FindNow system are in an early stage of development and no one competitor has established a dominant position in the market. The Company believes that the size and diversity within the teleservices markets will allow more than one supplier of products and services similar to those of the Company. However, it is possible that a single supplier may dominate one or more market segments. The Company is aware of several other providers of products and services that are in various stages of development which may compete with the Company's own offerings. In addition, the Company believes that as the markets continue to develop, it may face competition from new sources of competition, including (i) Web developers, (ii) systems integrators and consultants, (iii) call center outsourcing companies,
(iv) GIS tool providers, and (v) internal service groups within targeted clients. In some cases, these competitors are larger, more established and have substantially greater financial, technical and marketing resources than the Company. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's business, results of operations and financial condition.

 The Company believes the principal competitive factors relative to the FindNow(R) system are the functionality and features of the system, ability to adapt to specific customer needs, reliability, accuracy and "yield" of geocoding and mapping of locations, response time, product reputation based on client referrals, pricing relative to functionality offered, quality of customer support and the ability to develop strong customer relationships.

Intellectual Property
 The Company has received federal trademark registrations for the names "InfoNow(R)" and "FindNow(R)" and considers its FindNow software service, trade secrets, service marks and similar intellectual property as proprietary. The Company relies on a combination of copyright and trademark law, non-disclosure agreements and certain contractual provisions within its customer agreements to establish and maintain proprietary rights in the FindNow service and other intellectual property of the Company. However, these measures can afford only limited protection for the Company's intellectual property as it does not prevent competitors from independently developing equivalent or superior technology. While the Company may have a limited ability to prevent others from developing similar technologies, the Company believes that such protection is less significant to the future success of its business than other factors, including the knowledge, ability and experience of the Company's personnel in delivering service and support to its customers, the development of unique information assets, the strength of its ongoing product development activities, customer loyalty to the Company's products and the market position of the Company's products and services.

The Company believes that its products, trademarks, service marks and other proprietary rights do not infringe on the intellectual property rights of others. However, there can be no assurances that third parties will not assert infringement claims against the Company in the future, or that such assertions will not lead to litigation and the requirement that the Company pay a license fee or royalties to obtain intellectual property rights needed to sell its products and services.
Such royalties or licensing agreements, if required, may be unavailable or be available on terms unacceptable to the Company. The failure to receive needed licensing or royalty agreements could result in delays or interruptions in the Company's services and could have a material adverse impact on the Company's business, operating results and financial condition.

 The Company relies on certain software and geographic data that it licenses from third parties, including software and data that is integrated with internally developed software and used in the Company's FindNow system. There can be no assurance that these third party software licenses will continue to be available to the Company or will be available on terms acceptable to the Company. In addition, the Company is somewhat dependent upon the ability of the vendors of such third party software and data to enhance their current products on a timely and cost effective basis in order to meet changing customer needs. If the Company were not able to acquire software and geographic data licenses from its current vendors, equivalent software and geographic data would need to be developed or purchased and integrated into the Company's systems. Although other alternative sources exist for the technology and data embodied in these license agreements, the Company may not be able replace the functionality of its current systems or may not be able to successfully integrate new software and data into its current system. Delays and interruptions could occur in the FindNow service which would result in a material adverse impact on the Company's business, operating results and financial condition.

Employees
 As of February 13, 1997, the Company had a total of 22 full time employees including 5 in sales and marketing, 12 in software implementation, development, system operations, and customer support, and 5 in finance, management and administration. Outside contractors are used by the Company on an as-needed basis.

 InfoNow considers its relations with its employees to be good and has not experienced any interruption of operations as a result of labor disagreements. None of the Company's employees is subject to a collective bargaining agreement.

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

 The Company's principal server equipment and operations are housed and maintained by Rocky Mountain Internet at its operations center in Denver, Colorado. The Company has also recently completed the installation of a redundant operations site at Qwest Communications also located in Denver, Colorado. The Company's operations are dependent in part upon its ability to protect its operating systems against physical damage from fire, floods, power loss, telecommunications failures and similar events. Although these facilities have safeguard protections such as a halon fire system, redundant telecommunications access, off-site storage of backups and 24 hour systems maintenance support, the Company still may experience outages due to multiple failures of systems or area-wide natural disasters as both sites are located in Denver. In addition, despite the implementation of network security measures by the Company, its servers may still be vulnerable to computer viruses, and similar disruptions from unauthorized tampering with the Company's computer systems. The occurrence of any of these events could result in interruptions or delays in service to the Company's customers which could have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 3.  LEGAL PROCEEDINGS.

 There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

 No matters were submitted to a vote of shareholders during the three month period ended December 31, 1997.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SECURITY
HOLDER MATTERS.

 The following table sets forth the high and low bid price of the Company's Common Stock, reported for the fiscal periods indicated on the OTC Electronic Bulletin Board system, the principal market upon which such securities were traded under the symbol INOW. The Company's shares are also listed on the Vancouver Stock Exchange and are traded in US dollars under the symbol INOU.V. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.
As of February 13, 1998, there were approximately 180 holders of record of the Common Stock.

                                      High        Low
   Year Ending December 31, 1996
           First Quarter            $ 3.75      $ 2.00
           Second Quarter             3.00        1.38
           Third Quarter              1.88        0.75
           Fourth Quarter             2.13        1.25

   Year Ending December 31, 1997
           First Quarter            $ 2.93     $  1.50
           Second Quarter             2.41        0.87
           Third Quarter              0.69        0.19
           Fourth Quarter             0.81        0.22


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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

Overview
The Company develops, markets, and provides a suite of technology-based teleservices, called FindNow Referral Management Services, that are designed to help leading companies manage consumer and commercial referrals more efficiently and effectively.

This report includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipate," "believes," "expects," "future," "intends," and similar expressions identify forward-looking statements.

The Company's sells its FindNow services under multi-year contracts.
The client pays a setup fee for the initial installation of the service, and a monthly service fee for maintenance of the service thereafter. The Company currently has 32 contracts in its sales backlog, resulting in $1.459 Million in sales backlog, which is an increase of 107% since January 1, 1997.

Although the Company has experienced a significant increase in its backlog from sales of its FindNow service, the Company has also experienced significantly greater operating expenses during the same period. These increases in operating expenses are directly related to the expansion of technical and sales capabilities through the addition of personnel during the first half of 1997 and the establishment of the data center infrastructure necessary to deliver its FindNow service for a significant number of additional customers. These increases have not yet been offset by additional revenues from new contracts. The Company believes that most of its infrastructure costs, such as servers, technical personnel, telecommunications and certain of its data costs are largely fixed and are not expected to vary significantly with an increase in client contracts in the near future. In addition, the management of the Company believes that the majority of the infrastructure is in place to support a sufficient number of clients for the Company to achieve profitability. The Company's success in achieving profitability is primarily dependent on market acceptance and future sales of its FindNow service to additional customers to offset operating costs. Although significant selling efforts are underway to add new customer contracts, the limited operating history of the Company makes it difficult or impossible to predict the timing of these future sales.

Results of Operations
The results for the year ended December 31, 1996 include the sales and related costs of its FindNow operations and the results of its subsidiaries, Navigist and Cimarron. The Company sold the assets and operations of Cimarron on December 11, 1997 and it has been classified as discontinued operations for the years ended December 31, 1997 and 1996. In addition, the Company sold its Navigist operations on December 13, 1996. The statement of operations for the year ended
December 31, 1997 does not include the operations of Navigist and is not comparable with the operating results for the year ended December
31, 1996. The following pro forma statement of operations was prepared showing the effect of excluding the results of Navigist operations for the year ended December 31, 1996 and will be used in the analysis of the operations discussion that follows.


(dollars in thousands)
                                       Year Ended December 31,
                                        1997            1996
                                                 (Pro forma)
Revenues                              $1,053         $   345
Cost of Sales                          1,501             238
Administrative and Selling             1,540           1,265
Impairment of Asset                     (363)              -
Other (income) expense                   (16)             23
Net Loss from continuing
   operations                         (1,609)         (1,181)

Discontinued Operations                 (752)             95

Net Loss                             $(2,361)        $(1,086)


Comparison of Year Ended December 31, 1997 with Pro forma Year Ended December 31, 1996

Net Revenues. The Company's revenues from continuing operations consist primarily of setup and monthly fees from ongoing contracts for its FindNow service. Total sales from the Company's FindNow service increased by $708,000, or 205% for the year ended December 31, 1997, compared to the pro forma period in the prior year. The increased revenues were generated by additional contracts sold and implemented during the year. The Company recognized substantially no revenues from ongoing FindNow services prior to July 1996. During 1997 the number of FindNow contracts increased from two (2) active contracts at the beginning of 1997 to 21 active contracts as of December 31, 1997.

Cost of Sales. The cost of sales, as a percent of revenues, increased from 69% for the year ended December 31, 1996 to 142% for the year ended December 31, 1997. The total cost of sales also rose by 531% or $1,263,000. This increase is a result of increased costs in creating an infrastructure for delivering its FindNow service. These costs include technical personnel payroll, contract labor, data acquisition costs, depreciation and amortization for server equipment and capitalized software development, telecommunications and other costs related to operating the Company's data center.

Selling, General and Administrative. Selling, general and administrative expenses, as a percent of revenues, decreased from 367% of sales for the year ended December 31, 1996 to 146% of sales for the year ended December 31, 1997. The total amount of selling, general and administrative expenses increased by 21% or $275,000. This overall increase is primarily the result of the addition of sales personnel and other marketing and promotion costs in 1997. A portion of the increase can also be attributed to approximately $60,000 in expensed costs related to a proposed financing undertaken by the Company in the second quarter of 1997 which was not completed. General and administrative expenses are expected to decline as a percentage of revenues while selling and marketing expenses are expected to increase proportionately with revenues.

Non-operating Income (expense). Net non-operating income was $16,000 for the year ended December 31, 1997 compared to a net non-operating expense of $23,000 for the year ended December 31, 1996. The increase in interest income is primarily due to interest income on cash and cash equivalents.

Net Loss from continuing operations. The reported net loss of the Company for the year ended December 31, 1997 increased by approximately $428,000, or 36%, as compared to the pro forma results in the prior year. The results for the year ended December 31, 1997 include a non-cash gain of $363,060 related to the retirement of common shares originally issued in conjunction with the acquisition of Navigist. Without this non-cash charge, the net loss of the Company increased by 67% or $791,000 compared to the pro forma loss in the prior year. This increase is due primarily to additional cost of sales, and increases in selling and marketing expenses which increased faster than revenues during 1997.

Discontinued Operations. The results of operations of Cimarron have been classified as discontinued operations after its sale on December 11, 1997. The Company reported income from discontinued operations of $95,000 for the year ended December 31, 1996 compared to a loss of $752,000 for the year ended December 31, 1997. The figure for 1997 includes a charge for impairment of the goodwill related to the acquisition of Cimarron in 1995 and the gain recognized on the sale of Cimarron assets in December 1997. Without this charge, the Company would have reported income from discontinued operations of $86,000, or a decrease of 9% from the prior year which reflects declining revenues from the operations of Cimarron for the year ended December 31, 1997 as compared to the year ending
December 31, 1996. The declining revenues are a result of a shift away from 35mm slide productions and towards electronic presentations on programs such as Powerpoint which generally are produced in-house rather than outsourced.

Liquidity and Capital Resources;  Possible Need for Additional Financing

The Company had cash and equivalents of $325,000 at December 31, 1997, compared to $2,050,000 at December 31, 1996. Of this $1,725,000 decrease in cash, $1,205,000 was utilized in the operations of the Company, $314,000 was utilized in purchase of data and computer equipment, $100,000 was used to retire debt to a related party and $171,000 was used to service third party debt and pay financing acquisition costs.

The Company has made significant progress in commercializing its FindNow service during 1997. The Company has 32 clients in backlog as of February 28, 1998 compared to two (2) implemented contracts as of December 31, 1996. As a result of the implementation of these additional contracts, the Company significantly reduced the amount of cash utilized throughout 1997. Cash utilized during the year was $769,000, $652,000, $205,000 and $99,000 in the first, second, third and fourth quarters, respectively. The Company expects continued operating losses during the first two quarters of 1998, but anticipates that revenues from additional sales of its FindNow service will continue to reduce the amount of cash utilized in its operations.

The Company currently projects that available cash balances, together with projected cash flow from operations, will be sufficient to fund the Company's operations into 1998. These projections assume that the Company can continue to reduce cash used in its operations through additional revenues from new FindNow contracts and that overall operating costs of the Company will not change significantly as new client contracts are added. However, the timing or amount of new sales can not be accurately determined due to the limited operating history of the Company. Accordingly, an explanatory paragraph in the auditors report describing uncertainties concerning the Company's ability to continue as a going concern was included in the Company's audited financial statements dated December 31, 1997.

The Company has recently completed enhancements to its FindNow technology that it believes will broaden market acceptance of its offerings and enhance its ability to sell its FindNow technology to customer service and call center markets. The Company is currently in negotiations with several potential customers for this new expanded FindNow service. In addition, to these sales efforts, the Company is currently evaluating several other options to raise additional capital and is considering changes in its operations in the event that new sales do not materialize as anticipated or additional capital cannot be obtained externally. Options being considered include a small private placement, proceeds from the exercise of expiring "in-the-money" warrants, the sale-leaseback of certain owned equipment and reduction of operating costs of the Company.

The Company believes that its success in obtaining new contracts for its FindNow service will determine its need to raise additional capital from external sources. As the Company is not able to accurately predict the timing of new sales, it has not yet determined what action or combination of actions the Company may take to assure continuation of operations. However, in the event that the market acceptance of the Company's products and services is not as robust as anticipated, competition is greater than anticipated, development of new products or enhancement of existing products is costlier or slower than expected, or the Company's projections otherwise prove to be inaccurate, the failure to obtain needed financing would have a material adverse effect on the Company's business.

Impact of the Year 2000 Issue

The Year 2000 Issue is the result of certain computer programs being written using two digits rather than four to indicate the applicable year. As a result, computer programs with date-sensitive software may incorrectly recognize a date using "00" as the year 1900 rather than the year 2000. Such an error could result in a system failure or miscalculations resulting in disruptions of operations, including a temporary inability to process normal business transactions.

The Company has recently examined its production and internal administrative systems for year 2000 issues. As a result of that review, the Company has determined that no significant modifications will be required to make their systems year 2000 compliant and does not expect that any modifications required will have a material impact on its business, operations or financial condition.

FORWARD LOOKING STATEMENTS AND RELATED BUSINESS RISKS AND
ASSUMPTIONS

The Company's actual results may vary materially from the forward looking statements made above. The Company intends that such statements be subject to the safe harbor provision of the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company's forward-looking statements include the plans and objectives of management for future operations and relate to: (i) the ability of the Company to generate future sales of the Company's FindNow service, (ii) market acceptance of the FindNow service,
(iii) success of the Company in forecasting and meeting the demands of the customers of the FindNow service, including maintaining technical performance of the system as new FindNow customers are added,
(iv) ability to obtain financing to purchase equipment needed to provide service to additional FindNow customers, (v) ability to maintain pricing and thereby maintain adequate profit margins on its products and services, (vi) ability to retain qualified technical personnel
(vii) ability to control development costs of FindNow service within current budgeted levels, (viii) and the ability of the Company to raise additional capital if needed to fund current operations.

The foregoing assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's ability to control. There are also other risks which could cause the Company's revenues or costs to vary markedly from the forward-looking statements made above, such as the risk that the market demand for the FindNow may not develop as expected or if it does develop, that the Company will not be able to generate sufficient sales to fund its operations. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. Any statements should not be regarded as presentation by the Company or any other person that the Company's objectives or plans will be achieved.

ITEM 7.  FINANCIAL STATEMENTS.

See pages F-1  through F- 20  of this Form 10-KSB.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

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

During the two fiscal years ended December 31, 1995 and 1994, and the interim period subsequent to December 31, 1995, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which would have caused the former accountants to make reference in their report to such disagreements if not resolved to their satisfaction.

Arthur Andersen's reports on the financial statements for the years ended December 31, 1995 and 1994 contained no adverse opinion or disclaimer of opinion and were not modified as to audit scope or accounting principles except for an explanatory paragraph regarding the Registrant's ability to continue as a going concern. Arthur Andersen LLP furnished the Company with a letter addressed to the Commission stating that it agreed with the above statements.


PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Incorporated by reference from the portion of the proxy statement entitled "Proposal 1-Election of Directors".

ITEM 10.   EXECUTIVE COMPENSATION.

Incorporated by reference from the portion of the proxy statement entitled "Executive Compensation".

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Incorporated by reference from the portion of the proxy statement entitled "Security Ownership of Certain Beneficial Owners and Management".

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the portion of the proxy statement entitled "Certain Transactions"

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

   (a)     Exhibits

           Included as exhibits are the items listed on the Exhibit Index. The Registrant will furnish a copy of any of the exhibits listed below upon payment of $5.00 per exhibit to cover the costs to the Registrant of furnishing such exhibit.

    (b)   Reports on Form 8-K filed during the quarter ending December
          31, 1997.

          Form 8-K dated December 11, 1997, relating to the sale of assets from Cimarron International, Inc., to Cimarron Dog and Pony Company, Inc.





SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange
Act, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 1998


INFONOW CORPORATION

By:    /s/ Michael W. Johnson, President
       Michael W. Johnson, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 Signature

 Title
 Date
 /s/_Michael W. Johnson
 Michael W. Johnson

Chief Executive Officer,
President  and Director
(Principal Executive Officer)
March 6, 1998

/s/ Kevin D. Andrew
 Kevin D. Andrew

Chief Financial Officer,
Treasurer and Secretary
(Principal Financial and Accounting Officer)

March 6, 1998

/s/ Nahum Rand
 Nahum Rand


Chairman and Director
March 6, 1998
/s/ Donald E. Cohen
 Donald E. Cohen

Vice Chairman and Director
March 6, 1998
/s/ Duane H. Wentworth
 Duane H. Wentworth

Director
March 6, 1998
/s/ Michael D. Basch
 Michael D. Basch

Director
March 6, 1998


EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

  3.1   Certificate of Incorporation of the Company, as Amended. (A)
  3.3   Bylaws of the Company, as Amended. (B)
  4.1 Form of Common Stock Certificate for the Registrant's Common Stock, $.001 par value per share. (B)
  4.4   Form of Class C Warrant. (C)
 10.3 Conversion Agreement by and between the Registrant and Gilman Securities Corporation dated as of August 19, 1993. (D)
 10.14  InfoNow Corporation 1990 Stock Option Plan, as amended. (A)
 10.27 Opus Agreements to Provide Financial Advisory Services dated May 23, 1995, July 17, 1995, August 2, 1995 and October 10, 1995. (E)
 10.29 Employment Agreement between the Company and W. Brad Browning dated January 9, 1996. (E)
 10.30 Employment Agreement between the Company and Kevin D. Andrew dated March 1, 1996. (E)
 10.32 Agreement between the Company and Environmental Systems Research Institute, Inc. ("ESRI") dated March 6, 1996. (E)
 10.33  Stock Purchase and Sale Agreement by and among VDC Paradigms,
         Inc., Craig Michaelis, David Wertzberger and InfoNow Corporation dated December 13, 1996. (A)
 10.35 Asset Sale Agreement for sale of assets to Cimarron Dog and Pony Company, Inc., dated December 11, 1997.
 10.36 Employment Agreement between the Company and Michael W. Johnson dated January 1, 1998.
 10.37 Agreement for incentive payment in the event of sale of the Company between the Company and Michael W. Johnson dated October 23, 1997.
  16.1  Letter from Arthur Andersen LLP dated January 27, 1997.(F)
  23.1  Consent of Hein + Associates LLP
  27.1  Financial Data Schedule

_______________________
(A) Incorporated by reference from the Company's Annual Report or Form 10-K for the year ended Decemeber 31, 1996.
(B) Incorporated by reference from Registration Statement No. 33-43035 on Form S-1 dated February 14, 1992.
(C) Incorporated by reference from Post-Effective Amendment No. 2 to Registration Statement No. 33-43035 on Form S-1 dated July 13, 1993.
(D) Incorporated by reference from Post-Effective Amendment No. 3 to Registration Statement No. 33-43035 on Form S-1 dated September 30, 1996.
(E) Incorporated by reference from the Company's Annual Report on Form 10-K for year ended December 31, 1995.
(F) Incorporated by reference from the Company's Current Report on Form 8-K dated January 27, 1997.


INFONOW CORPORATION AND SUBSIDIARIES
 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Auditors                                       F-2

Consolidated Balance Sheets -- December 31, 1997 and 1996            F-3

Consolidated Statements of Operations for the years ended
   December 31, 1997 and 1996                                        F-4

Consolidated Statements of Stockholders Equity for the years ended
   December 31, 1997 and 1996                                        F-5

Consolidated Statements of Cash Flows for the years ended
   December 31, 1997 and 1996                                        F-6

Notes to Consolidated Financial Statements                           F-7




INDEPENDENT AUDITOR'S REPORT


Board of Directors
InfoNow Corporation and Subsidiaries
Denver, Colorado


We have audited the accompanying consolidated balance sheets of INFONOW CORPORATION and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InfoNow Corporation and subsidiaries, as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

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

HEIN + ASSOCIATES LLP


Denver, Colorado
February 13, 1998
                                F-2




              INFONOW CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
      (US Dollars in Thousands, except per share information)

                                                     December 31,

ASSETS                                               1997      1996
                                                     ----      ----
Current Assets:
   Cash and equivalents                          $    325   $ 2,050
   Accounts receivable                                177       161
   Prepaids and other current assets                   20        99
                                                 --------   -------
      Total current assets                            522     2,310

Property and equipment, net                           647       693
Capitalized software development costs, net
   of accumulated amortization of $384
   and $141 in 1997 and 1996 repectively              146       363
Goodwill, net of accumulated amortization
   of $108 in 1996                                      -       913
Other assets and deferred charges                       9        11
                                                  -------    ------
   Total Assets                                   $ 1,324   $ 4,290
                                                  =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable - current portion                $   209   $   210
      Convertible notes payable to related party        -       100
      Accounts payable and accrued expenses           402       412
      Unearned revenue and prepaid service fees       263       228
      Deferred compensation                             5        76
                                                  -------   -------
         Total current liabilities                    879     1,026

NOTES PAYABLE, net of current portion                  47        92

COMMITMENTS AND CONTINGENCIES
    (Notes 10 and 11)

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value; 1,962,335
      shares authorized, none issued or outstanding     -         -

   Common stock, $.001 par value; 15,000,000
      shares authorized, 5,364,179 and 5,515,164
      issued and outstanding at December 31, 1997
      and 1996 respectively                             5         6

      Additional paid-in capital                   21,904    22,316
      Accumulated deficit                         (21,511)  (19,150)
                                                  --------  --------
      Total stockholders' equity                      398     3,172
         Total Liabilities and Stockholders'      --------  --------
            Equity                                $ 1,324   $ 4,290
                                                  =======   ========

  The accompanying notes are an integral part of these financial statements

                                    F-3


                  INFONOW CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
            (US Dollars in Thousands, except per share information)

                                      For the Years Ended December 31,
                                                       1997      1996
                                                       ----      ----
SALES                                              $  1,053   $ 1,124

OPERATING EXPENSES:
   Cost of sales and direct project related costs     1,501       732
   Selling and marketing                                575       231
   General and administrative                           965     1,772
   Impairment of long-lived assets                     (363)    1,540
                                                    -------   -------
   Total operating expenses                           2,678     4,275
                                                    -------   -------

Loss from operations                                 (1,625)   (3,151)

OTHER INCOME (EXPENSE):
    Gain (Loss) on disposition of assets                  2       (15)
     Interest income                                     40        13
     Interest expense                                   (26)      (34)
                                                     ------     -----
                                                         16       (36)

Loss from continuing operations                      (1,609)   (3,187)

Discontinued operations
   Income from operations of Cimarron Int'l              86        95
   Loss on disposal of Cimarron                        (838)        -
                                                    -------   -------
Net loss                                            $(2,361)  $(3,092)
                                                    ========  ========

Basic and Diluted EPS per common share:
   Continuing operations                            $ (0.30)  $ (0.89)
   Discontinued operations                            (0.14)     0.03
                                                    --------  -------
Net loss                                            $ (0.44)  $ (0.86)
                                                    ========  ========

  The accompanying notes are an integral part of these financial statements

                                  F-4



                   INFONOW CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS
                          OF STOCKHOLDERS' EQUITY
               For the Years ended December 31, 1997 and 1996
           (US Dollars in Thousands, except per share information)

                                                   Additional
                                 Common Stock        Paid-in      Accumulated
                               Shares     Amount     Capital       Deficit
                             ---------   --------    --------     -----------
BALANCES, January 1, 1996    3,183,567   $     3     $ 19,478      $ (16,058)

 Issuance of common stock
in conjunction with the
exercise of employee stock
options                         15,708         -           20              -

 Issuance of common stock
in conjunction with the
exercise of warrants           469,554         -          188              -

 Return of common stock
to treasury from escrow,
subsequently retired           (92,000)        -           -               -

 Non-cash charge related
to the issuance of
warrants to purchase
115,000 shares of common
stock to ESRI                        -         -         253              -

 Common stock issued to
three officers of the
Company valued at $1.12
per share in exchange
for $95,000 cash, and
$93,000 in deferred
salaries and expenses         167,112          -         188              -

 Common stock valued at
$1.40 per share for cash
in December 1996 private
placement net of cash
offering costs of
$57,868. Includes 50,000
shares issued to
placement agent as
compensation for
services rendered in
placement                    2,045,273         2      2,712              -

 Shares retired in
conjunction with sale of
Navigist, Inc.                (274,050)        -      (523)              -


 Net loss                             -        -         -          (3,092)


 BALANCES, December 31,
 1996                         5,515,164   $    5   $ 22,316       $(19,150)

 Issuance of common
stock in conjunction
with the exercise of
employee stock options            2,819        -         4              -

 Retirement of common
stock                          (153,804)       -      (364)             -

 Offering costs and
expenses for
December 6, 1996 private
placement                             -        -      (55)             -

  Non-cash charge
related to the issuance
of options to purchase
common stock issued to a
consultant to company                 -        -        3              -

 Net loss                             -        -        -         (2,361)

 BALANCES, December 31,
1997                           5,364,179    $  5   $ 21,904     $(21,511)
                               =========    ====   ========     =========

 The accompanying notes are an integral part of these financial statements

                                   F-5



                 INFONOW CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (US Dollars in Thousands)

                                          For the Years Ended December 31,
                                                1997            1996
                                                ----            ----
CASH FLOWS USED IN OPERATING ACTIVITIES:


 Net loss                                $   (2,361)       $   (3,092)

 Adjustments to reconcile
net loss to net cash used
in operating activities:

 Depreciation and
amortization                                   619                508

 Loss on disposal of
business segment                               838                  -

 Impairment of long-lived
asset                                         (363)             1,540

 Loss on disposal of
property and equipment                          (1)                15


 Compensation expense
recognized in connection
with stock option and
warrant issuances                                3                  -


 Other                                           -                 (8)


Changes in operating assets
and liabilities:
 Accounts receivable                           (74)               204
 Other current assets                          137                (64)
 Other assets and deferred charges               2                 (8)

 Accounts payable and
other liabilities                              (57)               365
 Unearned revenues                              52                175
    Net cash used in                        ------             -------
operating activities                        (1,205)              (365)


 INVESTING ACTIVITIES:
  Purchase of property and equipment          (134)              (693)
 Disposition of subsidiaries                    85                (97)
 Acquisition of geographic data               (180)                 -
 Additions to capitalized software             (26)              (250)
 Proceeds from sale of property
  and equipment                                  6                  2
                                             -----              -----
    Net cash flows used in
      investing activities                   (249)             (1,038)

FINANCING ACTIVITIES:
 Net proceeds from issuance of
   common stock                               (55)              2,809
 Proceeds from exercise of
   options and warrants                         4                 209
 Proceeds from notes payable                    -                 417
 Proceeds (payment) of related
   party note                                (100)                100
 Principal payments on
    debt obligations                         (120)               (314)
      Net cash provided by                  -------            -------
      (used in) financing activities         (271)              3,221

 Net increase (decrease)
    in cash and equivalents                (1,725)              1,818
                                          --------            -------
 CASH AND EQUIVALENTS,
   beginning of period                      2,050                 232
                                          --------            -------
 CASH AND EQUIVALENTS, end of period      $   325             $ 2,050


  The accompanying notes are an integral part of these financial statements

                                    F-6


Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Organization and Business Activity
   The Company was incorporated under the laws of the State of Delaware on October 29, 1990, and was initially focused on the sale of software through the use of encrypted CD-ROM technology. In 1995, the Company fundamentally changed its business and began developing its FindNow system to provide referral management services to large corporate clients which can be deployed through their Internet sites and call centers via the Internet or private frame relay connection. The Company ceased selling software using encrypted CD-ROM technology in September 1995.

As part of its strategy, the Company acquired Cimarron
International, Inc. ("Cimarron") and Navigist ("Navigist") in 1995 in order to utilize resources and capabilities of these companies to complete the Company's change in strategic direction as well as to provide an operating infrastructure and revenues as the Company completed its transition. The Company sold Navigist on December 13, 1996, and completed the sale of Cimarron on December 11, 1997. A full discussion of the sale of these two subsidiaries is contained in "Note
2. Discontinued Operations" of these financial statements.

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

c. Revenue Recognition
   The Company derives revenue by providing implementation and hosting services for its FindNow service. Prior to its divestiture of Cimarron and Navigist, the Company also generated revenues from several other sources including the production of Multimedia and 35mm slide presentations, and the provision of network engineering and consulting services.

   The Company recognizes revenue using the percentage-of-completion method on its FindNow implementations. Revenues are recognized based on labor costs incurred and total expected labor costs as well as engineering estimates of percent complete. Revenue is recognized upon completion, delivery and acceptance by the customer for design and imaging services as such services are of short duration from order to completion. For certain projects, the Company invoices for work yet to be performed. These prebillings, together with cash received prior to performing services, are reflected as unearned revenue and prepaid service fees in the accompanying balance sheets.

d. Property and Equipment
   Property and equipment are stated at cost. Replacements, renewals and improvements are capitalized and costs for repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over estimated useful lives of three to five years.

e. Consolidation
As of December 31, 1997, the financial statements include all accounts of InfoNow Corporation. The operating results of Cimarron are included through December 11, 1997 and the operating results of its former subsidiary, Navigist, were included through December 13, 1996. All significant intercompany accounts and transactions have been eliminated in consolidation.

f. Software Development Costs
In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"), software development costs, which consist primarily of salaries and related costs, purchased software, contract labor costs and other direct expenses, are expensed as research and development costs prior to the establishment of technological feasibility. Technological feasibility for the Company's software products is generally based upon achievement of a detailed program design free of high risk development issues. After technological feasibility is established for a product, all software development costs are capitalized until the product is ready for delivery. Subsequent software maintenance costs are expensed as operating costs as incurred. Amortization of capitalized computer software cost is provided on a product-by-product basis at the greater of the amount computed using the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or the straight line method over the remaining useful economic life of the product (generally for two years). Approximately $529,981 in software development costs have been capitalized in conjunction with the development of the Company's FindNow system at December 31, 1997, including a $253,382 non-cash provision related to the fair value of options issued to ESRI (Note 8). The Company amortized $243,583 and $140,871 of these capitalized costs for the years ended December 31, 1997 and 1996, respectively.

g. Research and Development Costs
The Company's current research and development efforts are influenced significantly by customer requirements. New features are customized initially for delivery to a single customer and then incorporated into future versions of its service. As a result, all development costs were recorded as cost of sales and the Company did not record any research and development expense in 1997 or 1996.

h. Goodwill
The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 121") for its fiscal year ended December 31, 1995, for the purpose of evaluating its long lived assets which consist principally of goodwill. The Company evaluates its goodwill at each financial reporting date to determine if events or circumstances indicate that an impairment has occurred. In accordance with SFAS 121, management has estimated expected future undiscounted cash flows from identified assets and compared those values to the related carrying value of those assets to determine if an asset impairment has occurred. During 1996, as a result of its review of long-lived assets as required by SFAS 121, the Company took a non-cash charge against operating results in the amount of $1,539,806 as a write down of all goodwill related to its acquisition of Navigist, Inc. The Company sold this subsidiary on December 13, 1996.

During 1997, the Company sold Cimarron resulting in a write-off of all goodwill related to its acquisition in the amount of $861,921. The Company no longer carries any goodwill or records any related to amortization as a result of this transaction.

i. Cash and Cash Equivalents
   For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents.

j. Net Loss Per Common Share
The loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128). FAS 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and Diluted EPS were the same for 1997 and 1996 because the Company had losses from operations and therefore, the effect of all potential common stocks was anti-dilutive.

Options to purchase 1,478,579 shares of common stock, and warrants to purchase, 2,033,888 shares of common stock were outstanding at December 31, 1997. See Note 8, Stockholders' Equity, for a detailed discussion of the options and warrants issued by the Company.

k. Stock Compensation Expense.
   The Company records its stock compensation expense in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires all companies to adopt a fair value based method to measure compensation cost of issued stock options and similar instruments issued to employees using a Black-Scholes model or other comparable method. The Company has elected an option under SFAS 123 that allows a Company to continue to recognize compensation cost for employees in accordance with the guidance in APB No. 25 and disclose the proforma results of operations as if SFAS 123 been applied to the financial statements. Transactions in which the Company issues stock options or other equity instruments to acquire goods or services from nonemployees are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

l. Impact of recently issued accounting standards.

   Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards 131 "Disclosures About Segments of an Enterprise and Related Information" were recently issued. Statement 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. Statement 131 supersedes Statement of Financial Accounting Standards 14 "Financial Reporting for Segments of a Business Enterprise," Statement 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. Statement 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Statements 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

m. Reclassifications
   Certain amounts in the prior year financial statements have been reclassified to conform with the current year classifications. Such reclassifications had no effect on net loss.

Note  2.  DISCONTINUED OPERATIONS

a. Cimarron International, Inc.
   On December 11, 1997, the Company sold the operations of its wholly-owned subsidiary, Cimarron International, Inc. ("Cimarron"), to Cimarron Dog and Pony, Inc. ("Dog and Pony") through an asset sale for total proceeds of $85,000 in cash. After execution of this transaction, the Company ceased all operations of Cimarron and liquidated the subsidiary on December 19, 1997.

As part of the sale transaction, the Company executed an agreement which provides that Dog and Pony shall pay 25% of all quarterly gross profits in excess of $116,500 to the Company until the earlier of: (i) March 31, 2001, or (ii) until payments total $100,000. Dog and Pony is owned by a director of the Company and the former owner of Cimarron prior to its acquisition by the Company in 1995.

The results of Cimarron's operations have been classified as discontinued operations in the accompanying financial statements. The recorded loss on the sale includes a non-cash charge to impairment of goodwill of $861,921. Cimarron recorded sales of approximately
$852,000 during its 1997 fiscal year prior to its sale on December 11, 1997 and $1,082,000 in 1996.

b.  Navigist, Inc.

   On December 13, 1996, the Company sold all the common shares of Navigist to VDC Paradigms, Inc., which is owned by two of the principal operating managers of Navigist. The Company received 274,050 shares of InfoNow common stock and the surrender of notes held by the buyers amounting to $27,940 in consideration for the sale of Navigist. As part of the transaction, the Company also made a cash payment of $97,000 to the buyers, canceled all intercompany balances owed by Navigist to InfoNow and Cimarron International, Inc., amounting to approximately $490,400 and forgave a note owed by Navigist to InfoNow in the amount of $142,500. In addition, the Company also retired the remaining notes payable, amounting to $22,060 issued in the original acquisition of Navigist by the Company in August 1995 in order to facilitate the completion of the transaction.

c.  Unaudited Pro Forma Financial Information

   The following pro forma information for the years ended December 31, 1997 and 1996 assumes that the disposition of Navigist and Cimarron took place on January 1, 1996. As the results presented are prepared on a pro forma basis, they do not necessarily represent what the Company's results would actually have been if such transactions had in fact occurred on that date. The consolidated financial statements of the Company for the year ended December 31, 1996, include a provision of $1,539,806 for the impairment of goodwill relating to the acquisition of Navigist.

                                 1997          1996
                 (In thousands, except per share amounts)
    Revenues                    $1,053         $345
    Net loss                    (1,547)      (1,181)
    Net loss per share          $(0.29)      $(0.34)

Note 3.  INCOME  TAXES
   The Company accounts for its tax liabilities in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets are then reduced by a valuation allowance for amounts which do not satisfy the realization criteria of SFAS 109.

At December 31, 1994, the Company had a net operating loss carryforward for income tax purposes of approximately $14,350,000. Because the Company experienced a significant change in control and substantially changed its business on May 22, 1995 as described in
Note 1, the Company believes that, under current tax regulations, the utilization of tax loss carryforwards will be limited to loss carryforwards generated after May 23, 1995, which amount to approximately $5,935,000 as of December 31, 1997.



The significant components of the net deferred tax asset consist of the following:

                                                    December 31,
                                                 1997          1996
                                                   (In thousands)
Capitalized software                     $   (54)      $   (40)
Net operating loss carryforwards           2,200           706
Deferred compensation                          2            28
                                         _______       _______
Deferred tax asset, net                    2,148           694
                                         -------       -------
Less - valuation allowance                (2,148)         (694)
                                         $    --       $    --
                                         =======       =======

   The benefits of the Company's net operating loss carryforwards and other temporary differences as of December 31, 1997 and 1996, do not satisfy the realization criteria set forth in SFAS No. 109 and accordingly, the Company has recorded a valuation allowance for the entire net deferred tax asset. The valuation allowance increased by $1,453,000 due to the current year loss.

Note 4.  PROPERTY AND EQUIPMENT
Property and Equipment consist of the following:
                                                   December 31,
                                                 1997      1996
                                                  (In thousands)
Computer equipment                           $   773     $   763
Furniture and fixtures                            90         110
Computer software and geographic
  data licenses                                  334         167
                                              -------    -------
                                               1,197       1,040
Less accumulated depreciation
  and amortization                              (550)       (347)
                                              -------     -------
Property and equipment, net                  $   647      $  693
                                             ========     =======

   In connection with the sale of Cimarron International (Note 2), the Company sold and wrote-off certain property which resulted in the reduction of approximately $119,919 of property cost and $76,946 of accumulated depreciation in 1997.


Note 5. LONG TERM DEBT

a.  Summary of Long Term Debt
                                                              December 31,
                                                           1997          1996
                                                             (In Thousands)
Term loan payable to a bank, collateralized by all
property and equipment, bearing interest at prime
plus 1.25% (total of 9.75% at 12/31/97) due in
monthly installments of $3,817 to December 1999.         $  81       $   117

Capital lease obligation bearing interest rate at 15%,
due in monthly installments of $497 to November 1999,
collateralized by equipment under the lease.                10            14

Non-interest bearing short term obligation payable
to ESRI in connection with development of FindNow
system, without collateral. This obligation is currently
in dispute andthe payment date, if any, has not been
determined.  See Note 6.                                   150           150

Promissory note payable to officer of Company,
collateralized by all accounts receivable, bearing interest
at prime plus 2.75% (total of 11.25% at 12/31/96), interest
only payments due monthly, principal paid in full during
1997.  Convertible into 33,333
 shares of common stock.                                     -           100

Notes payable to suppliers, at varying interest
 rates and maturities ranging from January 1997
to June 2000                                                15            21
                                                         -----         -----
                                                           256           402

Less current portion                                      (209)         (310)
                                                         ------       ------
Long-term portion                                        $   47       $   92
                                                         ======       ======


b.  Maturities of Long Term Debt

   Future minimum lease payments under capital leases and annual maturities of other long-term debt at December 31, 1997 are as follows:

                       Year ending December 31,
                      1998                 $    209
                      1999                       47
                                          ---------
                                          $     256
                                          =========

   The Company paid $26,000 and $34,000 for interest during the years ended December 31, 1997 and 1996 respectively, including $6,000 and $14,000 paid to related parties in the years ended December 31, 1997 and 1996, respectively.

Note 6.  SUPPLEMENTAL CASH FLOW INFORMATION

   The Company had the following significant non-cash transactions:

   During 1997, the Company completed a non-cash transaction in which the Company financed its Directors and Officers insurance premium with a note from AFCO Credit Corporation ("AFCO") for approximately $61,000. The Company also completed a non-cash transaction in which the Company financed the purchase of certain computer equipment with a note from Sun Microsystems Finance for approximately $13,000.

   During 1996, the Company completed a non-cash transaction with Environmental Research Institute, Inc. ("ESRI"), in which the Company received computer equipment and software licenses from ESRI in exchange for an obligation. The remaining obligation, amounting to $150,000, as of December 31, 1996 and 1997, has been recorded in the notes payable-current portion caption on the balance sheets. This obligation is currently in dispute as the Company believes that certain requirements of the original agreement have not yet been met. The Company also recorded a non-cash charge of $253,000 related to a warrant to purchase 115,000 common shares of the Company stock issued to ESRI in accordance with the guidance of SFAS 123. This charge was recorded as capitalized software and $53,000 and $126,000 of this charge was amortized in 1996 and 1997 respectively. The Company also issued 167,112 shares of common stock in exchange for cash and cancellation of $143,000 in current liabilities (Note 8).

Note 7.  RELATED PARTY TRANSACTIONS
   On March 29, 1996, the Company executed a promissory note to the Chief Financial Officer of the Company in the amount of $100,000 collateralized by all the receivables of the Company. The note was due in March 1997 bearing interest at prime plus 2.75 percent. The note was subsequently extended to June 30, 1997, and was then paid on June 30, 1997.

   In a separate transaction, a vice-president of the Company advanced $50,000 to the Company as a short term non-interest bearing loan. On September 13, 1996, this loan was exchanged for 44,444 shares of common stock valued at $1.12 per share.

Note 8.  STOCKHOLDERS' EQUITY

a.  Preferred Stock
   Shares of preferred stock may be issued from time to time in one or more series, with the rights and powers of each series set by the Board of Directors. Of the 1,962,335 authorized shares, 213,483 have been designated as Series A Convertible Preferred Stock.

   The Series A Convertible Preferred Stock is convertible to common at the rate of four shares of common for one share of preferred. The Series A Convertible Preferred Stock has a liquidation value of $1.593 per share and the holders have voting rights on an as-converted basis. No preferred stock was outstanding as of December 31, 1997 or 1996.

b. Significant Equity Transactions
   On March 18, 1997, the Company retired 153,562 shares of the Company's stock in exchange for modifications to the provisions of an agreement with a former officer and director of the Company. The returned shares were valued at $2.38, which represented the approximate fair value of the stock at the transaction date. The gain was recorded as a reduction of impairment of long-lived assets.

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

   Total gross proceeds from the sale of Units were $2,793,000. Total cash commissions paid or to be paid in conjunction with the placement amounted to $50,000. In addition, 50,000 shares of common stock were issued to Haywood Securities for corporate financial services rendered in conjunction with the private placement. The Company also issued 305,000 warrants to purchase common stock at $1.40 per share and expense reimbursements amounting to $15,000 will be paid to two parties which facilitated the sale of the Units in conjunction with the placement.

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


c. Stock and Warrant Compensation
   The Company applies APB Opinion No. 25 and related interpretations in accounting for options and warrants issued to employees. Accordingly, no compensation cost has been recognized for issuances of options and warrants to employees at exercise prices not less than the market value of the Company's common stock on the grant dates. Had compensation cost for the Company's plans been determined consistent with FASB Statement No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                      1997          1996
                        (In thousands, except per share amounts)
Net Loss                 As Reported      $(2,361)   $(3,092)
                         Pro Forma         (2,962)    (3,474)
Primary Earnings
Per Share                As Reported     $  (0.44)   $ (0.86)
                         Pro Forma       $  (0.55)   $ (0.97)

The fair value of each grant was determined using the Black-Scholes option pricing model with the following assumptions used for grants for 1997 and 1996: risk free interest rate of 6.50%; no expected dividend yield; expected lives of 5 years or the contractual term of the option or warrant, whichever is less and assumed volatility of approximately 242% and 133% in 1997 and 1996, respectively. The weighted average contractual term of the options was 10 years compared to a weighted average expected term of 5 years.

During 1996, the Company capitalized $253,000 into software development costs related to the issuance of warrants to ESRI in accordance with SFAS 123 which is being amortized over two years. The Company recorded $126,00 and $53,000 of amortization expense related to this charge for the year ended December 31, 1997 and 1996 respectively.

d. Stock Option Plan
   The Company has a Stock Option Plan (the "Plan") to provide officers and other key employees options to purchase shares of the Company's common stock. On March 28, 1997, the Board of Directors approved an increase in the amount of shares issuable under the plan from 1,000,000 to 1,700,000. Under the terms of the Plan, the Board of Directors may grant officers and key employees either "non-qualified" or "incentive stock options" as defined by the Internal Revenue Service code and regulations and may grant non-qualified options to non-employee directors. Under the terms of the Plan, the purchase price of the shares subject to an option will be the fair market value of the Company's common stock on the date the option is granted. If the grantee owns more than 10% of the total combined voting power or value of all classes of stock on the date of grant, the purchase price shall be at least 110% of the fair market value at the date of grant and the exercise term shall be up to five years from the date of grant. All other options granted under the Plan are exercisable up to 10 years from the date of the grant. Options issued under the Plan generally vest over a three year period.

A summary of the status of the Company's stock option plan as of December 31, 1997 and changes during the years ended on those dates is presented below:


                                 1997                           1996
                             ---------------------     ---------------------
                                           Weighted               Weighted
                                           -Average               -Average
Fixed                                      Exercise                Exercise
Options                       Shares         Price       Shares     Price
                              ------       --------     -------    --------
Outstanding at
 beginning of year           720,745       $  2.40       503,501   $  3.06
Granted                    1,606,281          1.59       474,842      2.25
Exercised                     (2,819)         1.30       (15,708)     1.30
Forfeited                   (845,628)         2.49      (241,890)     3.55
Outstanding at             ----------                   ---------
 end of year               1,478,579          1.47       720,745      2.40
Options exercisable at     =========                    ========
year-end                     770,978                     235,258
Weighted-average
   fair value                 $1.58                       $2.23
   of options
   granted during the year


The following table summarizes information about fixed stock options outstanding at December 31, 1997:

           Options Outstanding                             Options Exercisable
--------------------------------------------------------   --------------------
                               Weighted        Weighted-               Weighted
Range of         Number        Average         Average      Number     -Average
Exercise        Outstanding   Remaining        Exercise   Exercisable  Exercise
Prices          at 12/31/97  Contractual Life    Price    at 12/31/97    Price
 $.45 to 1.30     263,584       7.5 years        $  .95         107,542  $1.15
 1.40             811,993       9.8                1.40         430,365   1.40
 1.50 to 1.88     170,717       9.0                1.77         104,563   1.79
 1.91 to 2.56     232,285       8.4                2.09         128,508   2.14
                ---------                                       -------
  .45 to 2.56   1,478,579       9.1                1.47         770,978   1.54
                =========                                       =======

   In April 1997, the Board of Directors of the Company repriced the options held by certain employees. A total of 277,288 employee options ranging in exercise prices from $2.56 to $4.43 were repriced at $2.11 per share which approximated the estimated fair market value of the Company's common stock on the date of repricing.

   In October 1997, the Board of Directors of the Company issued to the President of the Company options to purchase 573,993 shares of the Company's common stock for $1.40 per share in exchange for the surrender of all current compensations-related options representing the right to buy 257,243 shares of the Company's common stock.

   In November 1997, the Board of Directors of the Company awarded options to a consultant as compensation for his services in locating additional sales personnel. A non-qualified option to purchase 7,500 shares of the Company's common stock was issued with an exercise price of $.453, which approximated the estimated fair market value of the Company's common stock on the date of issuance.

e. Stock Warrants
A summary of the status of the Company's Warrants as of December
31, 1997 and 1996 and changes during the years ended on those dates is presented below:

                               1997                       1996
                      -----------------------    -----------------------
                                     Weighted                   Weighted
                                     -Average                   -Average
                                     Exercise                    Exercise
Warrants               Shares          Price          Shares       Price
--------               ------        -------          -------     ------
Outstanding at
beginning of year    2,666,759         19.01         1,865,318    $ 26.88
Granted                      -             -         1,586,194      1.65
Exercised                    -             -          (469,554)      1.30
Forfeited             (632,871)        66.80          (315,199)      6.01
                     ----------       ------         ----------    ------
Outstanding at
end of year          2,033,888          4.14          2,666,759     19.01
                     =========        ======          =========    ======
Warrants
exercisable
 at year-end         2,029,167                        2,648,523
Weighted-average
 fair value of
 warrants granted
 during the year        -0-                              $0.88

The following table summarizes information about Warrants outstanding at December 31, 1997:

             Warrants Outstanding                          Warrants Exercisable
--------------------------------------------------------   --------------------
                              Weighted        Weighted-                Weighted
Range of         Number       Average          Average      Number     -Average
Exercise      Outstanding     Remaining        Exercise    Exercisable  Exercise
Prices        at 12/31/97   Contractual Life    Price      at 12/31/97    Price
 $.40 to .80       259,030        .4           $   .43       259,030    $   .43
 1.30 to 1.40    1,419,639        .6              1.39     1,417,278       1.39
 1.50 to 3.68      207,055       1.8              2.22       204,695       2.20
 4.25 to 121.13    148,164       1.6             39.66       148,164      39.66
                 ---------                     -------      ---------
  .40 to 121.13  2,033,888       1.3              4.14      2,029,167      4.15
                 =========                                  =========

   The Company completed an initial public offering (the "Offering") for 52,900 Units (the "Units") in March 1992. Each Unit consists of two shares of common stock, two redeemable Class A Warrants, and one redeemable Class B Warrant. The Class A and Class B Warrants are transferable separately. These warrants expired on February 6, 1997. The Company sold an option to purchase up to 4,600 units, at 140% of the initial public offering price, to the Underwriter for $115. These units are identical to the Units sold to the public, except that the Class A and Class B Warrants are not redeemable by the Company. Certain of these warrants contain ratcheting provisions within the warrants which act to protect the warrant holder from below market financings by the Company. These warrants expired on February 6, 1997.

Note 9.  BUSINESS SEGMENT INFORMATION

   After the sale of Cimarron on December 11, 1997, the Company now operates one business segment. The segment information presented below reflects continuing operations which contains the Company's FindNow business and the Internet consulting business of Navigist which was sold on December 13, 1996. Discontinued operations contains Cimarron's business presentation services which were sold on December 11, 1997.

                                                 1997          1996
                                             (US dollars in thousands)
  Continuing Operations:
        Sales (1)                          $   1,053        $   1,124
        Income (loss) from operations         (1,569)          (2,978)
          Identifiable Assets                  1,324            3,156

          Discontinued operations:
          Sales (2)                           $   852         $ 1,082
          Income (loss) from operations          (792)(3)        (113)
          Identifiable Assets                       -           1,135

(1) Intersegment sales are immaterial
(2) Includes charge for impairment of asset of $1,540,000 for impairment of long-lived asset and $290,000 operating losses from Navigist
(3) Includes charge to impairment of long-lived asset of $863,000

Note 10.  COMMITMENTS AND CONTINGENCIES
a. Operating Lease Commitments
   The Company has noncancelable leases for its facilities and certain office equipment. At December 31, 1997, the Company was obligated under non-cancelable operating leases for its office facilities and equipment as follows:

       Year ending
        December 31,           (In thousands)
          1998                   $  89
          1999                      41
                                 -----
                                 $ 130
                                 =====

   Rent expense related to operating leases was $124,000 and $201,000 for the years ended December 31, 1997 and 1996 respectively.

b. Contingent Issuance of Stock Options
   In connection with an employment agreement, the Company has agreed to grant additional options to purchase 10,000 shares of common stock in the first fiscal quarter in which the cumulative gross sales of the Internet Products Group is equal to or greater than $1,600,000. All of the awarded options will be issued at the fair market value on the date the option is earned and will vest over a 12 month period.

   A provision in the option agreement between the Company and the Company's President and CEO, provides for dilution protection. The agreement provides that additional options to purchase common shares shall be issued to Mr. Johnson equal to 10.7% of options exercised that were outstanding as of October 23, 1997.

On October 23, 1997, the Company entered into an agreement with Michael Johnson, President and Chief Executive Officer of the Company. This agreement expires on April 23, 1999, and provides compensation to Mr. Johnson in the event the Company is sold while he is President of the Company or within 120 days after Mr. Johnson ceases to be President. The compensation to be paid is based on a varying percentage of the transaction value ranging from 4% of transaction values to 12% of transaction values. No compensation will be paid for transactions valued less than $7.5 million.

Note 11.  RISKS AND UNCERTAINTIES

a. Credit Concentration and Dependence upon Certain Customers
   As of December 31, 1997, the Company had approximately 21 implemented long term service contracts for its FindNow service which contribute approximately equally to revenues. In addition the Company may perform specialized services on a contract basis which may account for a significant portion of the Company's revenue in a given period. In 1997, two customers accounted for 29% of the Company's total revenues. A single customer accounted for 16% of the Company's total revenue in 1996.

b. Continuing Operating Losses
   The Company has experienced recurring losses from operations since inception and incurred a net loss from continuing operations of $1,609,000 for the year ended December 31, 1997. Further, the Company required cash to fund operations of $1,205,000 and $365,000 for the years ended December 31, 1997 and 1996 respectively. The Company expects to continue to incur operating losses throughout the first half of 1998 due to the continued development, sales and administrative costs related to the development of its FindNow system. Although the Company believes that it has sufficient cash to operate its business during the next twelve months, the Company's continuing losses raise substantial doubt about the Company's ability to continue as a going concern because it has not yet demonstrated the ability to generate positive cash flows from operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets or the amount and classification of liability carrying amounts that might result should the Company be unable to continue as a going concern.

   In addition to current sales efforts, the Company is currently evaluating several other options to raise additional capital and is considering changes in its operations in the event that additional capital cannot be obtained externally. Options being considered include a small private placement, potential proceeds from the exercise of expiring "in-the-money" warrants, the sale-leaseback of certain owned equipment and reduction of operating costs of the Company.




INFONOW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	F-7