Form 10QSB
period 1998-03-31
INFONOW CORP /DE
filed 1998-05-15
CIK 879684

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                     FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITY EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

/  /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITY EXCHANGE ACT OF 1934

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

                               [X] Yes   [  ] No

As of May 11, 1998, there were 5,853,679 shares of the Registrant's common stock outstanding.


INFONOW CORPORATION

INDEX

                                                            Page  No.
PART I.          FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS

                    Balance Sheets - March 31, 1998 (Unaudited)
                    and December 31, 1997                            3

                    Unaudited Statements of Operations - For the Three Months
                    Ended March 31, 1998 and March 31, 1997          4

                    Statement of Stockholders Equity (Deficit) - For the Three
                    Months Ended March 31, 1998                      5

                    Unaudited Statements of Cash Flows - For the Three Months
                    Ended March 31, 1998 and March 31, 1997          6

                    Notes to Unaudited Consolidated
                    Financial Statements                             7


ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS                        7


PART II.           OTHER INFORMATION

ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS           10

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K                    10

                 SIGNATURES                                          11

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          INFONOW CORPORATION AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                              (US Dollars in Thousands)

Assets                                        March 31, 1998   December 31, 1997
                                                (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                         $   972            $   325
Accounts receivable, net                              254                177
Other current assets                                   38                 20
                                                   ______             ______
          Total current assets                      1,264                522
Property and Equipment, net                           566                647

Software development costs, net of accumulated
    amortization of $450 and $384 at March 31, 1998
    and December 31, 1997 respectively                 80                146
Other assets and deferred charges                       9                  9
                                                  _______            _______
          Total assets                            $ 1,919            $ 1,324
                                                  _______            _______
                                                  _______            _______


CURRENT LIABILITIES:
Accounts payable and accrued expenses             $   443             $  402
Notes payable-current portion                         205                204
Deferred compensation                                  32                  5
Unearned revenue and prepaid service fees             262                263
Capital lease obligation-current                        5                  5
                                                  _______             ______
          Total current liabilities                   947                879

CAPITAL LEASE OBLIGATION                                4                  5
NOTES PAYABLE                                          31                 42

STOCKHOLDER'S EQUITY
Common stock, $.001 par value; 15,000,000 shares
   authorized, 5,816,179 and 5,364,179 shares issued
   and outstanding at March 31 1998 and
  December 31, 1997 respectively                         6                 5

Additional paid-in capital                          22,739            21,904
Accumulated deficit                                (21,808)          (21,511)
                                                   _______            ______
          Total stockholder's equity                   937               398
                                                   _______           _______
Total liabilities and stockholder's equity         $ 1,919           $ 1,324
                                                   _______           _______
                                                   _______           _______

The accompanying notes are an integral part of these financial statements


                               INFONOW CORPORATION AND SUBSIDARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                            (In thousands, except per share amounts)

                                          For the Three Months Ended March 31,

                                                     1998              1997

SALES                                              $  442            $  226

OPERATING EXPENSES:
Cost of sales                                         405               353
Selling and marketing                                 131               137
General and administrative                            208               237
Impairment of long lived assets                         -              (365)
                                                    _____             _____

          Total operating expenses                    744               362
                                                    _____             _____
Net loss from operations                             (302)             (136)

OTHER INCOME (EXPENSE):
Interest income (expense), Net                          -                 6
Other Non-operating income                              5                 -
                                                   ______            ______
                                                        5                 6

Net loss from continuing operations                  (297)             (130)

Discontinued operations
   Income from operations of
   Cimarron International                               -               (10)
                                                  _______          ________

NET LOSS                                          $  (297)        $    (140)
                                                  _______          ________

Basic and diluted EPS per common share:
   Continued operations                           $  (.06)        $    (.03)
   Discontinued operations                              -                 -

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                                 5,363,886      5,509,786
                                                   _________      _________
                                                   _________      _________


The accompanying notes are an integral part of these financial statements


                       INFONOW CORPORATION AND SUBSIDARY
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                    For the three months ended March 31, 1998
                   (US Dollars in Thousands)

                                       Common Stock     Additional   Accumulated
                                    Shares   Amount   Paid-in Capital    Deficit
                                     _____________   _______________    ________
BALANCES, December 31, 1997         5,364,179   $ 5    $  21,904      $(21,511)
Issuance of common stock
  in exchange for note                  2,000     -            1             -

Common shares valued at US$1.75
per share for cash in March 27, 1998
private placement                     450,000     1          787             -

Non-cash charges related to the
   issuance of warrants to purchase
   common stock issued to a
   consultant                               -     -            47            -
Net loss                                    -     -             -         (297)
                                    ________   ____      _______       ________

BALANCES, March 31, 1997           5,816,179   $  6     $  22,739    $ (21,808)
                                   _________   ____     _________     _________

The accompanying notes are an integral part of these financial statements


                          INFONOW CORPORATION AND SUBSIDARY
                    CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                              (US Dollars in Thousands)

                                            For the Three Months Ended March 31,

                                                          1998           1997
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss                                                $ (297)      $  (140)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation and amortization                           161           121
   Impairment of long-lived assets                           -          (365)
   Allowance for bad debt                                    7             -
   Compensation expense recognized in
   connection with stock warrant issuance                   47             -
   Gain on debt extingquishment                             (1)            -
Changes in operating assets and liabilities:
  Increase in accounts receivable                          (85)          (32)
   Increase in other assets and deferred charges             -             3
   Increase in other current assets                        (16)          (21)
   Increase (decrease) in payables and accrued liabilities  69           (20)
   Decrease in unearned revenue                              -          (120)
Net cash flows used in operating activities               (115)         (574)

CASH FLOWS FROM(USED IN)INVESTING ACTIVITIES:
Purchase of property and equipment                         (14)          (49)
Purchase of data                                             -          (100)
Net cash flow used in investing activities                 (14)         (149)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                 788           (21)
Proceeds from the exercise of options and warrants           -             1
Payment of capital lease obligations                        (1)           (1)
Proceeds from notes payable                                  9             -
Principal payment on debt obligations                      (20)          (25)
Net cash flows from financing activities                   776           (46)

Net increase (decrease) in cash and cash equivalents       647          (769)

CASH AND CASH EQUIVALENTS, beginning of period             325         2,050

CASH AND CASH EQUIVALENTS, end of period               $   972      $  1,281

Supplemental Information:
  Cash paid during period for interest                  $    4      $      8


The accompanying notes are an integral part of these financial statements


                          INFONOW CORPORATION AND SUBSIDARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements are unaudited and reflect all adjustments
(consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain amounts for the three months ending March 31, 1997 have been reclassified to conform with the current year classifications. Such reclassifications had no effect on net loss.

The financial statements as of December 31, 1997, have been derived from audited financial statements which contained an explanatory paragraph in the auditors report describing uncertainties concerning the Company's ability to continue as a going concern. The financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Form 10-KSB for the fiscal year ended December 31, 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results that will be achieved for the entire fiscal year ending December 31, 1998.

Note 2. SUPPLEMENTAL CASH FLOW DISCLOSURES

During the three months ended March 31, 1998, there were no non-cash transactions.

Note 3. EQUITY TRANSACTIONS

On March 27, 1998, the Company completed a private placement of 450,000 shares of its common stock at $1.75 per share, which was above the market price of the Company's common stock at the date of the transaction. Total gross proceeds from the sale of stock were $787,500. The Company served as its own placement agent and no significant transaction costs were incurred in the placement other than incidental legal fees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

General Information and Overview of the First Quarter

The Company develops and markets a suite of teleservices applications and services called FindNow (R) RMS that are designed to help corporations reliably and cost-effectively tell current and prospective customers where they can find their nearest reseller, branch, or service center. InfoNow introduced the FindNow RMS in July 1996. FindNow locator referral system can be accessed through a Company's web site or call center. FindNow captures the user's address automatically or through keyboard input from the user. The FindNow search engine can then locate the client's nearest sales or service location(s) and can also provide the user a map showing their location and the nearest sales or service locations as well as other customized information. InfoNow's customers include six of the eight largest banks in North America, six of the 10 largest global computer and networking firms, as well as other industry leaders such as American Airlines, FedEx, Goodyear, Shell and United Healthcare. Additional information about the Company can be viewed on the World Wide Web at www.infonow.com.

Although the Company has experienced a significant increase in its backlog and revenues from sales of its FindNow service, the Company has not experienced corresponding significant increases in its operating expenses. The Company believes that most of its infrastructure costs, such as servers, technical personnel, telecommunications and certain of its data costs are largely fixed and are not expected to vary significantly with an increase in
client contracts in the near future.   In addition, the management of the
Company believes that the majority of the infrastructure is in place to support a sufficient number of clients for the Company to achieve profitability. The Company's success in achieving profitability is primarily dependent on market acceptance and future sales of its FindNow service to additional customers to offset operating costs. Although significant selling efforts are under way to add new customer contracts, the limited operating history of the Company makes it difficult or impossible to predict the exact timing and amount of these future sales.

Results of Operations

The results from continuing operations for the three months ended March 31, 1998 and 1997 reflect the revenues and expenses of the Company's FindNow RMS operations. The Company sold all the assets of its Cimarron subsidiary, which produced interactive media and other business presentations, on December 11, 1997. The results of Cimarron's business have been classified as discontinued operations for the three months ended March 31, 1997.

Three Months Ended March 31, 1998 compared to the results for the Three Months Ended March 31, 1997

Net Revenues. The Company's revenues from continuing operations consist primarily of setup and monthly service fees from ongoing contracts for its FindNow service. Total sales increased by $216,000, or 96% for the three months ended March 31, 1997, compared to the revenues in the prior year. The increased revenues were generated by additional contracts sold and implemented during the prior year. The number of active contracts at March 31, 1998 was 52 as compared with 11 on March 31, 1997.

Cost of Sales. The cost of sales decreased from 156% of sales in the three month period ended March 31, 1997, to 92% of sales for the three month period ended March 31, 1998. This decrease is primarily due to the increased revenues generated by additional contracts sold and implemented during the prior year. The total cost of sales rose by 15% or $52,000. This increase is mainly due to an increase in depreciation expense on equipment put into service and an increase in the salaries and related benefits of additional employees hired during the prior year.

Selling and Marketing. Selling and marketing expenses, as a percent of revenues, decreased from 61% for the three months ended March 31, 1997, to 30% for the three months ended March 31, 1998. This decrease is primarily due to the increased revenues generated by additional contracts sold and implemented during the prior year. Total selling and marketing expenses decreased by $6,000, or 4% for the three months ended March 31, 1998, as compared to the three month period ended March 31, 1997. This is primarily due to an increase in the salaries, commission costs and benefits of additional sales personnel which were offset by the decrease in trade show and advertising and promotion expenses. Selling and Marketing expenses, especially sales commission expenses, which are based on a percentage of new contracted sales, are expected to increase in relation to increases in revenues

General and Administrative. General and administrative expenses decreased from 105% of sales for the three months ended March 31, 1997, to 47% of sales for the three months ended March 31, 1998. This decrease is primarily due to increased revenues generated by additional contracts sold and implemented during the prior year while the total amount of general and administrative expenses has decreased by 12%, or $29,000. This decrease is primarily due to reduced salaries and related costs compared to the prior year's quarter. These expenses not expected to increase significantly as additional client contracts and related revenues are added for the remainder of the current year.

Non-Operating Income (expense). Net non-operating income was $6,000 for the three months ended March 31, 1997 compared to a net non-operating income of $5,000 for the three months ended March 31, 1998. The decrease is mainly due to reduced interest income on cash and cash equivalents partially offset by small gains due to sales of assets and gains from debt extinguishment.

Net Loss from Continuing Operations. The reported net loss of the Company for the three months ended March 31, 1998 increased by approximately $167,000 or 128%, as compared to the results of the three months ended March 31, 1997. The results of the three months ended March 31, 1997 include a non-cash gain of $364,710 related to the retirement of common shares originally issued in conjunction with the acquisition of Navigist. Without the non-cash gain in the three months ended March 31, 1997, the net loss of the Company for the three months ended March 31, 1998 decreased by 40% or $198,000 compared to the prior year period. This decrease is primarily due to increased revenues generated by additional contracts sold and implemented during the prior year without corresponding increases in operating expenses.

Liquidity and Capital Resources

The Company had cash and equivalents of $972,000 at March 31, 1998, compared to $325,000 at December 31, 1997, or a net increase of $647,000. This increase was largely due to a private equity financing on March 27, 1998 which resulted in gross proceeds of $787,500. This increase was offset by $115,000 of cash utilized in the operations of the Company, $14,000 used to purchase of data and computer equipment and $12,000 net debt service costs.

The Company has made significant progress in commercializing its FindNow service with 52 contracts in backlog as of March 31, 1998. Cash utilized in operations was $115,000 for the three months ended March 31, 1997 compared to $524,000 used for operations in the three months ended March 31, 1997. This improvement is due to additional sales of its FindNow RMS without corresponding increases in operating expenses of the Company.

The Company currently projects that available cash balances together with projected cash flow from operations will be sufficient to fund the Company's operations through 1998 without additional external financing. These projections assume that the Company does not substantially increase cash used in its current operations and that overall operating costs of the Company will not change significantly as new client contracts are added.

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


FORWARD LOOKING STATEMENTS

   The Company's actual results may vary materially from the forward looking statements made above. The
Company intends that such statements be subject to the safe harbor provision of the Securities Act. The Company's forward-looking statements include the plans and objectives of management for future operations and relate to: (i) the ability of the Company to generate future sales of the Company's FindNow service, (ii) market acceptance of the FindNow service, (iii) success of the Company in forecasting and meeting the demand of the customers of the FindNow service, including maintaining technical performance of the system as new FindNow customers are added, (iv) ability to obtain financing to purchase equipment needed to provide service to additional FindNow customers, (v) ability to maintain pricing and adequate profit margins on its products and services (vi) ability to retain qualified technical personnel (vii) ability to control development costs of FindNow service within current budgeted levels, (viii) and the ability of the Company to raise additional capital, if needed.

   The foregoing assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's ability to control.
There are also other risks which could
cause the Company's revenues or costs to vary markedly from the forward-looking statements made above, such as the risk that the market demand for the FindNow may not develop as expected or if it does develop, that the Company will be able to generate sufficient sales to fund its operations. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized and any statements should not be regarded as are presentation by the Company or any other person that the Company's objectives or plans will be achieved. Additional disclosure of factors that could cause actual results to differ materially from those in the forward-looking statements may be found in the Company's documents on file with the Commission, including its Form 10-KSB for the year ended December 31, 1997.


PART II.   OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds

(c) The Company sold the following unregistered securities during the quarter ended March 31, 1998:

(1) On January 23, 1998, the Company issued warrants to purchase 30,000 shares of Common Stock to a consultant who performed recruiting consulting services for the Company. The warrant has an exercise price of $.29 per share and expires January 23, 2001.

    The Company believes this transaction was private in nature and was exempt from the registration requirements of Section 5 of the Securities Act by virtue of the exemption contained in Section 4(2) of the Securities Act.

(2) On February 19, 1998, the Company issued warrants to purchase 75,000 shares of Common Stock to a consultant who performs investor relations services for the Company. The warrants are exercisable at prices ranging from $0.55 per share to $1.20 per share. All warrants become fully vested on February 19, 1999 and expire on February 19, 2001.

    The Company believes this transaction was private in nature and was exempt from the registration requirements of Section 5 of the Securities Act by virtue of the exemption contained in Section 4(2) of the Securities Act.

(3) On March 27, 1998, the company sold an aggregate of 450,000 shares of Common Stock to two accredited investors for an aggregate purchase price of $787,500.

The Company believes this transaction was private in nature and was exempt from the registration requirements of Section 5 of the Securities Act by virtue of the exemptions provided by Regulation D of the Securities Act.


ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits- Included as exhibits are the items listed on the Exhibit Index. The Registrant will furnish a copy of any of the exhibits listed upon payment of $5.00 per exhibit to cover the costs to the Registrant of furnishing such exhibit.

(b) Reports on Form 8-K

 No reports were filed on Form 8-K during the three months ended March 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 14, 1998

                               INFONOW CORPORATION
                               (Registrant)

                              /s/ Kevin D. Andrew
                              Kevin D. Andrew
                              Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)



                                   EXHIBIT INDEX

Exhibit                                                   Sequential
Number        Description                                   Page No.

3.1     Certificate of Incorporation of the Company, as Amended.(A)
3.3     Bylaws of the Company, as Amended.(B)
4.1     Form of Common Stock Certificate for the Registrant's Common Stock,
           $.001 par value per share.(B)
4.4     Form of Class C Warrant.(C)
10.3    Conversion Agreement by and between the Registrant and Gilman
           Securities Corporation dated as of August 19, 1993.
10.14   InfoNow Corporation 1990 Stock Plan as amended.(A)
10.27   Opus Agreements to Provide Financial Advisory Services dated May 23,
           1995, July 17, 1995, August 2, 1995 and October 10, 1995.(E)
10.29   Employment Agreement between the Company and W. Brad Browning dated
           January 9, 1996.(E)
10.30   Employment Agreement between the Company and Kevin Andrew dated March
           1, 1996.(E)
10.32   Agreement between the Company and Environmental Systems Research
           Institute, Inc. ("ESRI") dated March 6, 1996.(E)
10.33   Stock Purchase and Sale Agreement by and among VDC Paradigms, Inc.,
           Craig Michaelis, David Wertzberger and InfoNow Corporation dated December 13, 1996.(A)
10.34   Employment Agreement between the Company and Donald E. Cohen dated May
           22, 1995, as amended.(A)
10.35   Asset Sale Agreement for sale of assets to Cimarron Dog and Pony
           Company, Inc. dated December 11, 1997.(F)
10.36   Michael W. Johnson employment agreement dated January 1, 1998.(F)
10.37   Agreement dated October 23, 1997 between the Company and Michael W.
           Johnson regarding sale of the Company.(F)
27.1    Financial Data Schedule
______________________
(A) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
(B) Incorporated by reference from Registration Statement No. 33-43035 on Form S-1 dated February 14, 1992.
(C) Incorporated by reference from Post-Effective Amendment No. 2 to Registration Statement No. 33-43035 on Form S-1 dated July 13, 1993.
(D) Incorporated by reference from Post-Effective Amendment No. 3 to Registration Statement No. 33-43035 on Form S-1 dated September 30, 1996.
(E) Incorporated by reference from the Company's Annual Report on Form 10-K for year ended December 31, 1995.
(F) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.