Form 10QSB
period 1998-06-30
INFONOW CORP /DE
filed 1998-08-07
CIK 879684

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITY EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITY
         EXCHANGE ACT OF 1934



                         Commission File Number: 0-19813

                               InfoNow Corporation
              ----------------------------------------------------
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


                                  303-293-0212
                                  ------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              [X] Yes [ ] No

As of August 7, 1998, there were 6,815,243 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format           Yes       No    X
                                                            -----     -----

                               INFONOW CORPORATION

                                      INDEX
                                                                       Page No.
                                                                       -------
                          PART I. FINANCIAL INFORMATION

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS

              Unaudited Balance Sheets - June 30, 1998
                and December 31, 1997......................................3

              Unaudited Statements of Operations - For the Three
                Months and Six Months Ended June 30, 1998 and
                June 30, 1997..............................................4

              Unaudited Statement of Stockholders Equity (Deficit)
                - For the Six Months Ended June 30, 1998...................5

              Unaudited Statements of Cash Flows - For the Six Months
                Ended June 30, 1998 and June 30, 1997......................6

              Notes to Unaudited Consolidated Financial Statements.........7


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS........................8


                           PART II. OTHER INFORMATION

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS...................12

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........13

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K............................14

              SIGNATURES..................................................14


                                      PART I - FINANCIAL INFORMATION
                                      ------------------------------

ITEM 1. FINANCIAL STATEMENTS

                                     INFONOW CORPORATION AND SUBSIDIARY
                                         CONSOLIDATED BALANCE SHEETS
                                          (US Dollars in Thousands)

Assets                                                             June 30, 1998         December 31, 1997
                                                                   -------------         -----------------
                                                                    (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                          $      1,707              $        325
Accounts receivable, net                                                    274                       177
Other current assets                                                         62                        20
                                                                   ------------              ------------
         Total current assets                                             2,043                       522

Property and Equipment, net                                                 658                       647

Software development costs, net of accumulated
   amortization of $504 and $384 at June 30, 1998
   and December 31, 1997 respectively                                        26                       146
Other assets and deferred charges                                            12                         9
                                                                   ------------              ------------
         Total assets                                              $      2,739              $      1,324
                                                                   ============              ============

CURRENT LIABILITIES:
Accounts payable and accrued expenses                              $        493              $        407
Notes payable-current portion                                               203                       204
Unearned revenue and prepaid service fees                                   257                       263
Capital lease obligation-current                                              5                         5
                                                                   ------------              ------------
         Total current liabilities                                          958                       879

CAPITAL LEASE OBLIGATION                                                      3                         5
NOTES PAYABLE                                                                20                        42

STOCKHOLDER'S EQUITY
Common stock, $.001 par value;                                       15,000,000
   shares authorized, 6,815,243 and
   5,364,179 shares issued and outstanding
   at June 30, 1998 and December 31, 1997 respectively                        7                         5

Additional paid-in capital                                               23,895                    21,904
Accumulated deficit                                                     (22,144)                  (21,511)
                                                                   ------------              ------------
         Total stockholder's equity                                       1,758                       398
                                                                   ------------              ------------
Total liabilities and stockholder's equity                         $      2,739              $      1,324
                                                                   ============              ============





               The accompanying notes are an integral part of these financial statements

                                                    3


                                          INFONOW CORPORATION AND SUBSIDARY
                                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                      (In thousands, except per share amounts)


                                    For the Three Months Ended June 30,           For the Six Months Ended June 30,

                                           1998             1997                      1998              1997
                                           ----             ----                      ----              ----

SALES                                   $     519         $    162                  $    961         $     388

OPERATING EXPENSES:

Cost of sales                                 448              396                       854               749
Selling, general and administrative           421              547                       759               922
Impairment of long lived assets                 0                2                         0              (363)
                                        ---------         ---------                 --------         ----------

Total operating expenses                      869              945                     1,613             1,308
                                        ---------         --------                  --------         ---------
Net loss from operations                     (350)            (783)                     (652)             (920)

OTHER INCOME (EXPENSE):

Interest income (expense), net                 13                5                        12                12
Debt forgiveness gain                           1                0                         2                 0
Other non-operating income                      0                0                         4                 0
                                        ---------         --------                  --------         ---------
Loss from continuing operations              (336)            (778)                     (634)             (908)

DISCONTINUED OPERATIONS:

Income (loss) from operations
    of Cimarron                                 0              118                         0               108
                                        ---------         --------                  --------         ---------

NET LOSS AND
     COMPREHENSIVE LOSS                 $    (336)        $   (660)                 $   (634)        $    (800)
                                        =========         ========                  ========         =========

Basic and diluted EPS per common share:
    Continuing operations               $   (.05)         $   (.14)                 $   (.11)        $    (.17)
    Discontinued operations                     0              .02                         0               .02
                                        ---------         --------                  --------         ---------
Net loss                                $ (.05)           $   (.12)                 $   (.11)        $    (.15)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                      6,174,789         5,364,421                 5,561,448        5,472,209
                                        =========         =========                 =========        =========








                   The accompanying notes are an integral part of these financial statements

                                                         4


                                        INFONOW CORPORATION AND SUBSIDARY
                              STATEMENT  OF   STOCKHOLDERS'   EQUITY   (DEFICIT)
                               (UNAUDITED)  For the six months ended June 30, 1998
                                             (US Dollars in Thousands)

                                                       Common Stock              Additional       Accumulated
                                                    Shares       Amount       Paid-in Capital       Deficit
                                                    ------       ------       ---------------     -----------

BALANCES, December 31, 1997                       5,364,179            5         $  21,904         $  (21,511)
Issuance of common stock
  in exchange for note                                2,000            -                 1                  -
Common shares valued at US$1.75
   per share for cash in March 27, 1998
   private placement, net of financing
   costs of $10,000                                 450,000            1               777                  -
Non-cash charges related to the
   issuance of options and warrants to
   purchase common stock issued to
   consultants                                            -            -                76                  -
Common shares issued upon exercise
   of warrants and options at prices
   ranging from $0.40 to $1.40
   per share                                        999,064            1             1,137                  -
Net loss                                                  -            -                 -               (633)
                                                  ---------   ----------         ---------          ---------

BALANCES, June 30, 1998                           6,815,243   $        7         $  23,895          $ (22,144)
                                                  =========   ==========         =========          =========




                   The accompanying notes are an integral part of these financial statements



                               INFONOW CORPORATION AND SUBSIDARY
                        CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                    (US Dollars in Thousands)


                                                                       For the Six Months Ended June 30,
                                                                       ---------------------------------

                                                                          1998                 1997
                                                                          ----                 ----
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss                                                                $  (634)             $  (800)
Adjustments to reconcile net loss to net cash used in
operating activities:
     Depreciation and amortization                                          303                  281
     Impairment of long-lived assets                                       --                   (363)
     Compensation expense recognized in
       connection with stock warrant issuance                                77                 --
     Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                             (96)                 (98)
     Increase (decrease) in other assets and deferred charges                (3)                   2
     (Increase) decrease in other current assets                            (41)                   5
     Increase (decrease) in payables and accrued liabilities                 86                    9
     Increase (decrease) in unearned revenue                                 (5)                 (25)
                                                                        -------              -------
Net cash flows used in operating activities                                (313)                (989)

CASH FLOWS FROM(USED IN)INVESTING ACTIVITIES:
Purchase of property and equipment                                         (195)                (129)
Purchase of data                                                           --                   (100)
                                                                        -------              -------
Net cash flow used in investing activities                                 (195)                (229)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                                  778                  (47)
Proceeds from the exercise of options and warrants                        1,138                    4
Payment of capital lease obligations                                       --                     (2)
Payment of related party obligation                                        --                   (100)
Proceeds from notes payable                                                   9                 --
Principal payment on debt obligations                                       (35)                 (58)
                                                                        -------              -------
Net cash flows from financing activities                                  1,890                 (203)

Net increase (decrease) in cash and cash equivalents                      1,382               (1,421)

CASH AND CASH EQUIVALENTS, beginning of period                              325                2,050
                                                                        -------              -------

CASH AND CASH EQUIVALENTS, end of period                                $ 1,707              $   629
                                                                        =======              =======

Supplemental Information:
  Cash paid during period for interest                                  $     8              $    17


                 The accompanying notes are an integral part of these financial statements



                        INFONOW CORPORATION AND SUBSIDARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain amounts for the six months ending June 30, 1997 have been reclassified to conform with the current year classifications. Such reclassifications had no effect on net loss.

     The financial statements as of December 31, 1997, have been derived from audited financial statements which contained an explanatory paragraph in the auditors report describing uncertainties concerning the Company's ability to continue as a going concern. The financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Form 10-KSB for the fiscal year ended December 31, 1997. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results that will be achieved for the entire fiscal year ending December 31, 1998.



Note 2. SUPPLEMENTAL CASH FLOW DISCLOSURES

     During the six months ended June 30, 1998, there were no non-cash investing or financing activities.



Note 3. EQUITY TRANSACTIONS

     On March 27, 1998, the Company completed a private placement of 450,000 shares of its common stock at $1.75 per share, which was above the market price of the Company's common stock at the date of the transaction. Total gross proceeds from the sale of stock were $787,000. The Company served as its own placement agent, incurring $10,000 in costs.

     During the three months ended June 30, 1998, the Company issued 999,064 shares of common stock in conjunction with the exercise of options and warrants. The per-share price range of $0.40 to $1.40 resulted in gross proceeds to the Company of $1,138,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

General Information and Overview of the First and Second Quarters

     The Company develops and markets a suite of referral and prospect management services under the name FindNow(R) RMS. The services utilize Internet and GIS technology to help corporations reliably and cost-effectively tell current and prospective customers where they can find their nearest reseller, branch, or service center. InfoNow introduced its services in July 1996. The Company's services can be provided to both a Client's web site and call center. The services also provide sophisticated reporting capabilities to allow a client to capture prospect lead information in real time for sales follow-up and sales promotion. The Company's customers include six of the eight largest banks in North America, six of the 10 largest global computer and networking firms, as well as other industry leaders such as American Airlines, FedEx, Goodyear, Shell and United Healthcare. Additional information about the Company can be viewed on the World Wide Web at www.infonow.com.

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

Results of Operations

     The results from continuing operations for the three months and six months ended June 30, 1998 and 1997 reflect the revenues and expenses of the Company's FindNow RMS operations. The Company sold all the assets of its Cimarron subsidiary, which produced interactive media and other business presentations, on December 11, 1997. The results of Cimarron's business have been classified as discontinued operations for the three months and six months ended June 30, 1997.

Three Months Ended June 30, 1998 compared to the results for the Three Months Ended June 30, 1997

     Net Revenues. The Company's revenues from continuing operations consist primarily of setup and monthly service fees from ongoing contracts for its FindNow service. Total sales increased by $357,000, or 220% for the three months ended June 30, 1998, compared to the revenues in the prior year. The increased revenues were generated by additional contracts sold and implemented during the prior year. The number of active contracts at June 30, 1998 was 65 as compared with 23 on June 30, 1997.

     Cost of Sales. The cost of sales decreased from 244% of sales in the three-month period ended June 30, 1997, to 86% of sales for the three-month period ended June 30, 1998. This decrease is primarily due to the increased revenues generated by additional contracts sold and implemented during the prior year. The total cost of sales over the same period rose by 13% or $52,000. This increase is mainly due to an increase in the salaries and related benefits of additional employees hired during the year.

     Selling and Marketing. Selling and marketing expenses, as a percent of revenues, decreased from 139% for the three months ended June 30, 1997, to 44% for the three months ended June 30, 1998. This decrease is primarily due to the increased revenues generated by additional contracts sold and implemented during the prior year. Total selling and marketing expenses increased by $2,000, or 1% for the three months ended June 30, 1998, as compared to the three month period ended June 30, 1997. Increases in the salaries, commission costs and benefits of additional sales personnel were offset by the decrease in trade show and advertising and promotion expenses. Selling and Marketing expenses, especially sales commission expenses, which are based on a percentage of new contracted sales, are expected to increase in relation to increases in revenues.

     General and Administrative. General and administrative expenses decreased from 200% of sales for the three months ended June 30, 1997, to 37% of sales for the three months ended June 30, 1998. This decrease is primarily due to increased revenues generated by additional contracts sold and implemented during the prior year while the total amount of general and administrative expenses has decreased by 40%, or $129,000. This decrease is primarily due to reduced salaries and related costs compared to the prior year's quarter. These expenses not expected to increase significantly as additional client contracts and related revenues are added for the remainder of the current year.

     Non-Operating Income (expense). Net non-operating income was $5,000 for the three months ended June 30, 1997 compared to a net non-operating income of $14,000 for the three months ended June 30, 1998. The increase is mainly due to additional interest income on cash and cash equivalents.

     Net Loss from Continuing Operations. The reported net loss of the Company for the three months ended June 30, 1998 decreased by approximately $324,000 or 49%, as compared to the results of the three months ended June 30, 1997. This decrease is primarily due to increased revenues generated by additional contracts sold and implemented during the prior year without corresponding increases in operating expenses.



Six Months Ended June 30, 1998 compared to the results for the Six Months Ended June 30, 1997

     Net Revenues. The Company's revenues from continuing operations consist primarily of setup and monthly service fees from ongoing contracts for its FindNow service. Total sales increased by $573,000, or 148% for the six months ended June 30, 1998, compared to the revenues in the prior year. The increased revenues were generated by additional contracts sold and implemented during the prior year. The number of active contracts at June 30, 1998 was 65 as compared with 23 on June 30, 1997.

     Cost of Sales. The cost of sales decreased from 193% of sales in the six month period ended June 30, 1997 to 89% of sales for the six month period ended June 30, 1998. This decrease is primarily due to the increased revenues generated by additional contracts sold and implemented during the prior year. The total cost of sales over the same period rose by 14% or $105,000. This increase is mainly due to an increase in depreciation expense on equipment put into service and an increase in the salaries and related benefits of additional employees during the prior year.

     Selling and Marketing. Selling and marketing expenses, as a percent of revenues, decreased from 93% for the six months ended June 30, 1997, to 37% for the six months ended June 30, 1998. This decrease is primarily due to the increased revenues generated by additional contracts sold and implemented during the prior year. Total selling and marketing expenses decreased by $3,000, or 1% for the six months ended June 30, 1998, as compared to the six month period ended June 30, 1997. Increases in the salaries, commission costs and benefits of additional sales personnel were offset by the decrease in trade show and advertising and promotion expenses. Selling and Marketing expenses, especially sales commission expenses, which are based on a percentage of new contracted sales, are expected to increase in relation to increases in revenues.

     General and Administrative. General and administrative expenses decreased from 136% of sales for the six months ended June 30, 1997, to 42% of sales for the six months ended June 30, 1998. This decrease is primarily due to increased revenues generated by additional contracts sold and implemented during the prior year while the total amount of general and administrative expenses has decreased by 31%, or $125,000. This decrease is primarily due to reduced salaries and related costs compared to the first six months of the prior year. These expenses not expected to increase significantly as additional client contracts and related revenues are added for the remainder of the current year.

     Non-Operating Income (expense). Net non-operating income was $12,000 for the six months ended June 30, 1997 compared to a net non-operating income of $18,000 for the six months ended June 30, 1998. The increase is mainly due to increased interest income on cash and cash equivalents and small gains due to sales of assets and gains from debt extinguishment.

     Net Loss from Continuing Operations. The reported net loss of the Company for the six months ended June 30, 1998 decreased by approximately $274,000 or 30%, as compared to the results of the six months ended June 30, 1997. The results of the six months ended June 30, 1997 include a non-cash gain of $364,710 related to the retirement of common shares originally issued in conjunction with the acquisition of Navigist. Without the non-cash gain in the six months ended June 30, 1997, the net loss of the Company for the six months ended June 30, 1998 decreased by 70% or $639,000 compared to the first six months of the prior year. This decrease is primarily due to increased revenues generated by additional contracts sold and implemented during the prior year without corresponding increases in operating expenses.



Liquidity and Capital Resources

     The Company had cash and equivalents of $1,707,000 at June 30, 1998, compared to $325,000 at December 31, 1997, or a net increase of $1,382,000. This increase was primarily due to a private equity financing on March 27, 1998 which resulted in gross proceeds of $788,000, and the exercise of stock options and warrants during the second quarter which resulted in gross proceeds of $1,128,000. This increase was offset by $310,000 of cash utilized in the operations of the Company, $198,000 used to purchase of data and computer equipment and $26,000 net debt service costs.

     The Company has made significant progress in commercializing its FindNow service with 65 contracts in backlog as of June 30, 1998. Cash utilized in operations was $310,000 for the six months ended June 30, 1998 compared to $989,000 used for operations in the six months ended June 30, 1997. This improvement is due to additional sales of its FindNow RMS without corresponding increases in operating expenses of the Company.

     The Company currently projects that available cash balances together with projected cash flow from operations will be sufficient to fund the Company's operations for the next twelve months without additional external financing. These projections assume that the Company does not substantially increase cash used in its current operations and that overall operating costs of the Company will not change significantly as new client contracts are added.

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

     The Company has recently examined its production and internal administrative systems for year 2000 issues. As a result of that review, the Company has determined that no significant modifications will be required to make their systems year 2000 compliant and does not expect that any modifications required will have a material impact on its business, operations or financial condition. The Company has not completed its assessment of the year 2000 compliance of its principal vendors. The Company expects to complete this review by the end of 1998.

Forward Looking Statements

     The Company's actual results may vary materially from the forward-looking statements made above. The Company intends that such statements be subject to the safe harbor provision of the Securities Act. The Company's forward-looking statements include the plans and objectives of management for future operations and relate to: (i) the ability of the Company to generate future sales of the Company's FindNow service, (ii) market acceptance of the FindNow service, (iii) success of the Company in forecasting and meeting the demand of the customers of the FindNow service, including maintaining technical performance of the system as new FindNow customers are added, (iv) ability to obtain financing to purchase equipment needed to provide service to additional FindNow customers, (v) ability to maintain pricing and adequate profit margins on its products and services
(vi) ability to retain qualified technical personnel (vii) ability to control development costs of FindNow service within current budgeted levels, (viii) and the ability of the Company to raise additional capital, if needed.

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

     Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized and any statements should not be regarded as are presentation by the Company or any other person that the Company's objectives or plans will be achieved. Additional disclosure of factors that could cause actual results to differ materially from those in the forward-looking statements may be found in the Company's documents on file with the Commission, including its Form 10-KSB for the year ended December 31, 1997 and its registration statement on Form SB-2.

                           PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) The Company sold the following unregistered securities during the quarter ended June 30, 1998:

          (1) On March 2, 1998, the Company issued 2,000 shares of Common Stock with an aggregate value of $1,660 to a non-U.S. resident in connection with a loan to the Company.

               The Company believes this transaction was private in nature and was exempt from the registration requirements of Section 5 of the Securities Act by virtue of the exemptions provided by Regulation S of the Securities Act.


          (2) Between April 6, 1998 and June 6, 1998, the company sold an aggregate of 997,897 shares of Common Stock to various investors for an aggregate purchase price of $1,137,033. The transactions were due to the exercise of stock warrants. The per-share price ranged from $0.40 to $1.40.

               The Company believes these transactions were private in nature and were exempt from the registration requirements of Section 5 of the Securities Act by virtue of the exemption contained in
               Section 4(2) of the Securities Act.


          (3) On May 22, 1998, the Company issued 224,517 shares of Common Stock to existing shareholders upon exercise of warrants to purchase Common Stock, in consideration for payment of an aggregate price of $89,807, the exercise price of the warrants.

               The Company believes this transaction was private in nature and was exempt from the registration requirements of Section 5 of the Securities Act by virtue of the exemption contained in Section 4(2) of the Securities Act.


          (4) On May 22, 1998, the Company issued 50,000 shares of Common Stock to an existing shareholder upon exercise of warrants to purchase Common Stock, in consideration for payment of an aggregate price of $65,000, the exercise price of the warrants.

               The Company believes this transaction was private in nature and was exempt from the registration requirements of Section 5 of the Securities Act by virtue of the exemptions provided by Regulation S of the Securities Act.


          (5) On June 5, 1998, the Company issued 551,630 shares of Common Stock to existing shareholders upon exercise of warrants to purchase Common Stock, in consideration for payment of an aggregate price of $772,281, the exercise price of the warrants.

               The Company believes this transaction was private in nature and was exempt from the registration requirements of Section 5 of the Securities Act by virtue of the exemptions contained in Section 4(2) of the Securities Act.

          (6) On June 5, 1998, the Company issued 134,250 shares of Common Stock to existing shareholders upon exercise of warrants to purchase Common Stock, in consideration for payment of an aggregate price of $188,949, the exercise price of the warrants.

               The Company believes this transaction was private in nature and was exempt from the registration requirements of Section 5 of the Securities Act by virtue of the exemptions contained in Section 4(2) of the Securities Act.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of stockholders on May 8, 1998. The following incumbent directors were re-elected to their positions to serve until the next annual meeting or their successor is elected. The following votes were cast with respect to the election of directors:

                                                  For              Withhold

      Michael Basch                            3,531,701              490

      Donald Cohen                             3,531,661              530

      Michael Johnson                          3,531,701              490

      Duane Wentworth                          3,531,365              826

      Nahum Rand                               3,531,701              490



     The Company also submitted three additional proposals for shareholder consideration:

     Proposal #2.

          To amend the Company's 1990 stock option plan to (a) allow the Company to grant non-statutory stock options to consultants to the Company, and (b) increase the number of shares of Common Stock available for purchase from 1,700,000 to 2,200,000 shares.

                 For                   Against                Abstain

              3,469,525                62,390                   276

     Proposal #3.

          To ratify the sale of assets of the Company's subsidiary, Cimarron International, Inc.

                  For                  Against                Abstain

              3,530,535                 1,320                   336

     Proposal #4.

          To ratify the selection of Hein+Associates, LLP as the Company's independent accountants for 1998.

                  For                  Against                Abstain

              3,530,091                 2,100                    0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits- Included, as exhibits are the items listed on the Exhibit Index. The Registrant will furnish a copy of any of the exhibits listed upon payment of $5.00 per exhibit to cover the costs to the Registrant of furnishing such exhibit.

     (b) Reports on Form 8-K

         No reports were filed on form 8-K during the six months ended June 30, 1998




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: August 7, 1998

                                            INFONOW CORPORATION

                                            (Registrant)



                                            /s/ Michael W. Johnson
                                            ------------------------------------
                                            Michael W. Johnson
                                            Chief Executive Officer, President
                                            and Director (Principal Executive
                                            Officer)


                                            /s/ Kevin D. Andrew
                                            ------------------------------------
                                            Kevin D. Andrew
                                            Chief Financial Officer, Treasurer
                                            and Secretary (Principal Financial
                                            and Accounting Officer)

                                  EXHIBIT INDEX



Exhibit
Number      Description
------      -----------


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

----------------------

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