Form 10QSB
period 1998-09-30
INFONOW CORP /DE
filed 1998-11-13
CIK 879684

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



                        Commission File Number: 00-19813

                               InfoNow Corporation
                               -------------------
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

As of October 28, 1998, there were 6,815,243 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format                 Yes ___  No  X

                               INFONOW CORPORATION

                                      INDEX


                          PART I. FINANCIAL INFORMATION                 Page No.
                                                                        --------
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

        Unaudited Balance Sheets - September 30, 1998
          and December 31, 1997...............................................3

        Unaudited Statements of Operations - For the Three Months and
          Nine Months Ended September 30, 1998 and September 30, 1997.........4

        Unaudited Statement of Stockholders Equity (Deficit) - For the
          Nine Months Ended September 30, 1998................................5

        Unaudited Statements of Cash Flows - For the Nine Months
          Ended September 30, 1998 and September 30, 1997.....................6

        Notes to Unaudited Consolidated Financial Statements..................7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...........................................8


                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION.....................................................12

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................12

        SIGNATURES............................................................13


                           PART I - FINANCIAL INFORMATION
                           ------------------------------

ITEM 1. FINANCIAL STATEMENTS

                         INFONOW CORPORATION AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                              (US Dollars in Thousands)

Assets                                                   September 30,     December 31,
                                                             1998             1997
                                                             ----             ----
                                                          (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                  $  1,464         $    325
Restricted cash investments                                      76                0
Accounts receivable, net                                        372              177
Other current assets                                             56               20
                                                           --------         --------
         Total current assets                                 1,968              522

Property and Equipment, net                                     743              647

Software development costs, net of accumulated
   amortization of $519 and $384 at September 30, 1998
   and December 31, 1997 respectively                            12              146
Other assets and deferred charges                                12                9
                                                           --------         --------
         Total assets                                      $  2,735         $  1,324
                                                           ========         ========

CURRENT LIABILITIES:
Notes Payable - current portion                            $    253         $    209
Accounts payable and accrued expenses                           483              407
Unearned revenue and prepaid service fees                       388              263
                                                           --------         --------
         Total current liabilities                            1,124              879

CAPITAL LEASE OBLIGATION                                        103                5
NOTES PAYABLE                                                     9               42

STOCKHOLDER'S EQUITY
Common stock, $.001 par value; 15,000,000 shares
   authorized, 6,815,243 and 5,364,179 shares
   issued and outstanding at September 30, 1998
   and December 31, 1997 respectively                             7                5

Additional paid-in capital                                   23,887           21,904
Accumulated deficit                                         (22,395)         (21,511)
                                                           --------         --------
         Total stockholder's equity                           1,499              398
                                                           --------         --------
Total liabilities and stockholder's equity                 $  2,735         $  1,324
                                                           ========         ========


     The accompanying notes are an integral part of these financial statements

                                         3


                                       INFONOW CORPORATION AND SUBSIDARY
                               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                    (In thousands, except per share amounts)


                                                   For the Three Months                  For the Nine Months
                                                   Ended September 30,                   Ended September 30,
                                             ------------------------------        ------------------------------
                                                 1998               1997               1998               1997
                                                 ----               ----               ----               ----

SALES                                        $       680        $       302        $     1,641        $       689

OPERATING EXPENSES:

Cost of sales                                        428                344              1,282              1,192
Selling, general and administrative                  521                342              1,281              1,275
                                             -----------        -----------        -----------        -----------

Total operating expenses                             949                686              2,563              2,467
                                             -----------        -----------        -----------        -----------
Net loss from operations                            (269)              (384)              (922)            (1,778)

OTHER INCOME (EXPENSE):

Interest income (expense), net                        19                  2                 32                 14
Other non-operating income                             0                  0                  6                  0
                                             -----------        -----------        -----------        -----------
Loss from continuing operations                     (250)              (382)              (884)            (1,764)

DISCONTINUED OPERATIONS:

Income (loss) from operations
    of Cimarron                                        0               (882)                 0               (300)
                                             -----------        -----------        -----------        -----------

NET LOSS AND
     COMPREHENSIVE LOSS                      $      (250)       $    (1,264)       $      (884)       $    (2,064)
                                             ===========        ===========        ===========        ===========

Basic and diluted EPS per common share:
    Continuing operations                    $      (.04)       $      (.07)       $      (.15)       $      (.32)
    Discontinued operations                            0               (.17)                 0               (.06)
                                             -----------        -----------        -----------        -----------
Net loss                                     $      (.04)       $      (.24)       $      (.15)       $      (.38)
                                             ===========        ===========        ===========        ===========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                             6,815,243          5,364,179          5,927,195          5,434,214
                                             ===========        ===========        ===========        ===========


                    The accompanying notes are an integral part of these financial statements

                                                      4


                                        INFONOW CORPORATION AND SUBSIDARY
                                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                      (UNAUDITED) For the nine months ended
                                                September 30, 1998
                                            (US Dollars in Thousands)

                                                          Common Stock                Additional        Accumulated
                                                    Shares             Amount       Paid-in Capital       Deficit
                                                    ------             ------       ---------------       -------

BALANCES, December 31, 1997                        5,364,179                 5         $  21,904         $ (21,511)

Issuance of common stock
  in exchange for note                                 2,000              --                   1              --

Common shares valued at US$1.75
   per share for cash in March 27, 1998
   private placement, net of financing
   costs of $19,000                                  450,000                 1               769              --

Non-cash charges related to the
   issuance of options and warrants to
   purchase common stock issued to
   consultants                                          --                --                  76              --

Common shares issued upon exercise
   of warrants and options at prices
   ranging from $0.40 to $1.40
   per share                                         999,064                 1             1,137              --

Net loss                                                --                --                --                (884)
                                                   ---------         ---------         ---------         ---------

BALANCES, September 30, 1998                       6,815,243         $       7         $  23,887         $ (22,395)
                                                   =========         =========         =========         =========






                      The accompanying notes are an integral part of these financial statements

                                                         5




                          INFONOW CORPORATION AND SUBSIDARY
                  CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                              (US Dollars in Thousands)


                                                             For the Nine Months Ended
                                                                   September 30,
                                                             -------------------------
                                                                  1998       1997
                                                                  ----       ----
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss                                                        $  (884)   $(2,064)
Adjustments to reconcile net loss to net cash used in
operating activities:
     Depreciation and amortization                                  420        450
     Impairment of long-lived assets                               --          499
     Allowance for bad debt                                          12       --
     Compensation expense recognized in
       connection with stock warrant issuance                        76       --
     Gain on extinguishment of debt                                --         --
     Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                    (207)        23
     Increase (decrease) in other assets and deferred charges        (3)         2
     (Increase) decrease in other current assets                    (35)        42
     Increase (decrease) in payables and accrued liabilities         76        (53)
     Increase (decrease) in unearned revenue                        125        (49)
                                                                -------    -------
Net cash flows used in operating activities                        (420)    (1,150)

CASH FLOWS FROM(USED IN)INVESTING ACTIVITIES:
Purchase of property and equipment                                 (229)      (144)
Purchase of data                                                   --         (100)
Increase in restricted cash                                         (76)      --
                                                                -------    -------
Net cash flow used in investing activities                         (305)      (244)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                          769        (48)
Proceeds from the exercise of options and warrants                1,137          4
Payment of capital lease obligations                                 (8)        (3)
Payment of related party obligation                                --         (100)
Proceeds from notes payable                                           9       --
Principal payment on debt obligations                               (43)       (85)
                                                                -------    -------
Net cash flows from financing activities                          1,864       (232)

Net increase (decrease) in cash and cash equivalents              1,139     (1,626)

CASH AND CASH EQUIVALENTS, beginning of period                      325      2,050
                                                                -------    -------

CASH AND CASH EQUIVALENTS, end of period                        $ 1,464    $   424
                                                                =======    =======

Supplemental Information:
  Cash paid during period for interest                          $    10    $    22


       The accompanying notes are an integral part of these financial statements

                                         6

                        INFONOW CORPORATION AND SUBSIDARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain amounts for the nine months ending September 30, 1997 have been reclassified to conform with current year classifications. Such reclassifications had no effect on net loss.

     The financial statements as of December 31, 1997, have been derived from audited financial statements which contained an explanatory paragraph in the auditors report describing uncertainties concerning the Company's ability to continue as a going concern. The financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Form 10-KSB for the fiscal year ended December 31, 1997. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results that will be achieved for the entire fiscal year ending December 31, 1998.



Note 2. SUPPLEMENTAL CASH FLOW DISCLOSURES

     On September 21, 1998, the Company purchased various items of computer equipment by entering into a lease agreement. The transaction is treated as a capital lease, resulting in increases in fixed assets of $152,000, current liabilities of $46,000, and long-term liabilities of $106,000.



Note 3. EQUITY TRANSACTIONS

     On March 27, 1998, the Company completed a private placement of 450,000 shares of its common stock at $1.75 per share, which was above the market price of the Company's common stock at the date of the transaction. Total gross proceeds from the sale of stock were $788,000. The Company served as its own placement agent, incurring $19,000 in costs.

     During the three months ended June 30, 1998, the Company issued 999,064 shares of common stock in conjunction with the exercise of options and warrants. The per-share price range of $0.40 to $1.40 resulted in gross proceeds to the Company of $1,137,000.

     The Company issued options and warrants to purchase 135,000 shares of the Company's common stock in lieu of compensation for investor relations and recruiting services. The Company expensed $76,000 related to the issuance of these options and warrants during the nine months ended September 30, 1998 in accordance with FAS 123.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

General Information and Overview

     The Company is a leading provider of outsourced Internet services for one-to-one marketing. InfoNow is a leader in Turning Your Prospects into SalesTM by providing an integrated suite of outsourced services which enable companies to use the Internet and automated voice response to sell more effectively and efficiently. The services utilize Internet and GIS technology to reliably and cost-effectively tell current and prospective customers where they can find their nearest reseller, branch, or service center, provide lead and prospect information and support targeted promotion programs. The Company's services can be deployed through the Client's web site and call center as well as through an automated voice response system. The Company sells its services under multi-year service contracts that include a one-time set-up fee and ongoing monthly service fees. InfoNow serves clients in ten countries including eight of the ten largest global computer and networking firms and six of the eight largest banks in North America, as well as other industry leaders like American Airlines, FedEx, Maytag, Shell, and United Healthcare. Additional information about the Company can be viewed on the World Wide Web at www.infonow.com.

     During the last 12 months, the Company has experienced a significant increase in its backlog and revenues from sales of its services without a significant corresponding increase in its operating expenses. The Company believes that most of its infrastructure costs, such as servers, technical personnel, telecommunications and certain of its data costs are largely fixed and are not expected to vary significantly with an increase in client contracts in the near future. The management of the Company believes that the majority of the infrastructure is in place to support a sufficient number of clients for the Company to achieve profitability. The Company's success in achieving profitability is primarily dependent on market acceptance and future sales of its services to additional customers to offset operating costs. Although significant selling efforts are under way to add new customer contracts, the limited operating history of the Company makes it difficult or impossible to predict the exact timing and amount of these future sales.

Results of Operations

     The results from continuing operations for the three months and nine months ended September 30, 1998 and 1997 reflect the revenues and expenses of the Company's service operations. The Company sold all the assets of its Cimarron subsidiary, which produced interactive media and other business presentations, on December 11, 1997. The results of Cimarron's business have been classified as discontinued operations for the three months and nine months ended September 30, 1997.

Three Months Ended September 30, 1998 compared to the results for the Three Months Ended September 30, 1997

     Net Revenues. The Company's revenues from continuing operations consist primarily of setup fees from new contracts and monthly service fees from ongoing contracts for its services. Total sales increased by $378,000, or 225% for the three months ended September 30, 1998, compared to the revenues in the prior year. The increased revenues were generated by additional contracts sold and implemented during the last 12 months. The number of contracts in backlog at September 30, 1998 was 63 as compared with 25 on September 30, 1997.

     Cost of Sales. The cost of sales decreased from 114% of sales in the three-month period ended September 30, 1997, to 63% of sales for the three-month period ended September 30, 1998. This decrease is primarily due to the increased revenues generated by additional contracts sold and implemented during the current year. The total cost of sales over the same period rose by 24% or $84,000. This increase is mainly due to an increase in the salaries and related benefits of additional technical personnel hired during the year. The small increase relative to the increase in sales is due to the large amount of relatively fixed costs contained in the cost of goods sold.

     Selling and Marketing. Selling and marketing expenses, as a percent of revenues, increased from 40% for the three months ended September 30, 1997 to 45% for the three months ended September 30, 1998. Total selling and marketing expenses increased by $187,000, or 253% for the three months ended September 30, 1998, as compared to the three month period ended September 30, 1997. Increases in the salaries, commission costs and benefits of additional sales personnel were offset by the decrease in trade show and advertising and promotion expenses. Selling and Marketing expenses, especially sales commission expenses, which are based on a percentage of new contracted sales, are expected to increase in relation to increases in revenues.

     General and Administrative. General and administrative expenses decreased from 73% of sales for the three months ended September 30, 1997, to 31% of sales for the three months ended September 30, 1998. This decrease is primarily due to increased revenues generated by additional contracts sold and implemented during the prior year during a period when the total amount of general and administrative expenses decreased by 4%, or $8,000. This decrease is primarily due to reduced salaries and related costs compared to the prior year's quarter. These expenses are not expected to increase significantly as additional client contracts and related revenues are added for the remainder of the current year.

     Non-Operating Income (expense). Net non-operating income was $2,000 for the three months ended September 30, 1997 compared to a net non-operating income of $19,000 for the three months ended September 30, 1998. The increase is mainly due to additional interest income on cash and cash equivalents.

     Net Loss from Continuing Operations. The net loss of the Company for the three months ended September 30, 1998 decreased by approximately $994,000 or 80%, as compared to the results of the three months ended September 30, 1997. This decrease is primarily due to increased revenues generated by additional contracts sold and implemented during the prior year without corresponding increases in operating expenses.



Nine Months Ended September 30, 1998 compared to the results for the Nine Months Ended September 30, 1997

     Net Revenues. The Company's revenues from continuing operations consist primarily of setup fees from new contracts and monthly service fees from ongoing contracts for its services. Total sales increased by $952,000, or 138% for the nine months ended September 30, 1998, compared to the revenues in the prior year. The increased revenues were generated by additional contracts sold and implemented during the current year. The number of contracts implemented as of September 30, 1998 was 49 compared to 18 as of September 30, 1997. The number of contracts in backlog as of September 30, 1998 was 63 compared to 25 as of September 30, 1997.

     Cost of Sales. The cost of sales decreased from 173% of sales in the nine month period ended September 30, 1997 to 78% of sales for the nine month period ended September 30, 1998. This decrease is primarily due to the increased revenues generated by additional contracts sold and implemented during the prior year. The total cost of sales over the same period rose by 8% or $90,000. This increase is mainly due to an increase in depreciation expense on equipment put into service and an increase in the salaries and related benefits of additional technical personnel during the prior year.

     Selling and Marketing. Selling and marketing expenses, as a percent of revenues, decreased from 70% for the nine months ended September 30, 1997 to 41% for the nine months ended September 30, 1998. This decrease is primarily due to the increased revenues generated by additional contracts sold and implemented during the prior year. Total selling and marketing expenses increased by $182,000, or 38% for the nine months ended September 30, 1998, as compared to the nine month period ended September 30, 1997. The increase in expenses was primarily due to the addition of staff in order to generate growth. Increases in the salaries, commission costs and benefits of additional sales personnel were offset by the decrease in trade show and advertising and promotion expenses. Selling and Marketing expenses, especially sales commission expenses, which are based on a percentage of new contracted sales, are expected to increase in relation to increases in revenues.

     General and Administrative. General and administrative expenses decreased from 115% of sales for the nine months ended September 30, 1997, to 37% of sales for the nine months ended September 30, 1998. This decrease is primarily due to increased revenues generated by additional contracts sold and implemented during the prior year while the total amount of general and administrative expenses has decreased by 22%, or $176,000. This decrease is primarily due to reduced salaries and related costs compared to the first nine months of the prior year. These expenses not expected to increase significantly as additional client contracts and related revenues are added for the remainder of the current year.

     Non-Operating Income (expense). Net non-operating income was $14,000 for the nine months ended September 30, 1997 compared to a net non-operating income of $38,000 for the nine months ended September 30, 1998. The increase is mainly due to increased interest income on cash and cash equivalents and small gains due to sales of assets and gains from debt extinguishment.

     Net Loss from Continuing Operations. The net loss of the Company for the nine months ended September 30, 1998 decreased by approximately $1,180,000 or 57%, as compared to the results of the nine months ended September 30, 1997. The results of the nine months ended September 30, 1997 include a non-cash gain of $364,000 related to the retirement of common shares originally issued in conjunction with the acquisition of Navigist. Also included in the results of the nine months ended September 30, 1997 is a non-cash charge to the impairment of long-lived assets of $862,000 reflecting the write-off of all remaining unamortized goodwill recorded in the acquisition of the company's former subsidiary, Cimarron. Without the non-cash gain and the non-cash charge in the nine months ended September 30, 1997, the net loss of the Company for the nine months ended September 30, 1998 decreased by 44% or $681,000 compared to the first nine months of the prior year. This decrease is primarily due to increased revenues generated by additional contracts sold and implemented during the current year without corresponding increases in operating expenses.



Liquidity and Capital Resources

     The Company had cash and equivalents of $1,464,000 at September 30, 1998, compared to $325,000 at December 31, 1997, or a net increase of $1,139,000. This increase was due to a private equity financing on March 27, 1998 which resulted in net proceeds of $769,000, the exercise of stock options and warrants during the second quarter which resulted in gross proceeds of $1,137,000, and loan proceeds on March 4, 1998 of $9,000. This increase was offset by $420,000 of cash utilized in the operations of the Company, $229,000 used to purchase data and computer equipment, an increase in restricted cash of $76,000 and $51,000 net debt service costs.

     The Company has made significant progress in commercializing its services with 63 contracts in backlog as of September 30, 1998 and has significantly reduced the cash needed to fund its operations compared to the prior year. Cash utilized in operations was $420,000 for the nine months ended September 30, 1998 compared to $1,150,000 used for operations in the nine months ended September 30, 1997. This improvement is due to additional sales of its services without corresponding increases in operating expenses of the Company.

     The Company currently projects that available cash balances together with projected cash flow from operations will be sufficient to fund the Company's operations until the company can achieve cash flow breakeven without additional external financing. These projections assume that the Company does not substantially increase cash used in its current operations and that overall operating costs of the Company will not change significantly as new client contracts are added.

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

     The Company has recently examined its production and internal administrative systems for year 2000 issues. As a result of that review, the Company has determined that no significant modifications will be required to make its systems year 2000 compliant and does not expect that any modifications required will have a material impact on its business, operations or financial condition. The Company has not completed its assessment of the year 2000 compliance of its principal vendors. The Company expects to complete this review by March 1999.





Forward Looking Statements

     The Company's actual results may vary materially from the forward-looking statements made above. The Company intends that such statements be subject to the safe harbor provision of the Securities Act. The Company's forward-looking statements include the plans and objectives of management for future operations and relate to: (i) the ability of the Company to generate future sales for the Company's service, (ii) market acceptance of its service, (iii) success of the Company in forecasting and meeting the demand of the customers for its services, including maintaining technical performance of the system as new customers are added, (iv) the Company's ability to obtain financing to purchase equipment needed to provide service to additional customers, (v) the Company's ability to maintain pricing and adequate profit margins on its products and services (vi) the Company's ability to retain qualified technical personnel (vii) the Company's ability to develop future enhancements to the Company's services and control development costs of those, (viii) and the ability of the Company to raise additional capital, if needed.

     The foregoing assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's ability to control. There are also other risks which could cause the Company's revenues or costs to vary markedly from the forward-looking statements made above, such as the risk that the market demand for the Company's services may not develop as expected or if it does develop, that the Company will be able to generate sufficient sales to fund its operations.

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

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 5.  OTHER INFORMATION

     The Securities and Exchange Commission has amended the provisions of Rule 14a-4 under the Securities Exchange Act of 1934 to provide that the Company's proxies solicited in connection with its annual meeting of shareholders, including the 1999 annual meeting, may confer discretionary voting authority on Company management with respect to certain types of shareholder proposals that may be raised at the annual meeting unless the proposing shareholder notifies the Company at least 45 days prior to the date of mailing the prior year's proxy that such proposal will be made at the meeting. The deadline for such notices in connection with the Company's 1999 annual meeting of shareholders is February 22, 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - Included, as exhibits are the items listed on the Exhibit Index. The Registrant will furnish a copy of any of the exhibits listed upon payment of $5.00 per exhibit to cover the costs to the Registrant of furnishing such exhibit.

     (b)  Reports on Form 8-K

     No reports were filed on form 8-K during the nine months ended September 30, 1998

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Dated:  November 13, 1998

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

  4.4     Form of Class C Warrant.(C)

 10.14    InfoNow Corporation 1990 Stock Plan as amended.

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

 10.38 Letter Agreement between the Company and Michael Basch dated September 21, 1998.

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