Form 10KSB
period 1998-12-31
INFONOW CORP /DE
filed 1999-03-25
CIK 879684

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
    ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

                         Commission file number 0-19813

                               InfoNow Corporation
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                           04-3083360
------------------------                        --------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)

            1875 Lawrence Street, Suite 1100, Denver, Colorado 80202
            --------------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (303) 293-0212
               --------------------------------------------------
              (Registrant?s telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None.

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of Class)

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

                                   Yes   X     No
                                       -----      -----

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K.

For the year ending December 31, 1998 the Company had $2,498,000 in revenues from continuing operations.

As of March 10, 1999, there were 7,009,243 common shares outstanding. The aggregate market value of the shares held at that date by non-affiliates was approximately $14,344,000 based on the average of the bid and ask prices as quoted on Nasdaq?s Electronic Bulletin Board System.

For the purposes of calculating this information, affiliates are defined as shareholders with greater than 5% beneficial ownership of the Company's stock and all directors and officers of the Company.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1999 is incorporated into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format       Yes         No    X
                                                        -----       -----

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
Unless otherwise indicated, all references to "InfoNow", "the Company", "we", "us" or "our" refers to InfoNow Corporation. This document contains forward-looking statements based on our current expectations, assumptions, estimates and projections about InfoNow and our industry. These forward-looking statements involve risks and uncertainties. InfoNow's actual results could differ materially from those anticipated in these forward-looking statements as a result of factors described in this document and other documents we have filed with the SEC. InfoNow does not undertake any obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

The Company
InfoNow provides a modular suite of web-based inquiry management services delivered on an outsourced basis via the Internet. Our services enable companies to respond to consumer or commercial inquiries in a targeted, one-to-one manner and effectively integrate third-party channel resources such as dealers or resellers into the selling process. InfoNow's services can respond to inquiries received across a client's enterprise, including their Internet site, call center and Interactive Voice Response (IVR) systems.

The company has approximately fifty clients consisting of primarily large multinational companies, including American Airlines, Apple, Bank America, Cisco, Citibank, Compaq, 3Com, FedEx, First Union, Hewlett Packard, IBM, Intel, Maytag, NationsBank, United Health Care, UPS, and Visa.

Company History
The Company was incorporated under the laws of the State of Delaware on October 29, 1990, and was initially focused on the sale of software through the use of encrypted CD-ROM technology. Early in 1995, we fundamentally changed our business focus and began developing Internet-based inquiry management services for large corporate clients. As part of our strategy, we acquired Cimarron International, Inc. and Navigist, Inc. Cimarron provided interactive media authoring and business services. Navigist offered network engineering and Internet consulting services. These acquisitions allowed the Company to utilize the resources and capabilities of Navigist and Cimarron to facilitate our change in strategic direction as well as to provide an operating infrastructure and revenues as the Company completed its transition to selling and providing web-based services.

After the acquisitions of Cimarron and Navigist, the Company ceased selling software using encrypted CD-ROM technology and installed a new senior management team, led by Michael Johnson, who became President and Chief Executive Officer in October of 1995. After the transition to its new business was completed in 1996, the Company sold Navigist on December 13, 1996, and sold Cimarron on December 11, 1997. The company is now solely focused on the sale and provision of inquiry management services over the Internet.

Industry Background
The Company's services address four fundamental trends common to our targeted customer base:

     Growth of the Internet - The Internet is rapidly evolving into a principal vehicle for company interaction with consumers. The unique interactive capabilities of the Internet can help companies better pinpoint customer needs, more effectively answer customer inquiries, and provide a faster, more convenient response than traditional customer service approaches and typically represents a significant decrease in cost per transaction relative to traditional telephone agent-based responses.

     One-to-one marketing approaches - Companies are aggressively  searching for
     technologies   and  approaches   that  allow  them  to  provide   targeted,
     individual-specific responses to their customers and prospects.

     Outsourcing - Companies continue to focus on their own core competencies and outsource activities that can be more rapidly, effectively, and economically deployed by focused third parties.

     Channel conflicts - Most major computer, electronics and manufacturing companies, which distribute products via independent dealers or resellers, are struggling to compete against direct sellers while continuing to support their traditional reseller channels. This challenge is further complicated by the fact that many of these independent distribution channels carry competing product lines and are increasingly threatened by manufacturers selling direct over the Internet.

Business Strategy
Companies  spend  billions  of  dollars  on  advertising,  promotion,  and brand building. Unfortunately, traditional telephone agent-based approaches for responding to inquiries generated by such invetments are both ineffective and costly. The Internet now makes it possible for companies to outsource the inquiry management process. Our objective is to be the leading provider of web-based inquiry management services to corporate clients in the US and abroad. Our strategy includes the following key elements:

     Extend Functionality of our Services - InfoNow intends to provide a broader and more flexible menu of services through internally-developed enhancements and through the integration of purchased third party applications. During 1998, the Company introduced several extensions to its services, including the ability to provide referral responses and maps via fax, interfaces to wireless technologies such as cellular phones and the Palm Pilot VII, closed loop lead management services, as well as extending the breadth of geographies supported with high precision services to include Europe. The Company will use a combination of customer input and its own knowledge of using the Internet to add additional functionality to its systems and services.

     Leverage the Company's Information-Based Assets - The Company currently has an exclusive license for certain geographic data in Canada and licenses for geographic data for fourteen other countries covering the United States, Western Europe and Australia. In addition, the Company has developed unique, proprietary, and/or exclusive databases through its activities with its current customer base including electronic reseller location databases and ATM databases. The Company intends to utilize this information as well as other databases it may acquire or build, to enhance and distinguish its service offerings.

     Target Industry-Leading Corporate Customers - We plan to use our own direct sales force and selected commercial partners to focus primarily on corporate customers that distribute their products and services through third party channels such as dealers and resellers.

     Emphasis on Customer Support and Value Added Services - The Company intends to develop and maintain strong customer relationships, by leveraging the broad range of expertise of its consultative sales force, and to provide excellent client service through skilled, dedicated client service teams.

     Establish and Extend Strategic Alliances - We will continue to pursue strategic alliances that can provide additional technical, financial or distribution resources that will allow us to develop and market our products and services into a broader range of markets. For example, the Company entered into alliances with Lucent, GTE, Prime Co., SignalSoft,
     Visa and 3Com during 1998 to extend access of our services to wireless devices such as cellular phones and the Palm Pilot VII. In addition, we may seek to accelerate our growth through strategic acquisitions of complementary businesses, products or technologies. However, the Company currently has no plans, commitments or agreements for any such transactions.

Products and Services
InfoNow derives its revenues from developing, implementing, hosting and maintaining proprietary enterprise-wide web-based services. These services enable companies to maximize the revenue associated with inquiries by existing and potential customers by providing a highly targeted response and effectively integrating third-party channel resources into the closing process. Once interest in our client's products or services is generated through, for example, advertising or promotional campaigns, InfoNow's services respond using a five-step, Internet technology enabled process:

     1. IDENTIFY: Identify the unique characteristics and needs of the inquirer through information he or she provides, combined with information from client and other internal and external databases.

     2. MATCH: Create a high quality match between the inquirer's unique needs and requirements and the reseller or other channel partner, incentives, and buying method most appropriate for them.

     3. ENGAGE: Immediately provide the inquirer with the information, incentives and access to the buying method most likely to result in a sale. For example, a referral can be provided to the location that can meet the customer's needs and is most likely to have the product desired in stock. An incentive, such as a discount or rebate form, can be provided to encourage the prospect to act. A lead can also be captured and provided to the most appropriate dealer or reseller in real time allowing them to immediately and proactively pursue the inquirer's business. The ability to make an immediate, on-line purchase can also be facilitated via access to a client's existing eCommerce system.

     4. TRACK: Track and capture key information about the inquiry throughout the inquiry and closing process (e.g., did the reseller sell our client?s product or a competitor's).

     5. INFORM: Provide insight to our client through on-line reporting capabilities regarding the effectiveness of their inquiry management and advertising/promotional efforts as well as determining the effectiveness of channel partners in capturing business that lead to more effective advertising and promotion programs.

These capabilities are marketed and delivered to our clients as a modular set of turnkey services, e.g., Referral Management, Lead Management, and Integrated Promotion Support (see below), and outsourced via the public Internet or private intranets. InfoNow's services support inquiries received through all major customer "touch points" across a client's enterprise, including a client?s Internet site, call center and IVR systems.

Our services are sold on the basis of multi-year service contracts. The initial term of these contracts are one to three years and are renewable upon mutual agreement of InfoNow and the client. A typical contract fee includes two components, a setup fee and a recurring service fee. The setup fee covers the development of a customized, client-specific access to the service, and the design and implementation of client databases. The recurring monthly service fee covers hosting of the service and performance of recurring maintenance to the client databases and core applications.

Currently, the combined fees for the initial year of service typically range from $45,000 for a simple installation to greater than $750,000 for a complex application involving multiple services across several customer "touch points" and geographies. The actual setup and monthly service fees are determined based on a variety of factors, including the type(s) of service selected, the number of client locations supported, anticipated transaction volumes, geographic coverage of the service and the level of service customization requested by the client. We also may charge transaction fees for some elements of our services depending upon the specific client configuration such as fax transactions, voice recordings and dedicated telecommunication lines.

Our services are modular and all or a portion of the services can be selected depending on client requirements. We currently offer, or plan to offer, the following suite of services:

     Referral Management - When an inquiry is made, InfoNow servers gather data from the inquirer and combine it with InfoNow's databases that contain demographic and other information. InfoNow servers then apply business rules defined by our clients to select the most applicable reseller or dealer in real-time. These business rules may base referrals on such factors as geographic location of the dealer, inquirer profile, anticipated availability of the product requested, and status of the dealer within the clients reseller network. The system then responds with a referral indicating the most appropriate dealers or resellers and their locations, phone numbers, or other information defined by the client, including a map of the locations. The referral can be delivered via a response over the client's Internet site, via fax, via voice response or delivered via wireless devices such as cellular phones or wireless personal digital assistants.

     Lead Management - InfoNow servers gather demographic information and ask the prospect additional questions to further qualify the prospect?s interest and needs. The servers then immediately forward this information to the best matched reseller or dealer which enables the reseller to immediately and proactively contact and close the prospect. After the lead has been passed to the reseller, InfoNow provides closed loop follow up reporting to allow the client to monitor the outcome of the lead.

     Integrated Promotion Support- This service is based on the inquirer profile and provides real time incentives (e.g., rebates, coupons, merchandise upgrades, benefits statements). These incentives are integrated into the response given to the inquirer to maximize the potential that they will act on their original buying intention.

     Reprospecting- This service uses captured prospect information to market new products and services to an established audience at a future date.

The targeted, one-to-one nature of InfoNow's responses is facilitated by the use of a wide range of proprietary and third-party provided databases (e.g., geographic, demographic, industry-specific) and advanced, real-time searching and matching systems using comprehensive business rules customized to a client?s specific distribution system and business needs.

InfoNow's services can be deployed across a company in support of all potential customer inquiry "touch points" including:

                      Internet site
                      Interactive voice response systems (IVRs)
                      Call Center telephone agents
                      Company specific intranets or extranets

InfoNow's services are seamlessly integrated into the client's existing Internet site, call center or IVR and then outsourced via the Internet or a dedicated intranet connection to one of InfoNow's redundant server centers. This comprehensive capability to provide an enterprise-wide solution gives our clients the ability to provide a consistent response regardless of the way the inquiry is initially received by our client.

InfoNow services utilize precision GIS (Geographic Information Systems) technology that use latitude and longitude to pinpoint locations, calculate the "true" location proximity, and generate dynamically scaled maps for fifteen countries in the following geographies:

                       United States and Canada
                       United Kingdom and Major European countries
                       Australia
                       Asia and Latin America (in development)

InfoNow's services can also provide world-wide coverage via text based and postal code searching methods for all areas not currently covered by GIS technology.

Research and Development
We believe that our success will largely be dependent on our ability to enhance the functionality of our services and to develop other related products and services to meet the changing needs of our customers. Our research and development efforts at the current time are influenced significantly by customer requirements. New features are initially configured for delivery to a single customer and then incorporated into future versions of our products and services. We continually evaluate our products and services to determine what additional products or enhancements are required by our customers and plan to utilize both purchased and internally developed technologies, software, and information assets to enhance our product offerings.

The custom installation and service nature of the Company's services was such that we did not incur direct research and development expense for the years ended December 31, 1998 and 1997. However, we expect to incur direct research and development expenses in the future as we develop new capabilities for our inquiry management system beyond those deployed to address immediate customer needs.

Sales and Marketing
Our sales efforts rely primarily on direct sales contact, promotional presentations delivered via notebook computers and requests from existing customers for new sales. The Company utilizes a staff of sales professionals headquartered in Denver, Colorado that sell to national and international accounts. The Company's primary sales and marketing efforts have been directed at increasing the visibility of our services through the use of direct sales efforts. Although we have focused our initial efforts on high tech manufacturing and financial services we believe that any company that spend large sums on direct response promotions and adverstising or distributes its products or services through a large reseller network or service organization could benefit from our services.

Customers
InfoNow serves clients in fifteen countries, including eight of the largest global computer and networking firms and six of the largest banks in North America. As of February 28, 1999 InfoNow had contracted with approximately 50 customers. During the year ended December 31, 1998 we received 33% of our revenues from two customers accounting for 17% and 16% of our revenues in 1998, respectively. The Company anticipates that its revenues per customer will become less concentrated as additional customers are added to our revenue base and projected revenues from new installations in 1998 produce revenues for a full year in 1999.

The table below is a representative list of our current clients:

Computer/Networking            Financial Services           Other
-----------------------------------------------------------------------------
Apple Computer                 Allstate                     American Airlines
Cisco                          Bank of America              FedEx
Compaq                         BankOne                      Kenwood
Fujitsu                        Citicorp                     Maytag
Hewlett Packard                First Union                  Meredith
IBM                            The Hartford                 Shell
Intel                          NationsBank                  Suzuki
Novell                         Transamerica                 United Healthcare
3Com                           Visa                         UPS

As of February 28, 1999 the Company had $4.9 million of revenue backlog which is composed of contracted set up and monthly service fees for work or services not yet performed. The Company estimates that approximately $3.4 million in revenues will be recognized in 1999 from backlog contracted as of December 31, 1998.

Competition
The market for web-based inquiry management services is in an early stage of development and no one competitor has established a dominant position in the market. However, we believe that these markets will be highly competitive and characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions or enhancements and rapid changes in customer requirements. As the growth in these markets continues, we expect competition will intensify. InfoNow believes that the size and diversity within these markets will allow more than one supplier of products and services similar to those of the Company. We are aware of several other providers of products and services that are in various stages of development which may ultimately compete with our own offerings. In addition, we may face competition from new sources, including (i) Web developers, (ii) systems integrators and consultants, (iii) call center outsourcing companies, (iv) GIS tool providers, (v) lead management software companies, and (vi) internal service groups within targeted clients. In some cases, these competitors are larger, more established and have substantially greater financial, technical and marketing resources than the Company. We may not be able to compete successfully against our current or future competitors, which will have a material adverse effect on the Company's business, results of operations and financial condition.

We believe the principal competitive factors that will determine success in the market for our services include the functionality and features of the system, the ability to adapt to specific customer needs, the reliability and accuracy of the inquiry management services, response time, implementation time, product reputation based on customer's served and client referrals, pricing relative to functionality offered, quality of customer support and the ability to develop strong customer relationships.

Intellectual Property
The Company has received a federal  trademark  registration for the name InfoNow
(R) and considers its software service, trade secrets, service marks and similar intellectual property as proprietary. We rely on a combination of copyright and trademark law, non-disclosure agreements and certain contractual provisions within our customer agreements to establish and maintain proprietary rights in our services and other intellectual property of the Company. However, these measures can afford only limited protection for our intellectual property, as it does not prevent competitors from independently developing equivalent or superior technology. While we may have a limited ability to prevent others from developing similar technologies, we believe such protection is less significant to the future success of our business than other factors, including the knowledge, ability and experience of our personnel in delivering service and support to its customers, the development of unique information assets, the strength of our ongoing product development activities, customer loyalty to InfoNow's products and the market position of our products and services.

InfoNow believes that our products, trademarks, service marks and other proprietary rights do not infringe on the intellectual property rights of others. However, third parties may assert infringement claims against us in the future which may lead to litigation that could require us to pay a license fee or royalties to obtain intellectual property rights which are needed to continue to sell our products and services. Such royalties or licensing agreements may be unavailable or may be offered at terms unacceptable to the Company. Delays or interruptions in our services to our clients may occur if we are unable to obtain the necessary licensing or royalty agreements which could have a material adverse impact on the Company's business, operating results and financial condition.

We rely on certain software and data that we license from third parties, including software and data that is integrated with internally developed software used in providing our services. These third party software licenses may not continue to be available or may be available on terms unacceptable to us. We are also dependent upon the ability of the vendors of such third party software and data to enhance their current products in order to meet the changing needs of our customers. If we are not able to acquire software and data licenses and needed enhancements from our current vendors, equivalent software and data will need to be developed or purchased and integrated into the Company's systems. Although other alternative sources exist for the technology and data embodied in these license agreements, we may not be able to replace the functionality of our current systems or be able to successfully integrate new software and data into our current systems. Delays and interruptions could occur in our service to our customers that could result in a material adverse impact on the Company's business, operating results and financial condition.

Employees
As of February 28, 1999, the Company had a total of 34 full time employees including 9 in sales and marketing, 20 in software implementation, development, system operations, and customer support, and 5 in finance, management and administration. The Company uses outside contractors on an as-needed basis.

InfoNow considers its relations with its employees to be good and has not experienced any interruption of operations as a result of labor disagreements. None of the Company's employees is subject to a collective bargaining agreement

We believe that we must continue to attract and retain qualified personnel so that we may successfully deliver services to our clients. The competition for technical personnel with the skills that we require for successful operation of the Company's business is intense. It could have a material adverse effect on our operations if we are unable to retain key technical personnel or obtain additional qualified personnel needed for the planned growth of the Company's business.

ITEM 2. PROPERTIES.
The Company leases approximately 7,800 square feet of office space at its headquarters in Denver, Colorado for its product development, marketing, operations and administration activities. This lease is with an unrelated party and terminates on June 30, 2005. We believe that the facilities are adequate for our current needs and that suitable additional space can be acquired if needed to accommodate growth in the number of personnel planned in the foreseeable future.

Our principal server equipment and operations are housed and maintained by Qwest Communications at its operations center in Denver, Colorado. The Company also has a redundant operations site at Inflow that is also located in Denver, Colorado. Our operations are dependent in part upon our ability to protect our systems against physical damage from fire, floods, power loss, telecommunications failures and similar events. These facilities have safeguard protections such as a halon fire system, redundant telecommunications access, off-site storage of backups and 24 hour systems maintenance support. However, we still may experience service outages due to multiple failures of systems or area-wide natural disasters, as both sites are located in Denver. In addition, despite the implementation of network security measures by the Company, our servers may still be vulnerable to computer viruses, and similar disruptions from unauthorized tampering with our computer systems. The occurrence of any of these events could result in interruptions or delays in service to our customers that could have a material adverse effect on our business, results of operations and financial condition.

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any material current or pending legal matters

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of shareholders during the three-month period ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS.

The following table sets forth the high and low bid price of the Company's Common Stock, reported for the fiscal periods indicated on the OTC Electronic Bulletin Board system, the principal market upon which such securities were traded under the symbol INOW. The Company's shares are also listed on the Vancouver Stock Exchange and are traded in US dollars under the symbol INOU.V. On March 1, 1999, the Vancouver Stock Exchange approved the Company's request to delist our shares effective on the close of trading on March 15, 1999. The quotations in the table below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. As of March 10, 1999 there were approximately 1,100 beneficial shareholders.

                                               High               Low
                                               ----               ---
Year Ending December 31, 1997
-----------------------------
First Quarter                                 $ 2.93             $ 1.50
Second Quarter                                  2.41               0.87
Third Quarter                                   0.69               0.19
Fourth Quarter                                  0.81               0.22

Year Ending December 31, 1998
-----------------------------
First Quarter                                 $ 1.56             $ 0.22
Second Quarter                                  1.59               1.13
Third Quarter                                   1.39               0.88
Fourth Quarter                                  2.50               0.75


The Company has never declared or paid any cash dividends on the Common Stock and does not currently anticipate paying any such dividends in the foreseeable future. Our Board of Directors intends to review this policy from time to time after taking into account various factors such as the Company's financial condition, results of operations, current and anticipated cash needs and plans for expansion.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

Overview
InfoNow provides a modular suite of web-based inquiry management services delivered on an outsourced basis via the Internet. Our services enable companies to respond to consumer or prospect inquiries in a targeted, one-to-one manner and effectively integrate third-party channel resources such as dealers or resellers into the selling process. InfoNow's services can respond to inquiries received across a client's enterprise, including their Internet site, call center and Interactive Voice Response (IVR) systems.

During the last 12 months, the Company has experienced a significant increase in its backlog and revenues from sales of its services. We believe that a substantial portion of our infrastructure costs, such as servers, technical personnel, telecommunications and certain of our data costs are largely fixed and are not expected to vary significantly with an increase in client contracts in the near future. We believe that the majority of the infrastructure is in place to support a sufficient number of clients for the Company to achieve profitability. The Company's success in achieving profitability is primarily dependent on market acceptance and future sales of its services to additional customers to offset operating costs. Although significant selling efforts are under way to add new customer contracts, the limited operating history of the Company makes it difficult or impossible to predict the exact timing and amount of these future sales.

Results of Operations
The results from continuing operations for the year ended December 31, 1998 and 1997 reflect the revenues and expenses of the Company's service operations. The Company sold all the assets of its Cimarron subsidiary, which produced interactive media and other business presentations, on December 11, 1997. The results of Cimarron's business have been classified as discontinued operations for the year ended December 31, 1997.

(dollars in thousands)
                                                   Year Ended December 31,
                                                    1998              1997
                                                    ----              ----
       Revenues                                    $2,498            $1,053
       Cost of Sales                                1,754             1,501
       Administrative and Selling                   1,905             1,540
       Impairment of Asset                              0              (363)
       Other (income) expense                         (51)               16
                                                 --------          --------
       Net Loss from continuing operations         (1,110)           (1,609)

       Discontinued Operations                          0              (752)
                                                 --------          --------

       Net Loss                                  $ (1,110)         $ (2,361)
                                                 ========          ========


Comparison of Year Ended December 31, 1998 with Year Ended December 31, 1997

Net  Revenues.   The  Company's  revenues  from  continuing  operations  consist primarily of setup fees from new contracts and monthly fees from ongoing contracts for its services. Total sales from the Company's inquiry management services increased by $1,445,000, or 137% for the year ended December 31, 1998, compared to the same period in the prior year. The increased revenues were generated by additional contracts sold and implemented during the year. During 1998, the number of inquiry management contracts increased from 32 active contracts at the beginning of 1998 to 66 active contracts as of December 31, 1998.

Cost of Sales. The cost of sales, as a percent of revenues, decreased from 143% for the year ended December 31, 1997 to 70% for the year ended December 31, 1998. The total cost of sales increased by 17% or $253,000. This increase is a result of increased costs in creating an infrastructure for delivering InfoNow's services. These costs include technical personnel payroll, contract labor, data acquisition costs, depreciation and amortization for server equipment and capitalized software development, telecommunications and other costs related to operating the Company's data center.

Selling, General and Administrative. Selling, general and administrative expenses, as a percent of revenues, decreased from 146% of sales for the year ended December 31, 1997 to 76% of sales for the year ended December 31, 1998. The total amount of selling, general and administrative expenses increased by 24% or $365,000. This overall increase is primarily the result of the addition of sales personnel and other marketing and promotion costs in 1998. General and administrative expenses, as well as selling and marketing expenses, are expected to decline as a percentage of revenues.

Non-operating Income (expense). Net non-operating income was $51,000 for the year ended December 31, 1998 compared to a net non-operating expense of $16,000 for the year ended December 31, 1997. The increase is primarily due to interest income on cash and cash equivalents.

Net Loss from continuing operations. The reported net loss of the Company for the year ended December 31, 1998 decreased by approximately $499,000, or 31%, as compared to the results in the prior year. This decrease is due primarily to additional contracts sold and implemented during 1998 without corresponding increases in selling, general and administrative expenses.

Liquidity and Capital Resources
The Company had cash and equivalents of $1,303,000 at December 31, 1998, compared to $325,000 at December 31, 1997, or a net increase of $978,000. The increase was due to a private equity financing on March 27, 1998 which resulted in net proceeds of $781,000, the exercise of stock options and warrants during the second quarter which resulted in net proceeds of $1,126,000, and loan proceeds on March 4, 1998 of $9,000. The increase was offset by net cash used in operating activities of $428,000, purchases of property and equipment of $359,000, principal payment on debt obligations of $76,000, and an increase in restricted cash of $76,000.

The Company made significant progress in commercializing its services during 1998. The Company had 66 contracts in backlog as of December 31, 1998 compared to 32 contracts as of December 31, 1997. As a result of the implementation of these additional contracts, the Company significantly reduced the amount of cash used throughout 1998. Cash used in operating activities during the year was $115,000, $195,000, $105,000 and $13,000 in the first, second, third and fourth quarters, respectively. The Company expects continued operating losses during the first quarter of 1999, but anticipates that revenues from additional sales of its services will result in positive cash flow from its operations by the second quarter of 1999.

The Company currently projects that available cash balances, together with projected cash flow from contracted backlog and anticipated new sales, will be sufficient to fund the Company's operations for at least the next twelve months. These projections assume that revenues from new sales and from backlog will continue to reduce cash used in its operations and that overall operating costs of the Company will not change significantly as new client contracts are added.

Impact of the Year 2000 Issue
The Year 2000 Issue is the result of certain computer programs being written using two digits rather than four to indicate the applicable year. As a result, computer programs with date-sensitive software may incorrectly recognize a date using "00" as the year 1900 rather than the year 2000. Such an error could result in a system failure or miscalculations resulting in disruptions of operations, including a temporary inability to process normal business transactions or provide service to our customers.

InfoNow has undertaken a review of its own computer systems and applications to determine if significant problems exist with the operations of those systems as a result of the Year 2000 Issue and expects to complete this review by March 31, 1999. As a result of that review, we do not expect that any modifications required to address Year 2000 problems will have a material impact on its business, operations or financial condition. In addition, InfoNow has implemented a Year 2000 compliance inquiry program with its major vendors and suppliers as to both the status of the Year 2000 compliance of their own systems and any delays they anticipate in supplying goods and services to the Company. We cannot guarantee that the systems of our vendors and suppliers will be Year 2000 compliant; however based on our initial surveys, which we expect to complete by March 31, 1999, we do not anticipate replacement or major modification of any hardware or software components in our systems if third party supplied hardware and software is not year 2000 compliant. Nevertheless, we may be required to install software updates to our systems and hardware so that they will run properly after December 31, 1999. We believe that these needed software updates are currently available or will be available based on announcements made by our vendors through our normal software maintenance licenses. The Company has not incurred material costs to date in its Year 2000 review process and does not believe the cost of any additional actions will be material to its operations or financial condition. We do not anticipate that we will incur material expenses outside the normal course of business to modify our system or third party supplied systems to be year 2000 compliant. However, the Company's systems and third party systems may contain undetected errors or defects which may incur material costs and could result in a material adverse effect on the Company?s operation and financial condition. In addition, if suppliers or other companies on whom the Company relies fail to address and correct their Year 2000 issues, the Company could face business interruption and material unexpected costs.

In addition, we are conducting testing of our production and other systems to determine if all components of our systems will function properly after December 31, 1999. We expect this testing to be complete by June 30, 1999. Although the Company believes that it has identified all material issues and has developed adequate plans to address the year 2000 problem, our testing may reveal unexpected or previously undetected issues. The Company has not yet formed contingency plans in the event that planned modifications do not correct year 2000 issues and will formulate such plans after the completion of its testing, if necessary.

FORWARD LOOKING STATEMENTS AND RELATED BUSINESS RISKS AND ASSUMPTIONS

Our actual results may vary materially from the forward-looking statements made above. In this report, statements that are not historical fact and the words "anticipate," "believes," "expects," "future," "intends," or similar expressions identify forward-looking statements. We intend that such statements be subject to the safe harbor provision of the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company's forward-looking statements include the plans and objectives of management for future operations and relate to: (i) the market acceptance of its inquiry management services, (ii) our ability to forecast and meet the demands of the our customers which includes the maintenance of the technical performance of the system as new customers are added, (iii) our ability to obtain financing to purchase equipment needed to provide service to additional customers, (iv) our ability to maintain pricing and thereby maintain adequate profit margins on its products and services, (vi) our ability to retain qualified technical personnel (vii) our ability to complete planned development of our services within current budgeted levels, (viii) our ability to raise additional capital if needed to fund current operations, and (ix) the effect of Year 2000 compliance issues on our business operations.

Our assumptions are based on judgments about future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our ability to control. There are also other risks which could cause the Company's revenues or costs to vary markedly from the forward-looking statements made above, such as the risk that the market demand for its services may not develop as expected or if it does develop, that the Company will not be able to generate sufficient sales to fund its operations. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. Any statements made in this document should not be regarded as a representation by the Company or any other person that we will achieve our plans or objectives.

ITEM 7.  FINANCIAL STATEMENTS.

See pages F-1 through F-16 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Incorporated by reference from the portion of the proxy statement entitled "Proposal 1-Election of Directors."

ITEM 10.  EXECUTIVE COMPENSATION.

Incorporated by reference from the portion of the proxy statement entitled "Executive Compensation."

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Incorporated by reference from the portion of the proxy statement entitled "Security Ownership of Certain Beneficial Owners and Management."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the portion of the proxy statement entitled "Certain Transactions."

ITEM 13.  EXHIBITS

     (a) Exhibits

     Included as exhibits are the items listed on the Exhibit Index. The Registrant will furnish a copy of any of the exhibits listed below upon payment of $5.00 per exhibit to cover the costs to the Registrant of furnishing such exhibit.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 1999.

                                         INFONOW CORPORATION

                                         By:  /s/ Michael W. Johnson, President
                                              ----------------------------------
                                                  Michael W. Johnson, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                           Title                                           Date
---------                           -----                                           ----

/s/ Michael W. Johnson              Chairman, Chief Executive Officer,          March 19, 1999
----------------------
 Michael W. Johnson                 President  and Director
                                    (Principal Executive Officer)

/s/ Kevin D. Andrew                 Chief Financial Officer,                    March 19, 1999
-------------------                 Treasurer and Secretary
 Kevin D. Andrew                    (Principal Financial
                                    and Accounting Officer)


/s/ Stuart Fullinwider              Director                                    March 19, 1999
----------------------
Stuart Fullinwider

/s/ Donald E. Cohen                 Vice Chairman and Director                  March 19, 1999
-------------------
 Donald E. Cohen

/s/ Duane H. Wentworth              Director                                    March 19, 1999
----------------------
 Duane H. Wentworth

/s/ Michael D. Basch                Director                                    March 19, 1999
--------------------
 Michael D. Basch

                                  EXHIBIT INDEX
Exhibit
Number      Description of Exhibit
------      ----------------------

3.1       Certificate of Incorporation of the Company, as Amended. (A)
3.3       Bylaws of the Company, as Amended. (B)
4.1 Form of Common Stock Certificate for the Registrant's Common Stock, $.001 par value per share. (B)
4.4       Form of Class C Warrant. (C)
10.14     InfoNow Corporation 1990 Stock Option Plan, as amended.
10.29 Employment Agreement between the Company and W. Brad Browning dated January 9, 1996. (E)
10.30 Employment Agreement between the Company and Kevin D. Andrew dated March 1, 1996. (E)
10.31 Agreement between the Company and Environmental Systems Research Institute, Inc. ("ESRI") dated March 6, 1996. (E)
10.32 Stock Purchase and Sale Agreement by and among VDC Paradigms, Inc., Craig Michaelis, David Wertzberger and InfoNow Corporation dated December 13, 1996. (A)
10.34 Employment Agreement between the Company and Donald E. Cohen dated May 22, 1995, as amended. (A)
10.35 Asset Sale Agreement for sale of assets to Cimarron Dog and Pony Company, Inc., dated December 11, 1997. (F)
10.36     Michael W. Johnson employment agreement dated January 1, 1998. (F)
10.37 Agreement dated October 23, 1997 between the Company and Michael W. Johnson regarding sale of the Company. (F)
10.38 Letter Agreement between the Company and Michael Basch dated September 21, 1998.
27.1      Financial Data Schedule

-----------------------
(A) Incorporated by reference from the Company's Annual Report or Form 10-K for the year ended Decemeber 31, 1998.
(B) Incorporated by reference from Registration Statement No. 33-43035 on Form S-1 dated February 14, 1992.
(C) Incorporated by reference from Post-Effective Amendment No. 2 to Registration Statement No. 33-43035 on Form S-1 dated July 13, 1993.
(D) Incorporated by reference from Post-Effective Amendment No. 3 to Registration Statement No. 33-43035 on Form S-1 dated September 30, 1996.
(E) Incorporated by reference from the Company's Annual Report on Form 10-K for year ended December 31, 1995.
(F) Incorporated by reference from the Company's Current Report on Form 8-K dated January 27, 1997.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Independent Auditors Report                                                F-2

Consolidated Balance Sheets - December 31, 1998 and 1997                   F-3

Consolidated Statements of Operations and Comprehensive Loss for
    the years ended December 31, 1998 and 1997                             F-4

Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 1998 and 1997                                              F-5

Consolidated Statements of Cash Flows for the years ended
   December 31, 1998 and 1997                                              F-6

Notes to Consolidated Financial Statements                                 F-7

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
InfoNow Corporation and Subsidiaries
Denver, Colorado


We have audited the accompanying consolidated balance sheets of InfoNow Corporation and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InfoNow Corporation and subsidiaries, as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


HEIN + ASSOCIATES LLP


Denver, Colorado
February 19, 1999

CONSOLIDATED BALANCE SHEETS

(US Dollars in Thousands,
except per share information)                                1998        1997
                                                             ----        ----
ASSETS
Current Assets:
       Cash and equivalents                                $  1,303    $    325
       Restricted cash investments                               76        --
       Accounts receivable                                      379         177
       Prepaids and other current assets                         20          20
                                                           --------    --------
           Total  current assets                              1,778         522
                                                           --------    --------

Property and equipment, net                                     760         647
Capitalized software development costs,
net of accumulated amortization of $522 and
$384 in 1998 and 1997, respectively                               7         146
Other assets and deferred charges                                 9           9
                                                           --------    --------
    Total Assets                                           $  2,554    $  1,324
                                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Notes payable - current portion                      $    103    $     59
      Accounts payable and accrued expenses                     603         552
      Unearned revenue and prepaid service fees                 464         263
      Deferred compensation                                    --             5
                                                           --------    --------
            Total current liabilities                         1,170         879

NOTES PAYABLE, net of current portion                            89          47

COMMITMENTS AND CONTINGENCIES (Notes 10 and 11)

STOCKHOLDERS' EQUITY
      Preferred stock, $.001 par value;
        1,962,335 shares authorized,
        none issued or outstanding                             --          --

      Common stock, $.001 par value;
         15,000,000 shares authorized,
         6,815,243 and 5,364,179 issued
         and outstanding at December 31, 1998
         and 1997, respectively                                   7           5
      Additional paid-in capital                             23,910      21,904
      Accumulated deficit                                   (22,622)    (21,511)
                                                           --------    --------
      Total stockholders' equity                              1,295         398
                                                           --------    --------
           Total Liabilities and Stockholders' Equity      $  2,554    $  1,324
                                                           ========    ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(US Dollars in Thousands,
except per share information)                             1998         1997
-----------------------------                             ----         ----

REVENUES                                             $     2,498    $     1,053
OPERATING EXPENSES:
   Cost of sales and direct project related costs          1,754          1,501
   Selling and marketing                                   1,084            575
   General and administrative                                821            965
   Impairment of long-lived assets                          --             (363)
                                                     -----------    -----------
   Total operating expenses                                3,659          2,678
                                                     -----------    -----------

   Loss from operations                                   (1,161)        (1,625)
OTHER INCOME (EXPENSE):
   Interest income                                            58             40
   Interest expense                                          (14)           (26)
   Other non-operating income                                  6              2
                                                     -----------    -----------
                                                              50             16

Loss from continuing operations                           (1,111)        (1,609)
   Discontinued operations
   Income from operations of Cimarron Int'l                 --               86
   Loss on disposal of Cimarron                             --             (838)
                                                     -----------    -----------
Net loss and comprehensive loss                      $    (1,111)   $    (2,361)
                                                     ===========    ===========

Basic and Diluted EPS per common share:
   Continuing operations                             $     (0.18)   $     (0.30)
   Discontinued operations                                  --            (0.14)
                                                     -----------    -----------
Net loss and comprehensive loss                      $     (0.18)   $     (0.44)
                                                     ===========    ===========

Weighted average common shares outstanding             6,298,000      5,396,000
                                                     ===========    ===========

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 1998 and 1997                                                        Additional
                                                                  Common Stock                 Paid-in         Accumulated
(US Dollars in Thousands, except per share information)      Shares           Amount           Capital           Deficit
--------------------------------------------------------------------------------------------------------------------------
BALANCES, January 1, 1997                                  5,515,164        $        5       $   22,316        $  (19,150)

Offering costs and expenses for
December 6, 1996 private placement                              --                --                (55)             --

Issuance of common stock in conjunction
with the exercise of employee stock options                    2,819              --                  4              --

Retirement of common stock                                  (153,804)             --               (364)             --

  Non-cash charge related to the issuance of
   options to purchase common stock issued to a
   consultant to company                                        --                --                  3              --

 Net loss                                                       --                --               --              (2,361)
                                                          ----------        ----------       ----------        ----------

 BALANCES, December 31, 1997                               5,364,179        $        5       $   21,904        $  (21,511)

 Issuance of common stock in exchange for note                 2,000              --                  1              --

 Common shares  valued at US $1.75 per share
   for cash in March 27, 1998  private
   placement, net of financing costs
   of $19,000                                                450,000                 1              769              --


  Non-cash charge related to the issuance of
   options to purchase common stock issued to
   consultants                                                  --                --                 99              --

Common shares issued upon exercise of
warrants and options at prices ranging from
$0.40 to $1.40 per share                                     999,064                 1            1,137              --

 Net loss                                                       --                --               --              (1,111)
                                                          ----------        ----------       ----------        ----------

 BALANCES, December 31, 1998                               6,815,243        $        7       $   23,910        $  (22,622)
                                                          ==========        ==========       ==========        ==========

See accompanying notes to consolidated financial statements.

                                                  F-5


CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 1998 and 1997

(US Dollars in Thousands)                                          1998                  1997
                                                                   ----                  ----
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss                                                         $(1,111)              $(2,361)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
   Depreciation and amortization                                     537                   619
   Allowance for bad debt                                             31                  --
   Loss on disposal of business segment                             --                     838
   Impairment of long-lived asset                                   --                    (363)
   Gain on disposal of property and equipment                       --                      (1)
   Compensation expense recognized in connection
        with stock option and warrant issuances                       99                     3
 Changes in operating assets and liabilities:
   Accounts receivable                                              (233)                  (74)
   Other current assets                                             --                     137
   Other assets and deferred charges                                   1                     2
   Accounts payable and other liabilities                             47                   (57)
   Unearned revenues and prepaid service fees                        201                    52
                                                                 -------               -------
        Net cash used in operating activities                       (428)               (1,205)
INVESTING ACTIVITIES:
   Purchase of property and equipment                               (359)                 (134)
   Disposition of subsidiaries                                      --                      85
   Acquisition of geographic data                                   --                    (180)
   Additions to capitalized software                                --                     (26)
   Proceeds from sale of property and equipment                     --                       6
   Increase in restricted cash                                       (76)                 --
                                                                 -------               -------
      Net cash flows used in investing activities                   (435)                 (249)
FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                        770                   (55)
   Proceeds from exercise of options and warrants                  1,137                     4
   Proceeds from notes payable                                         9                  --
   Payment of related party note                                    --                    (100)
   Principal payments on debt obligations                            (75)                 (120)
                                                                 -------               -------
      Net cash provided by (used in) financing activities          1,841                  (271)
                                                                 -------               -------
Net increase (decrease) in cash and equivalents                      978                (1,725)
 CASH AND EQUIVALENTS, beginning of period                           325                 2,050
                                                                 -------               -------
 CASH AND EQUIVALENTS, end of period                             $ 1,303               $   325
                                                                 =======               =======

Supplemental Information:
        Cash paid during period for interest                     $    14               $    26
                                                                 =======               =======

See accompanying notes to consolidated financial statements.

                                       F-6

Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Organization and Business Activity
The Company was incorporated under the laws of the State of Delaware on October 29, 1990, and was initially focused on the sale of software through the use of encrypted CD-ROM technology. In 1995, the Company fundamentally changed its business and began developing its internet-based inquiry management services for large corporate clients. The Company ceased selling software using encrypted CD-ROM technology in September 1995.

As part of its strategy, the Company acquired Cimarron International, Inc. ("Cimarron") and Navigist, Inc. ("Navigist") in 1995 in order to utilize resources and capabilities of these companies to complete the Company's change in strategic direction as well as to provide an operating infrastructure and revenues as the Company completed its transition. The Company sold Navigist on December 13, 1996, and completed the sale of Cimarron on December 11, 1997. A full discussion of the sale Cimarron is contained in "Note 2. Discontinued Operations" of these financial statements.

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

c. Revenue Recognition
The Company derives revenue by providing implementation and hosting services for its inquiry management services. Prior to its divestiture of Cimarron, the Company also generated revenues from several other sources including the production of Multimedia and 35mm slide presentations. The Company recognizes revenue using the percentage-of-completion method on implementation of its services. Revenues are recognized based on project milestones. For certain projects, the Company invoices for work yet to be performed. These prebillings, together with cash received prior to performing services, are reflected as unearned revenue and prepaid service fees in the accompanying balance sheets. Losses are recognized immediately if projected direct costs exceed anticipated revenues.

d. Property and Equipment
Property and equipment are stated at cost. Replacements, renewals and improvements are capitalized and costs for repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over estimated useful lives of three to five years.

e. Consolidation
As of December 31, 1998, the consolidated financial statements include all accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

f. Software Development Costs
In accordance with Statement of Financial Accounting Standards No. 86, ?Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed? ("SFAS 86"), software development costs, which consist primarily of salaries and related costs, purchased software, contract labor costs and other direct expenses, are expensed as research and development costs prior to the establishment of technological feasibility. Technological feasibility for the Company's software products is generally based upon achievement of a detailed program design free of high risk development issues. After technological feasibility is established for a product, all software development costs are capitalized until the product is ready for delivery. Subsequent software maintenance costs are expensed as operating costs as incurred. Amortization of capitalized computer software cost is provided on a product-by-product basis at the greater of the amount computed using the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or the straight line method over the remaining useful economic life of the product (generally for two years). Approximately $530,000 in software development costs were capitalized in conjunction with the development of the Company's system at December 31, 1997, including a $253,000 non-cash provision related to the fair value of options issued to ESRI. No costs were capitalized during the year ended December 31, 1998. The Company amortized $138,000 and $244,000 of these capitalized costs for the years ended December 31, 1998 and 1997, respectively.

g. Research and Development Costs
The  Company's   current   research  and  development   efforts  are  influenced
significantly by customer requirements. New features are customized initially for delivery to a single customer and then incorporated into future versions of its service. As a result, all development costs were recorded as cost of sales and the Company did not record any research and development expense in 1998 or 1997.

h. Cash and Equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents.

i. Net Loss Per Common Share
The loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and Diluted EPS were the same for 1998 and 1997 because the Company had losses from operations and therefore, the effect of all potential common stocks was anti-dilutive.

Options to purchase 2,153,553 shares of common stock, and warrants to purchase 532,863 shares of common stock were outstanding at December 31, 1998. See "Note
7. Stockholders' Equity", for a detailed discussion of the options and warrants issued by the Company.

j. Stock Compensation Expense.
The Company records its stock compensation expense in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires all companies to adopt a fair value based method to measure compensation cost of issued stock options and similar instruments issued using a Black-Scholes model or other comparable method. The Company has elected an option under SFAS 123 that allows a Company to continue to recognize compensation cost for employees in accordance with the guidance in APB No. 25 and disclose the proforma results of operations as if SFAS 123 had been applied to the financial statements. Transactions in which the Company issues stock options or other equity instruments to acquire goods or services from nonemployees are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

k. Reclassifications
Certain amounts in the prior year financial statements have been reclassified to conform with the current year classifications. Such reclassifications had no effect on net loss.

l. Comprehensive Loss
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130, which is effective for fiscal years beginning after December 15, 1997, defines comprehensive income as all changes in stockholders' equity exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. The Company's comprehensive loss was equal to its net loss for the year ended December 31, 1998.

Note  2.  DISCONTINUED OPERATIONS

On December 11, 1997, the Company sold the operations of its wholly-owned subsidiary, Cimarron International, Inc. ("Cimarron"), to Cimarron Dog and Pony, Inc. ("Dog and Pony") through an asset sale for total proceeds of $85,000 in cash. After execution of this transaction, the Company ceased all operations of Cimarron and liquidated the subsidiary on December 19, 1997.

As part of the sale transaction, the Company executed an agreement which provides that Dog and Pony shall pay 25% of all quarterly gross profits in excess of $116,500 to the Company until the earlier of: (i) March 31, 2001, or
(ii) until payments total $100,000. Dog and Pony is owned by a director of the Company and the former owner of Cimarron prior to its acquisition by the Company in 1995. No payments were made under this agreement during the year ended December 31, 1998.

The results of Cimarron's operations have been classified as discontinued operations in the accompanying financial statements. The recorded loss on the sale includes a non-cash charge to impairment of goodwill of $862,000. Cimarron recorded sales of approximately $852,000 during its 1997 fiscal year prior to its sale on December 11, 1997.

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

Because the Company experienced a significant change in control and substantially changed its business on May 22, 1995 as described in Note 1, the Company believes that, under current tax regulations, the utilization of tax loss carryforwards will be limited to loss carryforwards generated after May 23, 1995, which amount to approximately $7,246,000 as of December 31, 1998.

The  significant  components  of the  net  deferred  tax  asset  consist  of the following:
                                                              December 31,
                                                         1998             1997
                                                         ----             ----
                                                            (In thousands)

Capitalized software                                    $  --           $   (54)
Net operating loss carryforwards                          2,878           2,200
Deferred compensation                                      --                 2
                                                        -------         -------
Deferred tax asset, net                                   2,878           2,148
                                                        -------         -------
Less - valuation allowance                               (2,878)         (2,148)
                                                        $  --           $  --
                                                        =======         =======

The benefits of the Company's net operating loss carryforwards and other temporary differences as of December 31, 1998 and 1997, do not satisfy the realization criteria set forth in SFAS 109 and accordingly, the Company has recorded a valuation allowance for the entire net deferred tax asset.

Note 4.  PROPERTY AND EQUIPMENT

Property and Equipment consist of the following:
                                                               December 31,
                                                            1998         1997
                                                            ----         ----
                                                              (In thousands)

Computer equipment                                         $ 1,350      $   773
Furniture and fixtures                                          92           90
Computer software and geographic data licenses                 266          334
                                                           -------      -------
                                                             1,708        1,197
Less accumulated depreciation and amortization                (948)        (550)
                                                           -------      -------
Property and equipment, net                                $   760      $   647
                                                           =======      =======

In connection with the sale of Cimarron International (Note 2), the Company sold and wrote-off certain property which resulted in the reduction of approximately $120,000 of property cost and $77,000 of accumulated depreciation in 1997.

Note 5.  LONG TERM  DEBT
a. Summary of Long Term Debt
                                                             December  31,
                                                           1998         1997
                                                           ----         ----
                                                           (In  Thousands)
Term loan payable to a bank, collateralized by all
property and equipment,  bearing interest at prime
plus  1.25%  (total of 9.00% at  12/31/98)  due in
monthly installments of $3,817 to December 1999.        $      42     $     81

Capital lease obligation  bearing interest at 15%,
due in monthly  installments  of $497 to  November
1999, collateralized by equipment under the lease.              5           10

Capital  lease  obligation   bearing  interest  at
9.41%,  due in Monthly  installments  of $4,820 to
August 2001, collateralized by equipment under the
lease.                                                        136        --

Notes  payable to  suppliers  at varying  interest
rates.                                                       --             15

Note  payable to  individual  bearing  interest at
6.00%,  due  in  six  equal  monthly  installments
beginning in the month following the first quarter
in  which  the  Company   reports  net  income  of
$100,000 or greater.                                            9        --
                                                           ------       ------

                                                              192          106

Less current portion                                         (103)         (59
                                                           ------       ------

Long-term portion                                          $   89       $   47
                                                           ======       ======

b.  Maturities of Long Term Debt
Future minimum lease payments under capital leases and annual maturities of other long-term debt at December 31, 1998 are as follows:

Year ending December 31,
                                    1999        $    103
                                    2000              55
                                    2001              34
                                                --------
                                                $    192
                                                ========

The Company paid $14,000 and $26,000 for interest during the years ended December 31, 1998 and 1997 respectively. The total for the year ended December 31, 1997 includes $6,000 paid to related parties. There were no interest payments to related parties during the year ended December 31, 1998.

Note 6.  SUPPLEMENTAL  CASH  FLOW  INFORMATION
The Company had the following significant non-cash transaction:

During 1998, the Company completed a non-cash transaction in which the Company financed a purchase of equipment under a capital lease with Bank One Leasing Corp. for approximately $152,000. The lease bears interest at 9.41% and is payable in equal monthly installments of $4,820 ending in August 2001.

Note 7.  STOCKHOLDERS' EQUITY
a.  Preferred Stock
Shares of preferred stock may be issued from time to time in one or more series, with the rights and powers of each series set by the Board of Directors. Of the 1,962,335 authorized shares, 213,483 have been designated as Series A Convertible Preferred Stock.

The Series A Convertible Preferred Stock is convertible to common at the rate of four shares of common for one share of preferred. The Series A Convertible Preferred Stock has a liquidation value of $1.593 per share and the holders have voting rights on an as-converted basis. No preferred stock was outstanding as of December 31, 1998 or 1997.

b. Significant Equity Transactions
On March 27, 1998, the Company completed a private placement of 450,000 shares of its common stock at $1.75 per share, which was above the quoted price of the Company's common stock at the date of the transaction. Total gross proceeds from the sale of stock were $788,000. The Company served as its own placement agent, incurring $19,000 in costs.

During 1998, the Company issued 999,064 shares of common stock in conjunction with the exercise of options and warrants. The per-share price range of $0.40 to $1.40 resulted in gross proceeds to the Company of $1,137,000.

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

                                              1998             1997
                                              ----             ----
                                        (In thousands, except per share amounts)
Net Loss               As Reported          $(1,111)         $(2,361)
                       Pro Forma             (2,060)          (2,962)
Primary Earnings
Per Share              As Reported          $ (0.18)         $ (0.44)
                       Pro Forma            $ (0.30)         $ (0.55)

The fair value of each grant was determined using the Black-Scholes option pricing model with the following assumptions used for grants for 1998 and 1997:
1) risk free interest rate of 6.50% in 1997 and 5.01% to 5.96% in 1998; 2) no expected dividend yield; 3) expected lives of 5 years or the contractual term of the option or warrant, whichever is less; and 4) assumed volatility of approximately 242% in 1997 and approximately 216% to 240% in 1998. The weighted average contractual term of the options was 10 years compared to a weighted average expected term of 5 years.

d. Stock Option Plan
The Company has a Stock Option Plan (the "Plan") to provide officers and other key employees options to purchase shares of the Company's common stock. On March 28, 1997, the Board of Directors approved an increase in the amount of shares issuable under the plan from 1,000,000 to 1,700,000. On January 23, 1998 the Board of Directors approved an increase from 1,700,000 to 2,200,000. Under the terms of the Plan, the Board of Directors may grant officers and key employees either "non-qualified" or "incentive stock options" as defined by the Internal Revenue Service code and regulations and may grant non-qualified options to non-employee directors. Under the terms of the Plan, the purchase price of the shares subject to an option will be the fair market value of the Company's common stock on the date the option is granted. If the grantee owns more than 10% of the total combined voting power or value of all classes of stock on the date of grant, the purchase price shall be at least 110% of the fair market value at the date of grant and the exercise term shall be up to five years from the date of grant. All other options granted under the Plan are exercisable up to 10 years from the date of the grant. Options issued under the Plan generally vest over a three year period. A summary of the status of the Company's stock option plan as of December 31, 1998 and 1997 and changes during the years ended on those dates is presented below:

                                                       1998                                      1997
                                                       ----------------------------------------------
                                                              Weighted                                 Weighted
                                                              Average                                  Average
Fixed                                                         Exercise                                 Exercise
Options                                     Shares              Price               Shares              Price
-------                                     ------              -----               ------              -----
Outstanding at
beginning of year                           1,478,579           $1.47                720,745            $2.40
Granted                                       856,774            1.16              1,606,281             1.59
Exercised                                      (1,167)           0.79                 (2,819)            1.30
Forfeited                                    (180,633)           1.12               (845,628)            2.49
                                           ----------                            -----------
Outstanding at end of year                  2,153,553            1.38              1,478,579             1.47
                                           ==========                            ===========
Options exercisable at year-end             1,440,978                                770,978
Weighted-average fair value
of options granted during the year              $1.16                                  $1.58

The following table summarizes information about fixed stock options outstanding at December 31, 1998:


                               Options Outstanding                                          Options Exercisable
                                                Weighted               Weighted                          Weighted
Range of                   Number               Average                Average               Number       Average
Exercise                   Outstanding          Remaining              Exercise           Exercisable    Exercise
Prices                     at 12/31/98          Contractual Life        Price             at 12/31/98      Price
-----------------------------------------------------------------------------------------------------------------
$.29 to 1.30                   515,084          7.7 years               $  .89              273,557       $0.89
1.40                         1,060,494             9.2                    1.40              768,169        1.40
1.45 to 1.91                   424,991             7.5                    1.65              317,963        1.65
2.11 to 2.56                   152,984             7.2                    2.17              101,623        2.17
                            ----------                                                     --------
 .29 to 2.56                  2,153,553             8.2                    1.38            1,461,312        1.38
                             =========                                                    =========

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

The Company issued options and warrants to purchase 150,000 shares of the Company's common stock in lieu of compensation for investor relations and recruiting services. The Company expensed $99,000 related to the issuance of these options and warrants during the year ended December 31, 1998 in accordance with SFAS 123.

e. Stock Warrants
A summary of the status of the Company's Warrants as of December 31, 1998 and 1997 and changes during the years ended on those dates is presented below:

                                                     1998                                 1997
                                                    -------------------------------------------------
                                                              Weighted                      Weighted
                                                              Average                        Average
                                                              Exercise                      Exercise
Warrants                                      Shares           Price        Shares            Price
-----------------------------------------------------------------------------------------------------
Outstanding at beginning of year             2,036,876         4.14        2,666,759        $  19.01
Granted                                        105,000         0.69            --               --
Exercised                                     (997,897)        1.14            --               --
Forfeited                                     (611,116)       10.27         (629,883)          66.80
                                            ----------                     ---------
Outstanding at end of year                     532,863         2.03        2,036,876            4.14
                                            ==========                     =========
Warrants exercisable at year-end               498,780                     2,029,167
Weighted-average fair value of warrants
granted during the year                     $     0.69                         --


The following table summarizes information about Warrants outstanding at December 31, 1998:

                                      Warrants Outstanding                              Warrants Exercisable
                                      --------------------------------------------------------------------------
                                               Weighted           Weighted                             Weighted
Range of                 Number                Average             Average             Number         Average
Exercise               Outstanding           Remaining            Exercise            Exercisable     Exercise
Prices                 at 12/31/98           Contractual Life      Price             at 12/31/98        Price
----------------------------------------------------------------------------------------------------------------
$.29 to .80               80,000                2.1              $     .53              69,583         $0.49
1.20 to 1.40             242,000                1.4                   1.37             219,751          1.39
2.63 to 3.68             123,500                1.6                   2.70             122,083          2.69
4.25                      87,363                1.3                   4.25              87,363          4.25
                       ---------                                                     ---------
 .29 to 4.25              532,863                1.6                   2.03             498,780          2.08
                       =========                                                     =========

Note 8.  COMMITMENTS AND CONTINGENCIES

a. Operating Lease Commitments
The Company has non-cancelable leases for its facilities and certain office equipment. At December 31, 1998, the Company was obligated for a total of approximately $41,000, all payable during 1999. Subsequent to December 31, 1998, the Company entered into a new lease agreement for its facilities.

Rent expense related to operating leases was $84,000 and $124,000 for the years ended December 31, 1998 and 1997 respectively.

b. Contingent Issuance of Stock Options
The option agreement issued to the Company's President contains an anti-dilution provision that provides that additional options to purchase common shares shall be issued equal to 10.7% of options exercised that were outstanding as of October 23, 1997. Options to purchase 106,774 shares were granted under this agreement during 1998 are included in the option table in "Note 7. Stockholders' Equity."

On October 23, 1997, the Company entered into an agreement with the President and Chief Executive Officer of the Company. This agreement expires on April 23, 1999, and provides compensation to the President in the event the Company is sold. The compensation to be paid is based on a varying percentage of the transaction value ranging from 4% of transaction values to 12% of transaction values. No compensation will be paid for transactions valued less than $7.5 million.

Note 9.  RISKS AND UNCERTAINTIES

a. Credit Concentration and Dependence upon Certain Customers
The Company has contracted with approximately 50 customers. During the year ended December 31, 1998 the Company received 33% of its revenues from two customers accounting for 17% and 16% of its revenues in 1998, respectively. The Company anticipates that revenues per customer will become less concentrated as additional customers are added to its revenue base and projected revenues from new installations in 1998 produce revenues for a full year in 1999.

b. Continuing Operating Losses
The Company's financial condition and revenue backlog significantly improved during the year ended December 31, 1998 and, as a result, the Company expects to have adequate cash flows from recurring and anticipated new business to sustain its operations for the foreseeable future. However, the Company has experienced recurring losses from operations since inception and incurred a net loss from continuing operations of $1.1 million for the year ended December 31, 1998. The Company must produce consistent positive cash flows and earnings from its operations to sustain its business.

Note 10.  SUBSEQUENT EVENTS

On March 1, 1999, the Company announced that the Vancouver Stock Exchange approved its request to delist the Company's stock effective at the end of trading on March 15, 1999 and that it plans to seek a listing on the NASDAQ Small Cap Market provided that it meets the quantitative criteria for listing set forth by NASDAQ. The Company's shares will continue to trade on NASDAQ's electronic bulletin board system.