Form 10QSB
period 1999-03-31
INFONOW CORP /DE
filed 1999-05-14
CIK 879684

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

As of April 23, 1999, there were 7,061,243 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format                 Yes ___  No _X_

                               INFONOW CORPORATION

                                      INDEX

                                                                       Page No.
                          PART I. FINANCIAL INFORMATION

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS

              Unaudited Balance Sheets - March 31, 1999
                and March 31, 1998.......................................  3

              Unaudited Statements of Operations - For the Three Months
                Ended March 31, 1999 and March 31, 1998..................  4

              Unaudited Statement of Stockholders Equity (Deficit)
                - For the Three Months Ended March 31, 1999..............  5

              Unaudited Statements of Cash Flows - For the Three Months
                Ended March 31, 1999 and March 31, 1998..................  6

              Notes to Unaudited Consolidated Financial Statements.......  7


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS......................   8


                           PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K...........................  11

              SIGNATURES.................................................  12

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS

                       INFONOW CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                            (US Dollars in Thousands)

Assets                                                    March 31, December 31,
                                                            1999        1998
                                                         ---------- ------------
                                                         (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                 $  1,516     $  1,303
Restricted cash investments                                     76           76
Accounts receivable, net                                       477          379
Other current assets                                            17           20
                                                          --------     --------
         Total current assets                                2,086        1,778

Property and Equipment, net                                    795          760

Capitalized software development costs,
   net of accumulated amortization of
   $526 and $522 at March 31, 1999
   and December 31, 1998 respectively                            4            7
Other assets and deferred charges                               34            9
                                                          --------     --------
         Total assets                                     $  2,919     $  2,554
                                                          ========     ========

CURRENT LIABILITIES:
Notes Payable - current portion                           $     92     $    103
Accounts payable and accrued expenses                          657          603
Unearned revenue and prepaid service fees                      761          464
                                                          --------     --------
         Total current liabilities                           1,510        1,170

NOTES PAYABLE, net of current portion                           76           89

STOCKHOLDER'S EQUITY
Preferred stock, $.001 par value; 1,962,335
   shares authorized, none issued or outstanding              --           --

Common stock,  $.001 par value;
   15,000,000 shares  authorized,
   7,061,243 and  6,815,243 shares issued
   and outstanding at March 31, 1999 and
   December 31, 1998 respectively                                7            7

Additional paid-in capital                                  24,029       23,910
Accumulated deficit                                        (22,703)     (22,622)
                                                          --------     --------
         Total stockholder's equity                          1,333        1,295
                                                          --------     --------
Total liabilities and stockholder's equity                $  2,919     $  2,554
                                                          ========     ========





   The accompanying notes are an integral part of these financial statements.

                        INFONOW CORPORATION AND SUBSIDARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)

                                                       For the Three Months
                                                         Ended March 31,
                                                   ----------------------------
                                                       1999            1998
                                                       ----            ----

REVENUES                                           $     1,104      $       442
Cost of revenues                                           547              364
                                                   -----------      -----------

         Gross profit                                      557               78

OPERATING EXPENSES:
Selling and marketing                                      381              131
Product development                                         42               41
General and administrative                                 242              208
                                                   -----------      -----------

         Total operating expenses                          665              380
                                                   -----------      -----------

Operating loss                                            (108)            (302)

OTHER INCOME (EXPENSE):
Interest income (expense), Net                              11             --
Other Non-operating income                                  15                5
                                                   -----------      -----------
                                                            26                5

NET LOSS                                           $       (82)     $      (297)
                                                   ===========      ===========

Basic and diluted EPS per common share:
   Continued operations                            $      (.01)     $      (.06)
   Discontinued operations                                --               --

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                                   6,894,728        5,363,886
                                                   ===========      ===========


   The accompanying notes are an integral part of these financial statements.



                                 INFONOW CORPORATION AND SUBSIDARY
                      STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                             For the three months ended March 31, 1999
                                     (US Dollars in Thousands)

                                                       Common Stock                  Additional          Accumulated
                                               Shares              Amount         Paid-in Capital         Deficit
                                               ------              ------         ---------------         -------

BALANCES, December 31, 1998                  6,815,243                   7           $  23,910           $ (22,622)

Common shares issued in exchange
      For outstanding warrants                 100,000                --                  --                  --

Common shares  issued upon
   exercise of warrants and
   options at prices  ranging
   from $0.29 to $2.19
   per share                                   146,000                --                   119                --
Net loss                                          --                  --                  --                   (81)
                                             ---------           ---------           ---------           ---------

BALANCES, March 31, 1999                     7,061,243           $       7           $  24,029           $ (22,703)
                                             =========           =========           =========           =========





                    The accompanying notes are an integral part of these financial statements.


                                   INFONOW CORPORATION AND SUBSIDARY
                            CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                        (US Dollars in Thousands)

                                                                For the Three Months Ended March 31,
                                                                -----------------------------------
                                                                   1999                   1998
                                                                   ----                   ----
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss                                                         $   (82)               $  (297)
Adjustments to reconcile net loss to net cash used in
operating activities:
     Depreciation and amortization                                   124                    161
     Allowance for bad debt                                         --                        7
     Compensation expense recognized in
       connection with stock warrant issuance                       --                       47
     Gain on extinguishment of debt                                 --                       (1)
     Changes in operating assets and liabilities:
     Increase in accounts receivable                                 (98)                   (85)
     Decrease in other assets and deferred charges                   (26)                  --
     (Increase) decrease in other current assets                       4                    (16)
     Increase in payables and accrued liabilities                     54                     69
     Increase in unearned revenue                                    298                   --
                                                                 -------                -------
Net cash flows from (used in) operating activities                   274                   (115)

CASH FLOWS FROM(USED IN)INVESTING ACTIVITIES:
Purchase of property and equipment                                  (157)                   (14)
                                                                 -------                -------
Net cash flow used in investing activities                          (157)                   (14)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                          --                      788
Proceeds from the exercise of options and warrants                   119                   --
Proceeds from notes payable                                         --                        9
Principal payment on debt obligations                                (23)                   (21)
                                                                 -------                -------
Net cash flows from financing activities                              96                    776

Net increase (decrease) in cash and cash equivalents                 213                    647

CASH AND CASH EQUIVALENTS, beginning of period                     1,303                    325
                                                                 -------                -------

CASH AND CASH EQUIVALENTS, end of period                         $ 1,516                $   972
                                                                 =======                =======
Supplemental Information:
  Cash paid during period for interest                           $    10                $     5


            The accompanying notes are an integral part of these financial statements.

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

     The financial statements as of December 31, 1998, have been derived from audited financial statements. The financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Form 10-KSB for the fiscal year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that will be achieved for the entire fiscal year ending December 31, 1999.



Note 2. SUPPLEMENTAL CASH FLOW DISCLOSURES

     On March 3, 1999, the Company issued common stock in a non-cash transaction described in Note 3 below.



Note 3. EQUITY TRANSACTIONS

     On March 3, 1999, in a non-cash transaction, the Company issued 100,000 shares of common stock in exchange for 200,000 of the Company's outstanding stock warrants held by an investor.

      During the three months ended March 31, 1999, the Company issued 146,000 shares of common stock in conjunction with the exercise of options and warrants. The per-share price range of $0.29 to $2.19 resulted in gross proceeds to the Company of $119,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion and analysis of the financial condition and results of operations for InfoNow should be read in conjunction with our financial statements and related notes appearing elsewhere in this Report. This discussion contains statements that are not historical fact. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our industry and our business including statements about markets for our services, planned development of products and anticipated expense and revenue levels. These forward-looking statements contain words such as "anticipate", "believe", "plan", "expect" or similar language. These forward-looking statements are subject to business and economic risks. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of many factors including those set forth in this discussion and in documents we have filed with the Commission, including our registration statement on Form SB-2.

General Information and Overview

     We are in the business of Turning Inquiries Into Sales. InfoNow provides a modular suite of inquiry management services that enable our clients to respond to inquiries for dealer referrals over the phone or via their web sites. Our services are designed to respond to the inquiry in a one-to-one manner and effectively match an inquiry with the dealer or reseller that can best respond to the specific needs of the user. Our services have the ability to generate leads in real time for active follow-up of the inquiry by the reseller or provide targeted incentives to further increase the chance that the inquiry will be converted into a sale. We have developed proprietary software, which runs in our two data centers, to respond to inquiries that come to us from our client web sites and call centers. The interfaces to our system are customized to duplicate the "look and feel" of the client's web site or automated voice response system. Our use of Internet technology allows our clients to outsource this function to us by seamlessly linking to our data centers over the public Internet or a frame relay connection.

     We currently have approximately fifty clients. Most of our clients are large multinational companies who have extensive branch or reseller networks. Our clients include American Airlines, Apple, Bank of America, Cisco, Citibank, Compaq, 3Com, FedEx, First Union, Hewlett Packard, IBM, Intel, Maytag, NationsBank, United Health Care, UPS and Visa.

     InfoNow was incorporated under the laws of the State of Delaware on October 29, 1990, and initially focused on the sale of software through the use of encrypted CD-ROM technology. Early in 1995, we fundamentally changed our business focus and began developing web-based inquiry management services for large corporate clients. As part of our strategy, we acquired Cimarron
International, Inc. and Navigist, Inc. Cimarron provided interactive media authoring and business services. Navigist offered network engineering and Internet consulting services. These acquisitions allowed us to utilize the resources and capabilities of Navigist and Cimarron to facilitate our change in strategic direction as well as to provide an operating infrastructure and revenues as we completed our transition to selling and providing web-based services.

     After the acquisitions of Cimarron and Navigist, we ceased selling software using encrypted CD-ROM technology and installed a new senior management team, led by Michael Johnson, who became President and Chief Executive Officer in October of 1995. After the transition to our new business was completed in 1996, we sold Navigist on December 13, 1996, and completed the sale of Cimarron on December 11, 1997. We are now focused solely on the sale and provision of web-based inquiry management services.

     Our services are sold on the basis of multi-year service contracts. The initial term of these contracts is one to three years and are renewable upon mutual agreement of InfoNow and the client. A typical contract fee includes two components, a setup fee and a recurring service fee. The setup fee covers the initial development of a customized, client-specific access to our service, and the design and implementation of client databases. The recurring monthly service fee covers hosting of the service and performance of recurring maintenance to the client databases and core applications.

     Currently, the combined fees for the initial year of service typically range from $45,000 for a simple installation to greater than $750,000 for a complex application involving multiple services across several customer "touch points" and geographies. The actual setup and monthly service fees are determined based on a variety of factors, including the type(s) of service selected, the number of client locations supported, anticipated transaction volumes, geographic coverage of the service and the level of service customization requested by the client. We also may charge transaction fees for some elements of our services depending upon the specific client configuration such as fax transactions, voice recordings and dedicated telecommunication lines. Our services are modular and all, or a portion of the services can be selected depending on client requirements.

     We recognize revenues from setup fees for implementation of our services on the percentage of completion method using project milestones. Service fees for our services are recognized as services are rendered over the term of the contract.

     We market our services through our direct sales force. During the last eight quarters, we have experienced a significant increase in our backlog and revenues from sales of our services and have reduced our losses from operations.

     We believe that a substantial portion of our infrastructure costs, such as servers, technical personnel to maintain our systems, telecommunications and certain of our data costs are largely fixed and are not expected to vary significantly with an increase in client contracts in the near future. We believe that the majority of the infrastructure is in place to support a sufficient number of clients that will enable us to achieve profitability in the second quarter of 1999. Our success in achieving profitability is primarily dependent on market acceptance and future sales of our services to additional customers to offset operating costs. Although we have experienced significant percentage revenue growth and a reduction in operating losses in recent periods, these growth rates, or improvement in operating results, may not be sustainable and may not be indicative of future performance. We may also choose to increase our spending in sales and product development at a greater rate than our growth of sales in the future in order to increase our market presence, which would affect our future financial results.

     Our limited operating history and the early stage of development in the markets for our services makes it difficult or impossible to predict our revenues and operating results. We believe that our prospects should be considered in light of the risks and difficulties encountered by companies at an early stage of development. We may not be successful in addressing these risks and difficulties.

Results of Operations

     The results from continuing operations for the periods presented reflect the revenues and expenses of our inquiry management service operations. We sold all the assets of Cimarron, which produced interactive media and other business presentations, on December 11, 1997. The results of Cimarron's business have been classified as discontinued operations for the year ended December 31, 1997.

     Comparison of the Three Months Ended March 31, 1999 to the Three Months Ended March 31, 1998

     Net Revenues. Our revenues from continuing operations consist primarily of setup fees from new contracts and monthly service fees from ongoing contracts for our services. Total sales from our inquiry management services increased by $662,000, or 150% for the three months ended March 31, 1999, compared to the same period in the previous year. The increased revenues were generated by additional contracts sold and implemented during the last twelve months. The number of contracts in backlog at March 31, 1999 was 72 as compared with 40 on March 31, 1998. Setup fees increased by 63%, from $219,000 to $356,000. The higher fees were due to contracts with higher setup fees implemented during the three months ended March 31, 1999 as compared to the same period in the previous year. Service Fees increased by 225%, from $198,000 to $643,000. The higher fees were due to the implementation of new contracts and higher average monthly service fees per contract. Miscellaneous revenues increased by 218%, from $33,000 to $105,000. The higher fees were due to an increase in the number of contracts with charges for voice recordings, faxes, geocoding and telecommunications.

     Cost of Revenues. The cost of revenues decreased from 83% of revenues for the three-month period ended March 31, 1998, to 50% of revenues for the three-month period ended March 31, 1999. The total cost of revenues over the same period increased by 50% or $182,000. This increase is a result of increased costs in creating and expanding an infrastructure for delivering our services. These costs include technical personnel payroll, contract labor, data royalties, depreciation and amortization for server equipment and capitalized software development, telecommunications and other costs related to operating our data center. Gross margins are expected to increase as sales are expected to increase at a faster rate than costs.

     Product Development. Product Development expenses consist of time spent on development not specifically associated with a client contract. To date, product development costs have been comprised of salaries and related costs. These expenses have not significantly changed in the three-month period ended March 31, 1999 compared to the three-month period ended March 31, 1998. A majority of product development expenses have been incurred in conjunction with delivery of our services to customers and are classified in the cost of revenues. We plan to accelerate spending on project development not directly associated with specific customer contracts pending the acquisition of additional financing.

     Selling and Marketing Expenses. Selling and marketing expenses, which consist of payroll costs, sales commissions, travel and promotion expenses, increased from 30% of revenues for the three-month period ended March 31, 1998, to 35% of revenues for the three-month period ended March 31, 1999. The total amount of selling and marketing expenses increased by 190%, or $250,000. The overall increase is primarily the result of the addition of sales personnel and other marketing and promotion costs during the last twelve months.

     General and Administrative Expenses. General and administrative expenses consist primarily of payroll costs for InfoNow's executive, accounting and administrative personnel, facilities costs, insurance and other general corporate expenses. General and administrative expenses decreased from 47% of revenues for the three-month period ended March 31, 1998, to 22% of sales for the three-month period ended March 31, 1999. The total amount of general and administrative expenses increased by 16%, or $34,000. The overall increase is the result of additional administrative costs related to growth in business activity.

     Provision for Income Taxes. InfoNow has paid no income taxes since its inception. As of December 31, 1998, we had approximately $7,328,000 of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2010.

     Non-Operating Income (expense). Net non-operating income was $26,000 for the three months ended March 31, 1999 compared to $5,000 for the three months ended March 31, 1998. The increase is due to additional interest income on cash and cash equivalents, and a $12,000 buyout earned based on Cimarron's gross profits in accordance with the December 1997 sale agreement between InfoNow and Cimarron Dog and Pony.

     Net Loss from Continuing Operations. Our net loss for the three months ended March 31, 1999 decreased by approximately $215,000 or 262%, as compared to the results of the three-months ended March 31, 1998. This decrease is primarily due to increased revenues generated by additional contracts sold and implemented during the last twelve months without corresponding increases in operating expenses.

Liquidity and Capital Resources

     InfoNow has financed its  operations  through  private  placement of equity securities and through borrowing arrangements. We have received a total of approximately $4,815,000 from private offerings and an additional $1,495,000 from the exercise of stock options and warrants since we began marketing our inquiry management services in 1995.

     We had cash and equivalents of $1,516,000 at March 31, 1999, compared to $1,303,000 at December 31, 1998, a net increase of $213,000. Improvement in our cash position was due primarily to improvements in our operations and additional funds received from the exercise of stock options.

     Net cash from operating activities during the three months ended March 31, 1999 was $274,000, compared to net cash loss of $8,000 during the three months ended December 31, 1998. This increase is primarily due to improvement in net loss and the receipt of advance fees on contracts.

     Cash used in investment activities increased $143,000 from $14,000 for the three-month period ended March 31, 1999. This increase related to the purchase of computer hardware and software for our data centers and additional personnel.

     Net cash generated from Financing activities during the three months ended March 31, 1999 was $96,000 that included $119,000 of cash received from the exercise of stock options and warrants.

     We currently project that available cash balances, together with projected cash flow from contracted backlog and anticipated new sales, will be sufficient to fund our operations for at least the next twelve months. These projections assume that revenues from new sales and from backlog will continue to provide cash from its operations and that our overall operating costs will not change significantly as new client contracts are added.

     We are currently seeking additional equity financing to accelerate planned investments in sales and marketing, product development and to increase general working capital and license additional intellectual property. We have not made a final determination regarding the terms and conditions of an equity placement but anticipate that a placement would involve the issuance of up to 2,000,000 shares of common stock and generate net proceeds of approximately $9.0 million. Our ability to successfully complete an offering is dependent on a number of factors. There can be no assurance that we will successfully complete an equity placement, or that a placement will be concluded on the terms and conditions that we anticipate.

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

     InfoNow  has   undertaken  a  review  of  its  own  computer   systems  and
applications to determine if significant problems exist with the operations of those systems as a result of the Year 2000 Issue. As a result of that review, we do not expect that any modifications required to address Year 2000 problems will have a material impact on our business, operations or financial condition. In addition, InfoNow has implemented a Year 2000 compliance inquiry program with its major vendors and suppliers as to both the status of the Year 2000 compliance of their own systems and any delays they anticipate in supplying goods and services to us.

     We cannot guarantee that the systems of our vendors and suppliers will be Year 2000 compliant. However, based on our initial surveys, we do not anticipate replacement or major modification of any hardware or software components in our systems if third party supplied hardware and software is not year 2000 compliant. Nevertheless, we may be required to install software updates to our systems and hardware so that they will run properly after December 31, 1999. We believe that these needed software updates are currently available or will be available based on announcements made by our vendors through our normal software maintenance licenses.

     We have not incurred material costs to date in our Year 2000 review process and do not anticipate that we will incur material expenses outside the normal course of business to modify our own systems or third party supplied systems to be Year 2000 compliant. However, our systems and third party systems may contain undetected errors or defects that may cause us to incur material costs and could result in a material adverse effect on our operations and financial condition. In addition, if our suppliers or other third parties fail to address and correct their Year 2000 issues, we could face business interruption and material unexpected costs.

     We have not yet fully developed a contingency plan to address situations that may result if we are unable to achieve year 2000 readiness of our critical operations. The cost of developing and implementing such a plan may itself be significant. In addition, we are also subject to external forces that might generally affect industry and commerce, such as electric utility or telecommunications interruptions caused by Year 2000 failures.

Risks of Forward Looking Statements

     Our actual results may vary materially from the forward-looking statements made above. We intend that such statements be subject to the safe harbor provision of the Securities Act. Our forward-looking statements include the plans and objectives of management for future operations and relate to a variety of factors, including management's assumptions about our ability to:

     -    Gain market acceptance of our inquiry management services

     - Accurately forecast and meet demands for our services, including our ability to maintain technical performance of the system as new clients are added

     - Improve our operational and financial systems in order to address planned growth in our operations

     - Maintain pricing and adequate profit margins on our products and services

     -    Retain and attract qualified technical personnel

     - Develop future enhancements to our services and control development costs of those enhancements

     -    Respond to competitive threats

     -    Raise additional capital, if needed.

     Our assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our ability to control.

     We believe that the assumptions underlying our forward-looking statements are reasonable. However, our assumptions may prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. You should not regard any statements made in this Report as a representation by InfoNow or any other person that we will achieve our objectives.

                           PART II. OTHER INFORMATION
                           --------------------------




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits- Included, as exhibits are the items listed on the Exhibit Index. The Registrant will furnish a copy of any of the exhibits listed upon payment of $5.00 per exhibit to cover the costs to the Registrant of furnishing such exhibit.

     (b)  Reports on Form 8-K

          No reports were filed on form 8-K during the three months ended March 31, 1999

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: May 13, 1999

                               INFONOW CORPORATION

                               (Registrant)



                               /s/ Michael W. Johnson
                               -------------------------------------------------
                               Michael W. Johnson
                               Chief Executive Officer, President and Director (Principal Executive Officer)


                               /s/ Kevin D. Andrew
                               -------------------------------------------------
                               Kevin D. Andrew
                               Chief Financial Officer, Treasurer and Secretary
                              (Principal Financial and Accounting Officer)

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