Form 10QSB
period 1999-06-30
INFONOW CORP /
filed 1999-08-12
CIK 879684

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                                [X] Yes    [ ] No

As of July 23, 1999, there were 7,107,784 shares of the Registrant's common stock outstanding.

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

              Unaudited Balance Sheets - June 30, 1999
                and December 31, 1998....................................3

              Unaudited Statements of Operations - For the Three
                Months and Six Months Ended June 30, 1999 and
                June 30, 1998............................................4

              Unaudited Statement of Stockholders Equity (Deficit)
                - For the Six Months Ended June 30, 1999.................5

              Unaudited Statements of Cash Flows - For the Six Months
                Ended June 30, 1999 and June 30, 1998....................6

              Notes to Unaudited Consolidated Financial Statements.......7


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS......................8


                           PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K..........................14

              SIGNATURES................................................15



                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS

                             INFONOW CORPORATION AND SUBSIDIARY
                                 CONSOLIDATED BALANCE SHEETS
                                  (US Dollars in Thousands)

Assets                                                              June 30, 1999       December 31, 1998
                                                                     -------------      -----------------
                                                                      (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                            $  1,528              $  1,303
Restricted cash investments                                                76                    76
Accounts receivable, net                                                  362                   379
Other current assets                                                      188                    20
                                                                     --------              --------
         Total current assets                                           2,154                 1,778

Property and Equipment, net                                               879                   760

Capitalized software development costs, net of accumulated
   amortization of $529 and $522 at June 30, 1999
   and December 31, 1998 respectively                                       1                     7
Other assets and deferred charges                                          28                     9
                                                                     --------              --------
         Total assets                                                $  3,062              $  2,554
                                                                     ========              ========

CURRENT LIABILITIES:
Notes Payable - current portion                                      $    144              $    103
Accounts payable and accrued expenses                                     812                   603
Unearned revenue and prepaid service fees                                 610                   464
                                                                     --------              --------
         Total current liabilities                                      1,566                 1,170

NOTES PAYABLE, net of current portion                                      63                    89

STOCKHOLDER'S EQUITY
Preferred stock, $.001 par value; 1,962,335
   shares authorized, none issued or outstanding                         --                    --

Common stock, $.001 par value; 15,000,000 shares
   authorized, 7,107,784 and 6,815,243 shares issued
   and outstanding at June 30, 1999 and
   December 31, 1998 respectively                                           7                     7

Additional paid-in capital                                             24,069                23,910
Accumulated deficit                                                   (22,643)              (22,622)
                                                                     --------              --------
         Total stockholder's equity                                     1,433                 1,295
                                                                     --------              --------
Total liabilities and stockholder's equity                           $  3,062              $  2,554
                                                                     ========              ========

            The accompanying notes are an integral part of these financial statements

                                                  3








                                               INFONOW CORPORATION AND SUBSIDARY
                                        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                            (In thousands, except per share amounts)


                                      For the Three Months Ended June 30,      For the Six Months Ended June 30,

                                          1999                1998                 1999                  1998
                                          ----                ----                 ----                  ----

REVENUES                               $     1,320         $       519          $     2,424          $       961
Cost of revenues                               623                 407                1,170                  769
                                       -----------         -----------          -----------          -----------

      Gross profit                             697                 112                1,254                  192

OPERATING EXPENSES:

Selling and marketing                          366                 227                  747                  358
Product development                             43                  41                   85                   84
General and administrative                     247                 194                  489                  402
                                       -----------         -----------          -----------          -----------

Total operating expenses                       656                 462                1,321                  844
                                       -----------         -----------          -----------          -----------
Net income (loss) from operations               41                (350)                 (67)                (652)

OTHER INCOME (EXPENSE):

Interest income (expense), net                  12                  13                   24                   12
Debt forgiveness gain                            0                   1                    0                    2
Other non-operating income                       7                   0                   22                    4
                                       -----------         -----------          -----------          -----------

NET INCOME (LOSS) AND
     COMPREHENSIVE
     INCOME (LOSS)                     $        60         $      (336)         $       (21)         $      (634)
                                       ===========         ===========          ===========          ===========

Earnings per common share:

    Basic                              $       .01         $      (.05)         $       .00          $      (.11)
                                       ===========         ===========          ===========          ===========

    Diluted                            $       .01                              $       .00
                                       ===========                              ===========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING

    Basic                                7,078,000           6,175,000            6,987,000            5,561,000
                                       ===========         ===========          ===========          ===========

    Diluted                              8,426,000                                8,407,000
                                       ===========                              ===========



                           The accompanying notes are an integral part of these financial statements




                                            INFONOW CORPORATION AND SUBSIDARY
                                       STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED) For the six months ended June 30, 1999
                                        (In thousands, except per share amounts)

                                                     Common Stock                   Additional       Accumulated
                                               Shares             Amount          Paid-in Capital         Deficit
                                               ------             ------          ---------------         -------

BALANCES, December 31, 1998                  6,815,243           $       7           $  23,910           $ (22,622)

Common shares issued in exchange
      For outstanding warrants                 100,000                --                  --                  --

Common shares issued upon
   exercise of warrants and
   options at prices ranging
   from $0.29 to $2.19 per share               192,541                --                   159                --
Net loss                                          --                  --                  --                   (21)
                                             ---------           ---------           ---------           ---------

BALANCES, June 30, 1999                      7,107,784           $       7           $  24,069           $ (22,643)
                                             =========           =========           =========           =========



                   The accompanying notes are an integral part of these financial statements




                                     INFONOW CORPORATION AND SUBSIDARY
                             CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                           (US Dollars in Thousands)


                                                                      For the Six Months Ended June 30,
                                                                      ---------------------------------

                                                                         1999                   1998
                                                                         ----                   ----
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss                                                               $   (21)               $  (634)
Adjustments to reconcile net loss to net cash used in
operating activities:
     Depreciation and amortization                                         253                    303
     Compensation expense recognized in
       connection with stock warrant issuance                             --                       77
     Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                             17                    (96)
     Decrease in other assets and deferred charges                        (168)                    (3)
     (Increase) decrease in other current assets                            46                    (41)
     Increase in payables and accrued liabilities                          209                     86
     Increase in unearned revenue                                          148                     (5)
                                                                       -------                -------
Net cash flows from (used in) operating activities                         484                   (313)

CASH FLOWS FROM(USED IN)INVESTING ACTIVITIES:
Purchase of property and equipment                                        (357)                  (195)
Data acquisition costs                                                     (11)                  --
                                                                       -------                -------
Net cash flow used in investing activities                                (368)                  (195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                                --                      778
Proceeds from the exercise of options and warrants                         159                  1,138
Proceeds from notes payable                                               --                        9
Principal payment on debt obligations                                      (50)                   (35)
                                                                       -------                -------
Net cash flows from financing activities                                   109                  1,890

Net increase (decrease) in cash and cash equivalents                       225                  1,382

CASH AND CASH EQUIVALENTS, beginning of period                           1,303                    325
                                                                       -------                -------

CASH AND CASH EQUIVALENTS, end of period                               $ 1,528                $ 1,707
                                                                       =======                =======

Supplemental Information:
  Cash paid during period for interest                                 $     9                $     8




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

     The financial statements as of December 31, 1998, have been derived from audited financial statements. The financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Form 10-KSB for the fiscal year ended December 31, 1998. The results of operations for the three months ended June 30, 1999 and the six months ended June 30, 1999 are not necessarily indicative of the results that will be achieved for the entire fiscal year ending December 31, 1999.



Note 2. SUPPLEMENTAL CASH FLOW DISCLOSURES

     On March 3, 1999, the Company issued common stock in a non-cash transaction described in Note 3 below.

     On May 21, 1999 the Company completed a non-cash transaction in which the company financed an excess policy for directors & officers insurance in exchange for a note payable to Cananwill, Inc. for approximately $76,000. The note bears interest at 6.2% and is payable in equal monthly installments of $7,129 ending in March, 2000.



Note 3. EQUITY TRANSACTIONS

     On March 3, 1999, in a non-cash transaction, the Company issued 100,000 shares of common stock in exchange for 200,000 of the Company's outstanding stock warrants held by an investor.

     During the six months ended June 30, 1999, the Company issued 192,541 shares of common stock in conjunction with the exercise of options and warrants. The per-share price range of $0.29 to $2.19 resulted in gross proceeds to the Company of $159,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion and analysis of the financial condition and results of operations for InfoNow should be read in conjunction with our financial statements and related notes appearing elsewhere in this Report. This discussion contains statements that are not historical fact. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our industry and our business including statements about markets for our services, planned development of products and anticipated expense and revenue levels. These forward-looking statements contain words such as "anticipate", "believe", "plan", "expect" or similar language. These forward-looking statements are subject to business and economic risks. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of many factors including those set forth in this discussion and in reports we have filed with the Commission, including our registration statement on Form SB-2.

General Information and Overview

     We provide outsourced services over the Internet designed to enable our clients to convert the inquiries they receive from potential customers, or prospects, into sales. Our automated technology can increase the rate of conversion of these inquiries into sales by (1) responding to each prospect in an individualized, or one-to-one, manner, (2) providing the prospect with targeted buying incentives such as rebates or coupons and (3) generating leads for immediate follow-up by the channel partner best suited to close the sale. Channel partners for our clients can include their product dealers, distributors, value added resellers and agents. Our services provide closed loop follow-up and feedback that enable our clients to measure whether inquiries resulted in sales as well as the effectiveness of their channel partners and advertising investments. We provide these services to our clients over the Internet or via secure, private extranets and intranets. Our server centers house proprietary software, databases, and systems that respond to inquiries received across a client's enterprise, including Internet sites, interactive voice response systems and call centers.

     We currently have approximately fifty-two clients. Most of our clients are large multinational companies who have extensive branch or reseller networks. Our clients include American Airlines, Apple, Bank of America, Cisco, Citibank, Compaq, 3Com, FedEx, First Union, Hewlett Packard, IBM, Intel, Maytag, United Health Care, UPS and Visa.

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

     During the current quarter, we generated a profit from our operations. Our success in maintaining profitability is primarily dependent on market acceptance and future sales of our services to additional customers to offset operating costs. Although we have experienced significant percentage revenue growth and a reduction in operating losses in recent periods, these growth rates, or improvement in operating results, may not be sustainable and may not be indicative of future performance. We also have plans to increase our spending in sales, marketing and product development in order to increase our market presence and broaden our product offerings, which will affect our future financial results.

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

     Comparison of the Three Months Ended June 30, 1999 to the Three Months Ended June 30, 1998

     Net Revenues. The Company's revenues from continuing operations consist primarily of setup fees from new contracts and monthly service fees from ongoing contracts for our services. Total sales from our inquiry management services increased by $801,000, or 154% for the three months ended June 30, 1999, compared to the same period in the previous year. The increased revenues were generated by additional contracts sold and implemented during the last twelve months. The number of contracts in backlog at June 30, 1999 was 77 as compared with 58 on June 30, 1998. Setup fees increased by 231%, from $115,000 to $381,000. The higher fees were due to contracts with higher setup fees implemented during the three months ended June 30, 1999 as compared to the same period in the previous year. Service Fees increased by 178%, from $324,000 to $902,000. The higher fees were due to the implementation of new contracts and higher average monthly service fees per contract. Miscellaneous revenues did not significantly change in the three months ended June 30, 1999 as compared to the same period in the previous year. Bad debt expense was $44,000 for the three months ended June 30, 1999 compared to $3,000 for the same period the previous year.

     Cost of Revenues. The cost of revenues decreased from 78% of revenues for the three months ended June 30, 1998, to 47% of revenues for the three months ended June 30, 1999. The total cost of revenues over the same period increased by 53% or $216,000. This increase is a result of increased costs in creating and expanding an infrastructure for delivering our services. These costs include technical personnel payroll, contract labor, data royalties, depreciation and amortization for server equipment and capitalized software development, telecommunications and other costs related to operating our data center. The costs of revenues are expected to increase as more customers use our services.

     Product Development. Product Development expenses consist of time spent on development not specifically associated with a client contract. To date, product development costs have been comprised of salaries and related costs. These expenses have not significantly changed in the three months ended June 30, 1999 compared to the same period in the previous year. A majority of product development expenses have been incurred in conjunction with delivery of our services to customers and are classified in the cost of revenues. We plan to increase spending on project development not directly associated with specific customer contracts pending the acquisition of additional financing.

     Selling and Marketing Expenses. Selling and marketing expenses, which consist of payroll costs, sales commissions, travel and promotion expenses, decreased from 44% of revenues for the three months ended June 30, 1998, to 28% of revenues for the three months ended June 30, 1999. The total amount of selling and marketing expenses increased by 61%, or $139,000. The overall increase is primarily the result of the addition of sales personnel and other marketing and promotion costs during the last twelve months. We plan to increase spending on selling and marketing activities pending the acquisition of additional financing.

     General and Administrative Expenses. General and administrative expenses consist primarily of payroll costs for InfoNow's executive, accounting and administrative personnel, facilities costs, insurance and other general corporate expenses. General and administrative expenses decreased from 37% of revenues for the three months ended June 30, 1998, to 19% of sales for the three months ended June 30, 1999. The total amount of general and administrative expenses increased by 27%, or $53,000. The overall increase is the result of additional administrative costs related to growth in business activity.

     Provision for Income Taxes. InfoNow has paid no income taxes since its inception. As of December 31, 1998, there were approximately $7,328,000 of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2010.

     Non-Operating Income (Expense). Net non-operating income was $19,000 for the three months ended June 30, 1999 compared to $14,000 for the three months ended June 30, 1998. The increase is due to miscellaneous income from non-operating activities.

     Net Income (Loss) from Continuing Operations. Net income for the three months ended June 30, 1999 was $60,000, as compared to a net loss of $336,000 for the three months ended June 30, 1998. The improvement is primarily due to increased revenues generated by additional contracts sold and implemented during the last twelve months without corresponding increases in operating expenses.



     Comparison of the Six Months Ended June 30, 1999 to the Six Months Ended June 30, 1998

     Net Revenues. The Company's revenues from continuing operations consist primarily of setup fees from new contracts and monthly service fees from ongoing contracts for our services. Total sales from our inquiry management services increased by $1,463,000, or 152% for the six months ended June 30, 1999, compared to the same period in the previous year. The increased revenues were generated by additional contracts sold and implemented during the last twelve months. The number of contracts in backlog at June 30, 1999 was 77 as compared with 58 on June 30, 1998. Setup fees increased 121%, from $334,000 to $737,000. The higher fees were due to contracts with higher setup fees implemented during the six months ended June 30, 1999 as compared to the same period in the previous year. Service fees increased by 197%, from $521,000 to $1,545,000. The higher fees were due to the implementation of new contracts and higher average monthly service fees per contract. Miscellaneous revenues increased by 60%, from $116,000 to $186,000. Bad debt expense was $44,000 for the six months ended June 30, 1999 as compared to $10,000 for the same period in the previous year.

     Cost of Revenues. The cost of revenues decreased from 80% of revenues for the six months ended June 30, 1998, to 48% of revenues for the six months ended June 30, 1999. The total cost of revenues over the same period increased by 52% or $401,000. This increase is a result of increased costs in creating and expanding an infrastructure for delivering our services. These costs include technical personnel payroll, contract labor, data royalties, depreciation and amortization for server equipment and capitalized software development, telecommunications and other costs related to operating our data center. Costs of revenues are expected to continue to increase as additional customer use our services.

     Product Development. Product Development expenses consist of time spent on development not specifically associated with a client contract. To date, product development costs have been comprised of salaries and related costs. These expenses have not significantly changed in the six months ended June 30, 1999 compared to the six months ended June 30, 1998. A majority of product development expenses have been incurred in conjunction with delivery of our services to customers and are classified in the cost of revenues. We plan to increase spending on project development not directly associated with specific customer contracts pending the acquisition of additional financing.

     Selling and Marketing Expenses. Selling and marketing expenses, which consist of payroll costs, sales commissions, travel and promotion expenses, decreased from 37% of revenues for the six months ended June 30, 1998, to 31% of revenues for the six months ended June 30, 1999. The total amount of selling and marketing expenses increased by 109%, or $389,000. The overall increase is primarily the result of the addition of sales personnel and other marketing and promotion costs during the last twelve months. We plan to increase spending on selling and marketing activities pending the acquisition of additional financing.

     General and Administrative Expenses. General and administrative expenses consist primarily of payroll costs for InfoNow's executive, accounting and administrative personnel, facilities costs, insurance and other general corporate expenses. General and administrative expenses decreased from 42% of revenues for the six months ended June 30, 1998, to 20% of revenues for the six months ended June 30, 1999. The total amount of general and administrative expenses increased by 22%, or $87,000. The overall increase is the result of additional administrative costs related to growth in business activity.

     Provision for Income Taxes. InfoNow has paid no income taxes since its inception. As of December 31, 1998, there were approximately $7,328,000 of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2010.

     Non-Operating Income (Expense). Net non-operating income was $46,000 for the six months ended June 30, 1999 compared to $18,000 for the six months ended June 30, 1998. The increase is due primarily to additional interest income on cash and cash equivalents, a buyout earned based on Cimarron's gross profits in accordance with the December 1997 sale agreement between InfoNow and Cimarron Dog & Pony.

     Net Loss from Continuing Operations. Net loss for the six months ended June 30, 1999 decreased by 97%, or $613,000, compared to the six months ended June 30, 1998. The improvement is primarily due to increased revenues generated by additional contracts sold and implemented during the last twelve months without corresponding increases in operating expenses.

Liquidity and Capital Resources

     InfoNow has financed its operations through private placement of equity securities and through borrowing arrangements. We have received a total of approximately $4,815,000 from private offerings and an additional $1,654,000 from the exercise of stock options and warrants since we began marketing our inquiry management services in 1995.

     We had cash and equivalents of $1,528,000 at June 30, 1999, compared to $1,516,000 at March 31, 1999, a net increase of $12,000. Improvement in our cash position was due primarily to improvements in our operations and additional funds received from the exercise of stock options.

     Net cash from operating activities during the three months ended June 30, 1999 was $144,000, compared to $274,000 during the three months ended March 31, 1999. The decrease was primarily due to two factors: 1) approximately $76,400 in costs related to our private placement efforts during the three months ended June 30, 1999, and 2) a decrease in unearned revenues and prepaid service fees during the three months ended June 30, 1999 as compared to an increase in the same items during the three months ended March 31, 1999.

     Cash used in investment activities increased from $157,000 during the three months ended March 31, 1999 to $211,000 during the three months ended June 30, 1999. The increase is due to the purchase of computer hardware and software for our data centers and additional personnel, and additional data acquisition costs.

     Net cash generated from financing activities during the three months ended June 30, 1999 was $79,000, consisting of $40,000 from the exercise of stock options and warrants, less $27,000 in principal payments on debt obligations.

Net cash generated from financing activities for the three months ended March 31, 1999 was $96,000, consisting of $119,000 from the exercise of stock options and warrants, less $23,000 in principal payments on debt obligations.

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

     We are currently seeking additional equity financing to accelerate planned investments in sales and marketing, product development and to increase general working capital and license additional intellectual property. We have not made a final determination regarding the terms and conditions of an equity placement but anticipate that a placement would involve the issuance of up to 2,000,000 shares of common stock and generate net proceeds of approximately $9.0-$12.0 million. Our ability to successfully complete an offering is dependent on a number of factors. There can be no assurance that we successfully complete an equity placement, or that a placement will be concluded on the terms and conditions that we anticipate.

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

     We have not yet fully developed a contingency plan to address situations that may result if we are unable to achieve year 2000 readiness of our critical operations. The cost of developing and implementing such a plan may itself be significant and implementing such a plan may be greater than the cost of possible interruptions caused by Year 2000 issues. In addition, we are also subject to external forces that might generally affect industry and commerce, such as electric utility or telecommunications interruptions caused by Year 2000 failures.

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

     (b) Reports on Form 8-K

         No reports were filed on form 8-K during the three months ended June 30, 1999

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 9, 1999

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

                                  EXHIBIT INDEX



Exhibit
Number    Description
------    -----------

3.1    Certificate of Incorporation of the Company, as Amended.(A)
3.3    Bylaws of the Company, as Amended.(B)
4.1 Form of Common Stock Certificate for the Registrant's Common Stock, $.001 par value per share.(B)
4.4    Form of Class C Warrant.(C)
10.14 InfoNow Corporation 1990 Stock Plan as amended.
10.29 Employment Agreement between the Company and W. Brad Browning dated January 9, 1996.(E)
10.30 Employment Agreement between the Company and Kevin Andrew dated March 1, 1996.(E)
10.32 Agreement between the Company and Environmental Systems Research Institute, Inc. ("ESRI") dated March 6, 1996.(E)
10.33 Stock Purchase and Sale Agreement by and among VDC Paradigms, Inc., Craig Michaelis, David Wertzberger and InfoNow Corporation dated December 13, 1996.(A)
10.34 Employment Agreement between the Company and Donald E. Cohen dated May 22, 1995, as amended.(A)
10.35 Asset Sale Agreement for sale of assets to Cimarron Dog and Pony Company, Inc. dated December 11, 1997.(F)
10.36 Michael W. Johnson employment agreement dated January 1, 1998.(F)
10.37 Agreement dated October 23, 1997 between the Company and Michael W. Johnson regarding sale of the Company.(F)
10.38 Letter Agreement between the Company and Michael Basch dated September 21, 1998.
27    Financial Data Schedule

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