Form 10QSB
period 1999-09-30
INFONOW CORP /
filed 1999-11-10
CIK 879684

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934



                        Commission File Number: 00-19813

                               InfoNow Corporation
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                         04-3083360
 ----------------------                      ----------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

            1875 Lawrence Street, Suite 1100, Denver, Colorado, 80202
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  303-293-0212
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of October 22, 1999, there were 7,155,986 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format                 Yes     No   X
                                                                  ---     ---

                               INFONOW CORPORATION

                                      INDEX
                                                                      Page No.
                                                                      --------

                          PART I. FINANCIAL INFORMATION

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS

              Unaudited Balance Sheets - September 30, 1999
                and December 31, 1998......................................3

              Unaudited Statements of Operations - For the Three
                Months and Nine Months Ended September 30, 1999
                and September 30, 1998.....................................4

              Unaudited Statement of Stockholders Equity (Deficit)
                - For the Nine Months Ended September 30, 1999.............5

              Unaudited Statements of Cash Flows - For the Nine Months
                Ended September 30, 1999 and September 30, 1998............6

              Notes to Unaudited Consolidated Financial Statements.........7


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS........................8


                           PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K............................14

              SIGNATURES..................................................15


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS

                       INFONOW CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                            (US Dollars in Thousands)

Assets                                                             September 30, 1999    December 31, 1998
                                                                   ------------------    -----------------
                                                                       (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                               $  1,308              $  1,303
Restricted cash investments                                                   76                    76
Accounts receivable, net                                                     621                   379
Other current assets                                                         284                    20
                                                                        --------              --------
         Total current assets                                              2,289                 1,778

Property and Equipment, net                                                  988                   760

Capitalized software development costs, net of accumulated
   amortization of $530 and $522 at September 30, 1999
   and December 31, 1998 respectively                                          0                     7
Other assets and deferred charges                                             30                     9
                                                                        --------              --------
         Total assets                                                   $  3,307              $  2,554
                                                                        ========              ========

CURRENT LIABILITIES:
Notes Payable - current portion                                         $    112              $    103
Accounts payable and accrued expenses                                        891                   603
Unearned revenue and prepaid service fees                                    685                   464
                                                                        --------              --------
         Total current liabilities                                         1,688                 1,170

NOTES PAYABLE, net of current portion                                         51                    89

STOCKHOLDER'S EQUITY
Preferred stock, $.001 par value; 1,962,335
   shares authorized, none issued or outstanding                            --                    --

Common stock, $.001 par value; 15,000,000 shares
   authorized, 7,155,986 and 6,815,243 shares issued
   and outstanding at September 30, 1999 and
   December 31, 1998 respectively                                              7                     7

Additional paid-in capital                                                24,129                23,910
Accumulated deficit                                                      (22,568)              (22,622)
                                                                        --------              --------
         Total stockholder's equity                                        1,568                 1,295
                                                                        --------              --------
Total liabilities and stockholder's equity                              $  3,307              $  2,554
                                                                        ========              ========



            The accompanying notes are an integral part of these financial statements





                                         INFONOW CORPORATION AND SUBSIDARY
                                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                        (In thousands, except per share amounts)


                                      For the Three Months Ended Sep 30,                  For the Nine Months Ended Sep 30,

                                          1999              1998                               1999             1998
                                          ----              ----                               ----             ----

REVENUES                                $   1,553         $    680                           $  3,977         $   1,641
Cost of revenues                              761              387                              1,933             1,157
                                        ---------         --------                           --------         ---------

      Gross profit                            792              293                              2,044               484

OPERATING EXPENSES:

Selling and marketing                         437              309                              1,183               667
Product development                            55               41                                139               125
General and administrative                    238              212                                728               614
                                        ---------         --------                           --------         ---------

Total operating expenses                      730              562                              2,050             1,406
                                        ---------         --------                           --------         ---------
Net income (loss) from operations              62             (269)                                (6)             (922)

OTHER INCOME (EXPENSE):

Interest income (expense), net                 13               19                                 37                31
Debt forgiveness gain                           0                0                                  0                 2
Other non-operating income                      0                0                                 23                 5
                                        ---------         --------                           --------         ---------

NET INCOME (LOSS) AND
     COMPREHENSIVE
     INCOME (LOSS)                      $      75         $   (250)                          $     54         $    (884)
                                        =========         ========                           ========         =========

Earnings per common share:

    Basic                               $    .01          $   (.04)                          $    .01         $    (.15)
                                        ========          =========                          ========         ==========

    Diluted                             $    .01                                             $    .01
                                        ========                                             ========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING

    Basic                               7,046,000         6,815,000                          7,032,000        5,927,000
                                        =========         =========                          =========        =========

    Diluted                             8,513,000                                            8,502,000
                                        =========                                            =========

                     The accompanying notes are an integral part of these financial statements

                                                         4






                                         INFONOW CORPORATION AND SUBSIDARY
                               STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)(UNAUDITED)
                                  For the nine months ended September 30, 1999
                                     (In thousands, except per share amounts)

                                                                Common Stock                Additional           Accumulated
                                                         Shares             Amount        Paid-in Capital         Deficit
                                                         ------             ------        ---------------         -------

BALANCES, December 31, 1998                            6,815,243          $       7          $  23,910          $ (22,622)

Common shares issued in exchange
      For outstanding warrants                           100,000               --                 --                 --

Common shares issued in lieu
      of compensation                                      1,000               --                    4               --

Common shares issued upon exercise
   of warrants and options at prices
   ranging from $0.29 to $2.19
   per share                                             239,743               --                  215               --
Net income (loss)                                           --                 --                 --                   54
                                                       ---------          ---------          ---------          ---------

BALANCES, September 30, 1999                           7,155,986          $       7          $  24,129          $ (22,568)
                                                       =========          =========          =========          =========


             The accompanying notes are an integral part of these financial statements

                                                 5








                                          INFONOW CORPORATION AND SUBSIDARY
                                 CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                               (US Dollars in Thousands)


                                                                     For the Nine Months Ended September 30,
                                                                     ---------------------------------------
                                                                           1999                    1998
                                                                           ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $    54                $  (884)
Adjustments to reconcile net loss to net cash used in
operating activities:
     Depreciation and amortization                                            400                    420
     Allowance for bad debt                                                    32                     12
     Compensation expense recognized in
         connection with stock warrant issuance                              --                       76
      Changes in operating assets and liabilities:
     Increase in accounts receivable                                         (274)                  (207)
     Increase in other assets and deferred charges                            (21)                    (3)
     Increase in other current assets                                        (264)                   (35)
     Increase in payables and accrued liabilities                             288                     76
     Increase in unearned revenue                                             220                    125
                                                                          -------                -------
Net cash flows from (used in) operating activities                            435                   (420)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                           (541)                  (229)
Increase in restricted cash                                                  --                      (76)
Data acquisition costs                                                        (13)                  --
                                                                          -------                -------
Net cash flow used in investing activities                                   (554)                  (305)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                                   --                      769
Proceeds from the exercise of options and warrants                            219                  1,137
Payment of capital lease obligations                                          (38)                    (8)
Proceeds from notes payable                                                  --                        9
Principal payment on debt obligations                                         (57)                   (43)
                                                                          -------                -------
Net cash flows from financing activities                                      124                  1,864

Net increase (decrease) in cash and cash equivalents                            5                  1,139

CASH AND CASH EQUIVALENTS, beginning of period                              1,303                    325
                                                                          -------                -------

CASH AND CASH EQUIVALENTS, end of period                                  $ 1,308                $ 1,464
                                                                          =======                =======

Supplemental Information:
  Cash paid during period for interest                                    $    13                $    10


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

     The financial statements as of December 31, 1998, have been derived from audited financial statements. The financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Form 10-KSB for the fiscal year ended December 31, 1998. The results of operations for the three months ended September 30, 1999 and the nine months ended September 30, 1999 are not necessarily indicative of the results that will be achieved for the entire fiscal year ending December 31, 1999.



Note 2. SUPPLEMENTAL CASH FLOW DISCLOSURES

     On March 3, 1999 and on August 31, 1999, the Company issued common stock in non-cash transactions described in Note 3 below.

     On May 21, 1999, the Company completed a non-cash transaction in which the company financed an excess policy for directors & officers insurance in exchange for a note payable to Cananwill, Inc. for approximately $76,000. The note bears interest at 6.2% and is payable in equal monthly installments of $7,129 ending in March, 2000.



Note 3. EQUITY TRANSACTIONS

     On March 3, 1999, in a non-cash transaction, the Company issued 100,000 shares of common stock in exchange for 200,000 of the Company's outstanding stock warrants held by an investor.

     On August 31, 1999, in a non-cash transaction, the Company issued 1,000 shares of common stock to an employee in lieu of compensation.

     During the nine months ended September 30, 1999, the Company issued 239,743 shares of common stock in conjunction with the exercise of options and warrants. The per-share price range of $0.29 to $2.19 resulted in gross proceeds to the Company of $215,000.

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

General Information and Overview

     We provide outsourced services over the Internet designed to enable our clients to convert the inquiries they receive from potential customers, or prospects, into sales. Our automated technology can increase the rate of conversion of these inquiries into sales by (1) responding to each prospect in an individualized, or one-to-one, manner, (2) providing the prospect with targeted buying incentives such as rebates or coupons and (3) generating leads for immediate follow-up by the channel partner best suited to close the sale. Channel partners for our clients can include their product dealers, distributors, value added resellers and agents. Our services provide closed loop follow-up and feedback that enable our clients to measure whether inquiries resulted in sales as well as the effectiveness of their channel partners and advertising investments. We provide these services to our clients over the Internet or via secure, private extranets and intranets. Our server centers house proprietary software, databases, and systems that respond to inquiries received across a client's enterprise, including Internet sites, interactive voice response systems and call centers. We also have made significant progress in working with several clients on the design and development of eChannel(TM), our new channel-friendly ecommerce services.

     As of September 30, 1999, we have approximately fifty-one clients. Most of our clients are large multinational companies who have extensive branch or reseller networks. Our clients include American Airlines, Apple, Bank of America, Cisco, Compaq, 3Com, FedEx, First Union, Hewlett Packard, IBM, Intel, Maytag, United Health Care, UPS and Visa.

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

     During the last six months, we generated a profit from our operations. Our success in maintaining profitability is primarily dependent on market acceptance and future sales of our services to additional customers to offset operating costs. Although we have experienced significant percentage revenue growth and a reduction in operating losses in recent periods, these growth rates, or improvement in operating results, may not be sustainable and may not be indicative of future performance. We also have plans to increase our spending in sales, marketing and product development in order to increase our market presence and broaden our product offerings, which will affect our future financial results.

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

     Comparison of the Three Months Ended September 30, 1999 to the Three Months Ended September 30, 1998

     Net Revenues. The Company's revenues from continuing operations consist primarily of setup fees from new contracts and monthly service fees from ongoing contracts for our services. Total sales from our inquiry management services increased by $873,000, or 128% for the three months ended September 30, 1999, compared to the same period in the previous year. The increased revenues were generated by additional contracts sold and implemented during the last twelve months. The number of contracts in backlog at September 30, 1999 was 74 as compared with 63 on September 30, 1998. Setup fees increased by 46%, from $250,000 to $366,000. The higher fees were due to contracts with higher setup fees implemented during the three months ended September 30, 1999 as compared to the same period in the previous year. Service Fees increased by 163%, from $382,000 to $1,005,000. The higher fees were due to the implementation of new contracts and higher average monthly service fees per contract. Recurring service fees from new and existing clients increased 18% during the three months ended September 30, 1999 to $420,000 per month, or $5.0 million on an annual basis. Miscellaneous revenues increased by 240%, from $50,000 to $170,000. The higher fees were due to an increase in the number of projects with hourly or per-unit fees. There was a $12,000 net reduction of bad debt expense during the three months ended September 30, 1999 due to recovery of amounts previously written off. This compares to expense of $1,000 for the same period the previous year.

     Cost of Revenues. The cost of revenues decreased from 57% of revenues for the three months ended September 30, 1998, to 49% of revenues for the three months ended September 30, 1999. The total cost of revenues over the same period increased by 97% or $374,000. This increase is a result of increased costs in creating and expanding an infrastructure for delivering our services. These costs include technical personnel payroll, contract labor, data royalties, depreciation and amortization for server equipment and capitalized software development, telecommunications and other costs related to operating our data center. The costs of revenues are expected to increase as more customers use our services.

     Product Development. Product Development costs consist of time spent on development not specifically associated with a client contract. To date, product development costs have been comprised of subcontracted costs and salaries and related costs. Product development costs decreased from 6% of revenues for the three months ended September 30, 1998 to 4% of revenues for the three months ended September 30, 1999. Total product development costs over the same period increased by 34% or $14,000. A majority of product development expenses have been incurred in conjunction with delivery of our services to customers and are classified in the cost of revenues. We plan to increase spending on project development not directly associated with specific customer contracts pending the acquisition of additional financing.

     Selling and Marketing Expenses. Selling and marketing expenses, which consist of payroll costs, sales commissions, travel and promotion expenses, decreased from 45% of revenues for the three months ended September 30, 1998, to 28% of revenues for the three months ended September 30, 1999. The total amount of selling and marketing expenses increased by 41%, or $128,000. The overall increase is primarily the result of the addition of sales personnel and other marketing and promotion costs during the last twelve months. We plan to increase spending on selling and marketing activities pending the acquisition of additional financing.

     General and Administrative Expenses. General and administrative expenses consist primarily of payroll costs for InfoNow's executive, accounting and administrative personnel, facilities costs, insurance and other general corporate expenses. General and administrative expenses decreased from 31% of revenues for the three months ended September 30, 1998, to 15% of revenues for the three months ended September 30, 1999. The total amount of general and administrative expenses increased by 12%, or $26,000. The overall increase is the result of additional administrative costs related to growth in business activity.

     Provision for Income Taxes. InfoNow has paid no income taxes since its inception. As of December 31, 1998, there were approximately $7,328,000 of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2010.

     Non-Operating Income (Expense). Net non-operating income was $13,000 for the three months ended September 30, 1999 compared to $19,000 for the three months ended September 30, 1998. The decrease is due to lower interest income from lower cash balances available for investment, and lower interest rates.

     Net Income (Loss) from Continuing Operations. Net income for the three months ended September 30, 1999 was $75,000, as compared to a net loss of $250,000 for the three months ended September 30, 1998. The improvement is primarily due to increased revenues generated by additional contracts sold and implemented during the last twelve months without corresponding increases in operating expenses.


     Comparison of the Nine Months Ended September 30, 1999 to the Nine Months Ended September 30, 1998

     Net Revenues. The Company's revenues from continuing operations consist primarily of setup fees from new contracts and monthly service fees from ongoing contracts for our services. Total sales from our inquiry management services increased by $2,336,000, or 142% for the nine months ended September 30, 1999, compared to the same period in the previous year. The increased revenues were generated by additional contracts sold and implemented during the last twelve months. The number of contracts in backlog at September 30, 1999 was 74 as compared with 63 on September 30, 1998. Setup fees increased 89%, from $584,000 to $1,103,000. The higher fees were due to contracts with higher setup fees implemented during the nine months ended September 30, 1999 as compared to the same period in the previous year. Service fees increased by 183%, from $903,000 to $2,551,000. The higher fees were due to the implementation of new contracts and higher average monthly service fees per contract. Miscellaneous revenues increased by 114%, from $166,000 to $355,000. Bad debt expense was $32,000 for the nine months ended September 30, 1999 as compared to $12,000 for the same period in the previous year.

     Cost of Revenues. The cost of revenues decreased from 71% of revenues for the nine months ended September 30, 1998, to 49% of revenues for the nine months ended September 30, 1999. The total cost of revenues over the same period increased by 67% or $776,000. This increase is a result of increased costs in creating and expanding an infrastructure for delivering our services. These costs include technical personnel payroll, contract labor, data royalties, depreciation and amortization for server equipment and capitalized software development, telecommunications and other costs related to operating our data center. Costs of revenues are expected to continue to increase as additional customer use our services.

     Product Development. Product Development expenses consist of time spent on development not specifically associated with a client contract. To date, product development costs have been comprised of subcontracted services and salaries and related costs. Product development costs decreased from 8% of revenues for the nine months ended September 30, 1998 to 3% of revenues for the nine months ended September 30, 1999. Total product development costs over the same period increased by 11% or $14,000. A majority of product development expenses have been incurred in conjunction with delivery of our services to customers and are classified in the cost of revenues. We plan to increase spending on project development not directly associated with specific customer contracts pending the acquisition of additional financing.

     Selling and Marketing Expenses. Selling and marketing expenses, which consist of payroll costs, sales commissions, travel and promotion expenses, decreased from 41% of revenues for the nine months ended September 30, 1998, to 30% of revenues for the nine months ended September 30, 1999. The total amount of selling and marketing expenses increased by 77%, or $516,000. The overall increase is primarily the result of the addition of sales personnel and other marketing and promotion costs during the last twelve months. We plan to increase spending on selling and marketing activities pending the acquisition of additional financing.

     General and Administrative Expenses. General and administrative expenses consist primarily of payroll costs for InfoNow's executive, accounting and administrative personnel, facilities costs, insurance and other general corporate expenses. General and administrative expenses decreased from 37% of revenues for the nine months ended September 30, 1998, to 18% of revenues for the nine months ended September 30, 1999. The total amount of general and administrative expenses increased by 19%, or $114,000. The overall increase is the result of additional administrative costs related to growth in business activity.

     Provision for Income Taxes. InfoNow has paid no income taxes since its inception. Although the Company has reported net income for the nine months ended September 30, 1999, we have not recorded a provision for income taxes. We believe that any tax liability for 1999 will be offset against tax loss carryforwards, which expire beginning in 2010, estimated at $6,992,000 as of September 30, 1999.

     Non-Operating Income (Expense). Net non-operating income was $59,000 for the nine months ended September 30, 1999 compared to $38,000 for the nine months ended September 30, 1998. The increase is due primarily to additional interest income on cash and cash equivalents, and a buyout earned based on Cimarron's gross profits in accordance with the December 1997 sale agreement between InfoNow and Cimarron Dog & Pony.

     Net Income (Loss) from Continuing Operations. Net income for the nine months ended September 30, 1999 was $54,000, as compared to a net loss of $884,000 for the nine months ended September 30, 1998. The improvement is primarily due to increased revenues generated by additional contracts sold and implemented during the last twelve months without corresponding increases in operating expenses.

Liquidity and Capital Resources

     InfoNow has financed its operations through private placement of equity securities and through borrowing arrangements. We have received a total of approximately $4,815,000 from private offerings and an additional $1,711,000 from the exercise of stock options and warrants since we began marketing our inquiry management services in 1995.

     We had cash and equivalents of $1,308,000 at September 30, 1999, compared to $1,528,000 at June 30, 1999, a net decrease of $220,000. The decrease was primarily due to purchases of equipment to support the expansion of services to clients.

     Net cash from operating activities during the three months ended September 30, 1999 was $17,000, compared to $144,000 during the three months ended June 30, 1999. The decrease was primarily due to an increase in accounts receivable during the three months ended September 30, 1999 as compared to a decrease during the three months ended June 30, 1999.

     Cash used in investing activities increased from $211,000 during the three months ended June 30, 1999 to $252,000 during the three months ended September 30, 1999. The increase is due to the purchase of computer hardware and software for our data centers and additional personnel, and additional data acquisition costs.

     Net cash generated from financing activities during the three months ended September 30, 1999 was $15,000, consisting of $60,000 from the exercise of stock options and warrants, less $45,000 in principal payments on debt obligations. Net cash generated from financing activities during the three months ended June 30, 1999 was $79,000, consisting of $40,000 from the exercise of stock options and warrants and $66,000 proceeds from notes payable, less $27,000 in principal payments on debt obligations

     We currently project that available cash balances, together with projected cash flow from contracted backlog and anticipated new sales, will be sufficient to fund our operations for at least the next twelve months. These projections assume that revenues from new sales and from backlog will continue to provide cash from its operations and that our overall operating costs will not change significantly as new client contracts are added.

     We are currently seeking additional equity financing to accelerate planned investments in sales and marketing, product development and to increase general working capital and license additional intellectual property. We have not made a final determination regarding the terms and conditions of an equity placement but anticipate that a placement would involve the issuance of up to 2,000,000 shares of common stock and generate net proceeds of approximately $8.0-$12.0 million. Our ability to successfully complete an offering is dependent on a number of factors. There can be no assurance that we successfully complete an equity placement, or that a placement will be concluded on the terms and conditions that we anticipate.

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

     (b) Reports on Form 8-K

     No reports were filed on form 8-K during the three months ended September 30, 1999

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Dated:  October 22, 1999

                           INFONOW CORPORATION

                           (Registrant)



                           /s/ Michael W. Johnson
                           ------------------------------------------------
                           Michael W. Johnson
                           Chief Executive Officer, President and Director (Principal Executive Officer)


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

                                  EXHIBIT INDEX



   Exhibit
   Number     Description
   ------     -----------

     3.1      Certificate of Incorporation of the Company, as Amended.(A)

     3.3      Bylaws of the Company, as Amended.(B)

     4.1 Form of Common Stock Certificate for the Registrant's Common Stock, $.001 par value per share.(B)

     4.4      Form of Class C Warrant.(C)

     10.14    InfoNow Corporation 1990 Stock Plan as amended. (G)

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

     10.38 Letter Agreement between the Company and Michael Basch dated September 21, 1998. (G)

     27.1     Financial Data Schedule
----------------------

(A) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
(B) Incorporated by reference from Registration Statement No. 33-43035 on Form S-1 dated February 14, 1992.
(C) Incorporated by reference from Post-Effective Amendment No. 2 to Registration Statement No. 33-43035 on Form S-1 dated July 13, 1993.
(D) Incorporated by reference from Post-Effective Amendment No. 3 to Registration Statement No. 33-43035 on Form S-1 dated September 30, 1996.
(E) Incorporated by reference from the Company's Annual Report on Form 10-K for year ended December 31, 1995.
(F) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.
(G) Incorporated by reference from the Company's Quarterly Report on Form 10QSB for the period ended September 30, 1998.