Form 10KSB
period 1999-12-31
INFONOW CORP /
filed 2000-03-29
CIK 879684

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _______________ TO ________________

     Commission File No. 0-19813

                               INFONOW CORPORATION
                               -------------------
        (Exact name of Small Business Issuer as specified in its charter)

           DELAWARE                                          04-3083360
--------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Identification Number)
 incorporation or organization)

1875 Lawrence Street, Suite 1100, Denver, Colorado              80202
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code: (303) 293-0212
                                                --------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.001 Par Value Per Share
                     ---------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes X   No ___

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues for fiscal year ending December 31, 1999 were $5,780,000 The aggregate market value of the voting and non-voting common equity held by nonaffiliates based on the average bid and asked prices of such stock, as of March 8, 2000 was:
                                   $99,169,000

The number of shares outstanding of each of the issuer's classes of common stock, as of March 8, 2000.

         Common Stock, $.001 par value                  7,247,614
         -----------------------------                  ---------
                    Class

The number of shares outstanding of each of the issuer's classes of preferred stock, as of March 8, 2000.

         Preferred Stock, Series B, $.001 par value       250,000
         ------------------------------------------       -------
                    Class

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2000 is incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):     Yes ___  No X

                                     PART I

Item 1. Description of Business.
--------------------------------

     Unless otherwise indicated, all references to "InfoNow", "the Company", "we", "us" or "our" refers to InfoNow Corporation. This document contains forward-looking statements based on our current expectations, assumptions, estimates and projections about InfoNow and our industry. These forward-looking statements involve risks and uncertainties. InfoNow's actual results could differ materially from those anticipated in these forward-looking statements as a result of factors described in this document and other documents we have filed with the SEC. InfoNow does not undertake any obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. We encourage you to carefully review and consider the disclosures made in this document, including the section below labeled "Related Business Risks and Assumptions," and in our other reports filed with the Securities and Exchange Commission to advise you of the risks and factors that may affect our business and the value of an investment in our stock.

Overview

     InfoNow provides e-business services on an outsourced basis to channel dependent companies and their resellers, dealers, and VARs, collectively called "channel partners." These services enable our clients to conduct business over the Internet, leveraging their existing brand awareness and established networks of channel partners, resulting in increased sales and profitability. Through our iChannel suite of e-business services, InfoNow provides a comprehensive, Internet-based business solution to channel dependent companies that:

     o Resolves channel conflict by enabling Internet sales through their channel partners, rather than around them.

     o Enables manufacturers to leverage their brand and other Internet techniques to create deal flow for their channel partners resulting in more sales for themselves and their partners.

     o Provides the management systems and feedback information necessary to evolve an effective multi-channel e-business model to optimize brand and business over time.

     We also deliver e-business solutions to channel partners, small to mid-size independent companies that resell our clients' products and services. These companies are aware of the need to develop a strong Internet presence but often lack the expertise and resources to do so. By combining several channel partners in a vertical industry, we can deliver high quality e-business capabilities quickly and cost effectively. InfoNow's e-business solution for channel partners is designed to:

     o Create more deal flow: increase business from new and existing customers.

     o Deliver e-business capabilities: provide e-commerce and customer relationship management services.


     InfoNow delivers these services as an outsourced Application Service Provider (ASP). We deliver solutions and the functionality of proprietary software and databases via the Internet and secure private extranets with software resident on InfoNow controlled servers. Our server centers house proprietary software, databases, and systems that respond to inquiries received across a client's enterprise, including Internet sites, interactive voice response systems and call centers. This ASP model enables fast delivery of very powerful services with little disruption to our clients' existing enterprise systems.

We currently have over fifty-two clients using our iChannel services. Most are large, multinational corporations with extensive branch or channel partner networks. Our clients include Apple, Cisco, Compaq, Hewlett Packard, IBM, Intel, Lucent, Motorola, Novell, and Sony.

Company History

     InfoNow was incorporated under the laws of the State of Delaware on October 29, 1990, and was initially focused on the sale of software through the use of encrypted CD-ROM technology. Early in 1995, we fundamentally changed our business focus and began developing Internet-based iChannel services for large corporate clients. As part of our strategy, we acquired Cimarron International,

Inc. and Navigist, Inc. Cimarron provided interactive media authoring and business services. Navigist offered network engineering and Internet consulting services. These acquisitions allowed the company to utilize the resources and capabilities of Navigist and Cimarron to facilitate our change in strategic direction as well as to provide an operating infrastructure and revenues as the Company completed its transition to selling and providing web-based services.

     After the acquisitions of Cimarron and Navigist, we ceased selling software using encrypted CD-ROM technology and installed a new senior management team, led by Michael Johnson, who became President and Chief Executive Officer in October of 1995. After the transition to its new business was completed in 1996, InfoNow sold Navigist on December 13, 1996, and sold Cimarron on December 11, 1997. We are now solely focused on the sale and provision of iChannel services over the Internet.

Industry Background

     Our iChannel services address six fundamental trends common to our targeted customer base of branded channel dependent companies and their channel partners:

     Growth of business-to-business transactions conducted over the Internet. The Internet is rapidly evolving into a principal vehicle for interaction between businesses and their individual and business customers. International Data Corporation, or IDC, estimates that by the end of 1998 there were over 97 million users of the World Wide Web and that, by the end of 2002, that number will increase to over 319 million. The interactive capabilities of the Internet can help companies better pinpoint the needs of customers, more effectively answer customer inquiries, and provide a faster, more convenient, and more cost effective response than traditional customer service approaches.

     Transactions conducted over the Internet are increasing dramatically, particularly in the business-to-business sector with predictions of $7.3 trillion by 2004, representing 7% of the global business-to-business volume. This growth in Internet has resulted in business amounting to the emergence of Internet service companies that provide value-added services to clients on an outsourced basis. The Standard predicts that these activities will make up 37% of the business-to-business e-commerce market, worth $2.71 trillion, by the year 2004. We believe there exists significant opportunity to participate in this growing Internet services market to establish e-commerce capabilities for channel dependent companies and their channel partners.

     Increasing channel conflict as companies consider selling over the Internet. Traditional brick-and-mortar companies are struggling to find effective ways to grow their business using the Internet as their primary business communication and transaction vehicle. Many major computer, electronics, or similar manufacturing companies rely on third party channel partners to distribute all or some of their products. These companies are struggling with the dual challenges of competing with Internet merchants who sell directly to customers and maintaining the effectiveness of their channel partner networks. These channel partners are often essential for the sale, installation and support of more complex and typically higher margin products, making effective channel management a key success factor.

     This environment creates a conflict between the manufacturer and their channel partners called "channel conflict." Channel partners typically sell similar products made by various manufacturers and when companies bypass their channel partners, channel partners will often begin selling a competitor's products to customers. A recent Forrester Research survey of manufacturers indicated that 66% of manufacturers surveyed identified channel conflict as their single biggest issue hindering online sales efforts.

     Opportunities to improve channel management include reducing the time from initial inquiry to channel partner response from days or weeks to minutes, enabling channel members to participate in electronic commerce opportunities, and establishing a closed loop system to ensure effective channel evaluation and management. These opportunities are especially difficult to take advantage of in an environment where manufacturers are being forced to bypass their channel partners and sell more commodity-oriented products directly to consumers for competitive reasons.

     Growing pressure to develop an Internet model for channel dependent companies and their channel partners. Although traditional brick-and-mortar companies are under increasing pressure from Internet-based companies that sell directly to customers, we believe that these companies are uniquely positioned to successfully compete in the Internet economy. Most manufacturers with a strong brand have two very powerful differentiators when compared to strictly

Internet-based companies: brand recognition and local physical presence. We believe there exists a significant opportunity to leverage these assets in a business model that integrates traditional business processes, including channel partners, with the capabilities of the Internet and reduces channel conflict experienced by many traditional business.

     Modest Internet presence among channel partners due to high cost of e-commerce business solutions. Channel partners are increasingly aware of the importance of a strong Internet presence as more vendors sell direct, vertical industry portals drive down margins and Internet merchants enter their market. The cost of developing and implementing a full e-commerce business capability is cost prohibitive for many channel partners. A competitive e-commerce presence, defined as both the ability to bring customers to the web site to create deal flow and to deliver full sales and service capabilities over the Internet, can cost hundreds of thousands or even millions of dollars. Many channel partners are small to medium sized independent businesses. Consequently, channel partners often are able to have only an informational Internet presence to describe their business and services, but lack the resources to draw reasonable deal flow to their web site, to consummate a sale over the Internet or to use the Internet to serve and grow business activity among their existing customer base.

     Substantial growth in the number of Internet-enabled devices, including wireless data devices like WAP phones and the Palm VII. IDC predicts that the number of Internet-enabled devices will grow from 10.5 million in 1998 to 150.8 million in 2002. A substantial portion of this growth is expected to come from wireless data devices, including wireless application protocol (WAP) cell phones, other types of cell phones, and wireless organizers like the Palm VII handheld organizer. Effective Internet and online commerce and commerce-enabling solutions and services will likely need to support a broad range of Internet-enabled devices, including wireless data devices.

     Growing trend to outsource and use of application service providers. In order to remain competitive, many companies have found that they must focus on their core competencies and outsource activities that can be more rapidly, effectively, and economically performed by specialized third parties. Many companies often lack sufficient resources, expertise or infrastructure to create and implement e-business business strategies quickly and cost effectively. The increasing complexity of these strategies and the rapid pace of technological change are driving many companies to outsource the development of their e-business initiatives.

     According to Forrester Research, companies in the United States are now spending approximately one quarter of their overall information technology budgets on outsourced services. The growing acceptance of the Internet as a trusted medium for business critical activities should increase the level of outsourcing to service providers that maintain a centralized infrastructure of software, information databases, server assets and extensive communications infrastructure to provide value-added services to businesses or consumers over the Internet. We further believe that as companies face increased pressure to develop complex e-business capabilities quickly, they will seek service providers that offer a more complete range of services required to rapidly and cost effectively deploy these capabilities.

     In addition, an important component of outsourcing these functions is the increased use of Application Service Providers (ASPs) to deliver proprietary software and database management over the Internet. An ASP maintains all software and databases on its own hardware and delivers only the solution and functionality to the customer, relieving the customer of software development and maintenance costs and providing the ability to deliver solutions very quickly.

Limitations of Current Solutions

     The industry trends discussed above present several obstacles and opportunities for both the channel dependent manufacturer and their channel partners. Unfortunately, many of the opportunities for the manufacturer result in either loss of control and brand dilution and erosion of the traditional channel partner relationship. For the channel partner, most options result in loss of business or erosion of margins.

     Channel dependent manufacturers have several options:

     1. They can sell direct by providing a web site with product catalog and warehousing capabilities to fulfill orders in attempt to cut out the middle man resulting in reduced costs and lower prices to compete more effectively.

          Depending on the product and the customers' buying desires, this is a good option for many companies. However, even if it is a good long-term option, the channel conflict this strategy could create could significantly disrupt the company's immediate growth plans.

          For nearly all channel dependent manufacturers, this is a challenge of the transition to e-commerce. Many companies know they will need at least a partial sell direct model, but face the risk of losing substantial business and market share in the short term to competitors as channel partners switch brand loyalties.

          The challenge here is to gradually evolve to an e-commerce model that will meet customer needs and keep competitors at bay without destroying the existing distribution structure.

     2. Manufacturers can sell through catalogers, Internet merchants, distributors and vertical portals.

          The risk with this strategy is that the manufacturer loses control of its brand as the customer commoditizes their products over time. When products are sold without the added value of service, customers isolate the value in their minds as product only and see no value added by a local reseller. There is no opportunity for the local business to differentiate with supporting services when products are sold direct.

          If a manufacturer were selling books or other products where the product itself is the difference, this strategy would be more successful. For many products, however, such as computer hardware, local resellers play an important role in increasing the value of the product to customers by providing services. The manufacturer's product and their brand is gradually diminished in the customers' eyes when the reseller is removed from the sales process.

          The challenge here is to find an e-commerce model that leverages brand and local presence where both remain important to the customer to prevent brand erosion to commodity status.

     3. Manufacturers can elect to collaborate with their channel partners to leverage their brand and drive deal flow to a channel partner site.

          This option works well if there is a real or perceived value added among customers with local presence. This value could be in the form of inventory, the need to see, touch, try or feel a product, expertise, ease of doing business, installation and other services that are valued by the end customer.

          The challenge here is to develop a model that will both support the channel partner and maintain control over the manufacturer's brand and the buying process.

     Overall, the primary challenge for the manufacturer is to evolve a multi-channel e-business model that serves their customers well while maintaining brand loyalty and leveraging local presence where desired.


     Channel partners also have several options with unique challenges:

     1. Channel Partners can develop an e-commerce presence themselves by going to mass purveyors of e-commerce capabilities such as Yahoo.com.

          The challenge for channel partners to successfully implement an e-commerce strategy is twofold: they must both create deal flow and build the web site. To create deal flow, channel partners must invest heavily in branding and promotion of their web site.

          Building the web site requires technical capabilities such as easy cataloging, developing pricing models and ongoing maintenance. Typical channel partners purchase these items from several distributors and many manufacturers and carry many thousands of items suitable for sale over the Internet, not including repair parts. Although they may have brochures and other descriptive material, they have no convenient way of electronically populating a full e-commerce catalog.

          The time and cost required to implement this strategy, as well as the ongoing demands are generally beyond the resources of the small to medium sized channel partners.

     2. Channel Partners can add their name to a vertical or manufacturer portal and let others drive business to them based on the products they carry.

          The challenge channel partners face with this strategy is to maintain an identity and protect margins. Vertical portals are the price shopper's dream but further reducing both the manufacturer's brand and the channel partner's perceived service and relationship edge.

     Overall, the primary challenge for the channel partner is creating deal flow and developing a competitive e-business capability at an affordable cost.


The InfoNow Opportunity

     We believe the opportunity exists to significantly improve the effectiveness and efficiency with which major branded companies integrate with their channel partners to deliver products and services over the Internet. We further believe that this opportunity can best be addressed delivering powerful e-business capabilities which support both manufacturers and their channel partners, as well as leveraging automated systems and a broad array of databases to provide services over the Internet that are able to:

     o Deliver deal flow and e-commerce capabilities to channel partners to produce increased market share and sales for both manufacturer and channel partner immediately.

     o Provide information and management systems to the manufacturer to evolve a high powered e-business model to best serve their customers over time.

     o Provide an integrated set of e-business solutions to manufacturers and their channel partners quickly and cost effectively.

     o    Strengthen visibility and ongoing relationships with channel partners.


The InfoNow Solution

     We deliver an integrated suite of e-business services over the Internet to channel dependent companies and their channel partners. Our iChannel services enable our clients to:

1. Leverage their brand both as a portal to local channel partners on their web site and locally on a manufacturer-controlled, co-branded channel partner web site. In this way, they are able to control their channel partners' use of the web site and their presentation and use of their brand while at the same time, delivering business and thus significant value to their channel partners.

2. Embrace their channel partners as a collaborative strategic asset by setting them up with a comprehensive e-business capability for closing sales, maintaining customer relationships and streamlining their business processes.

3. Direct significant deal flow from their web site to the most appropriate channel partners.

4. Measure the results of these actions and evolve, over time, the best Internet model to serve their customers. For most manufacturers, this model will be a multi-channel e-business model. This means the manufacturer will probably sell products through a number of channels, including local resellers, and use the Internet as the primary communication and transaction vehicle.

     InfoNow provides this solution with a robust technology platform. In addition, as an ASP, InfoNow can deploy customized solutions to each of its brand name clients quickly and cost effectively. InfoNow customers buy solutions not software.

iChannel Services

InfoNow's suite of iChannel services provides e-business solutions for manufacturers and their channel partners. We provide the following iChannel services to our clients:

1. iLocator - Matches sales inquiries to the most appropriate local channel partner using specific business rules (e.g. proximity, expertise, product carried, in-stock, etc.) set by client manufacturer. Service includes incentives for the customer to buy our client's products rather than switch when visiting the local reseller.

2. iLeads - A comprehensive closed loop lead management capability that captures, qualifies, assigns, distributes, and tracks the outcome of leads with a company's channel partners. Leads are captured, though real-time interfaces or off-line batch sources, qualified using a set of client-specific criteria, assigned to the optimal channel partner, distributed and updated via channel partner-specific extranets, and tracked throughout the closing process. This system provides deal flow to the local channel partner while speeding lead response and monitoring the process and partner response.

3. iPartner - Enables channel partners to network with other channel partners for sales opportunities, filling skill and geographic gaps. One partner may provide product, but not cabling or other installation services, or, a partner in one city may sign a customer and need the capability of serving the customer nationally. This system enables channel partners to collaborate to close more deals.

4. iCommerce - Scheduled to be available for deployment by mid 2000, iCommerce provides co-branded e-commerce sites for partners to enable on-line sales to end customers by the local partner includes industry catalog and pricing. This service includes reference pricing and catalog templates to ease the time and cost of entry. InfoNow's goal is for a channel partner to set-up full e-commerce capability in less than an hour.

     Reporting. InfoNow's iChannel services are supported by a wide range of reporting capabilities, providing sophisticated screening, data mining and manipulation capabilities to enable clients to analyze the results of promotional campaigns, Internet lead generating techniques, channel partner initiatives, customers who purchased competitive products, etc. The manufacturer can then apply best practices across the channel network to all partners.

     Interface options/touch points. All of our services support inquiries received through customer touch points across a client's enterprise, including Internet sites, private extranet and intranet sites, and call centers. Our iLocator, iLeads and iPartner services currently support automated phone and wireless device access, including interactive voice response systems (IVRs), wireless application protocol (WAP) cell phones and wireless Palm VII devices.

     Geographic coverage. To provide the targeted, geographic component of our one-to-one response, our services utilize precision geographic information system, or GIS, technology that uses latitude and longitude coordinates to pinpoint locations, calculate the location proximity and generates customized maps. This geographic precision is currently available to our clients for fifteen countries, including the United States, Canada, the United Kingdom, Australia and major European countries. We provide worldwide coverage via text based and postal code searching methods for all areas not currently covered by GIS technology.

     Multi-language Support. Our services are currently available to clients in ten languages.

     Special services. We also offer various other special services, on a consulting basis, to support client programs related to our iChannel service offerings. These include custom reporting requests, database enhancement and management, maps to be used in promotional literature and custom business rules and software development to meet special client requirements.

     Fees and pricing. Our services are typically sold through annual or multi-year service contracts. The initial term of these contracts are typically one to three years and are renewable upon mutual agreement of InfoNow and the client. A typical contract fee includes two components, a setup fee and a recurring service fee. The setup fee covers the development of a customized, client-specific interface to the service, and the design and implementation of client databases. The recurring monthly or annual service fee covers hosting and provision of the service and performance of recurring maintenance to client databases and core iChannel engine systems.

     Currently, the combined fees for an initial year of service typically range from $45,000 for a simple implementation to greater than $750,000 for a complex deployment involving multiple services across several prospect touch points and geographies. The actual setup and monthly service fees are determined based on a variety of factors, including the type(s) of service selected, anticipated and actual transaction volumes, client touch points supported, geographic coverage of the service, and the level of service customization requested by the client. We also may charge additional transaction fees for some elements of our services depending upon the specific client configuration such as fax transactions, voice recordings or dedicated telecommunication lines.

     Currently, manufacturers pay our fees. We expect, however, to begin charging channel partners and expect our fees to be based on a percentage of the volume of transactions conducted.

Business Strategy

     Our objective is to be the leading worldwide provider of e-business services to channel dependent companies and their channel partners. Our strategies to achieve this objective include:

     Broadening services to existing clients. We believe that significant opportunities exist to expand the breadth and depth of services provided to our existing clients. Most of our current clients use only a portion of the services that we currently offer and no current clients currently use new services we are planning to offer in 2000. Service expansion can be accomplished along many dimensions, depending upon our clients' specific needs, including:

o the addition of existing services not currently used by the client, including iLeads, iPartner, and iCommerce;

o increase in the number of prospect touch points to include interactive voice response systems, call centers, WAP phones, Palm VII, etc.; and

o    expansion of geographic coverage.

     Maintaining and extending innovation and technology leadership in iChannel services. We intend to offer a more comprehensive menu of services through internal development efforts and the integration of third party applications or databases into our systems. Expansion of our technology will be driven by a combination of customer input and our knowledge of using the Internet to effectively generate deal flow and deliver e-business services.

     During 1999, we introduced several new services, including:

o    Enhanced iLocator services, to interact with real time data warehouses;

o    iPartner services to enable partner-to-partner collaboration;

o Expanded iLeads services to more effectively manage leads in a closed loop system; and

o    Support for a broad range of wireless data access devices and WAP phones.

We expect to continue to expand the iChannel suite of services throughout 2000.

     Expanding strategic alliances. We plan to continue to pursue relationships that can accelerate the marketing and development of our services. We are presently working with a number of companies to enhance our service offering for our clients and their resellers and to accelerate the delivery and quality of the total iChannel service offerings.

     Acquiring new industry leading corporate customers. We typically focus our client development efforts on specific vertical markets. Within these vertical markets, we initially focus on the leading companies. Historically, our client development efforts have focused on technology, manufacturing and financial services companies, especially where third parties are used to sell all or some of a company's products or services. We plan to grow our penetration of our target vertical markets as well as increase our presence in additional, attractive vertical markets.

     Building sustainable competitive advantage through information-based assets. We have developed proprietary databases through activities with our current customer base and have secured exclusive access to selected other databases through client and third-party agreements. We currently have an exclusive license for certain geographic data in Canada and non-exclusive licenses for a variety of other databases and information assets, including geographic data for fourteen other countries covering the United States, Western Europe and Australia. We intend to utilize these information assets as well as other databases we may acquire or build to enhance and distinguish our services and build sustainable competitive advantage.

     Continuing to develop and leverage our expertise in iChannel services. Our relationships with our clients have allowed us to develop a significant body of knowledge in the application of the Internet and services to address the challenge of an effective e-business strategy for channel dependent companies. We intend to maintain strong working relationships with our clients that will allow us to continue to build our knowledge base and provide superior solutions to our clients in the future.

     Continuing to expand the scope of our services globally. We intend to extend geographic coverage of our services to address the global adoption of the Internet and to respond to our multinational customers' requests to provide them with a complete solution for their worldwide networks. We believe that international markets present an attractive growth opportunity and an early presence in those markets will enhance our long-term competitive position.

     We intend to increase our presence initially though relationships with our current clients and then later through direct sales efforts initiated from both the U.S. and possibly from direct sales and support operations located in selected European and Asian markets. We may also form alliances with selected partners to assist in the marketing and localization of our services for certain markets.


Technology Overview

     Our proprietary iChannel engine is the platform for all of our solutions. This proprietary software and data currently reside in our two production server centers. These centers are linked to our clients' web sites, intranets, extranets, call centers or interactive voice response systems via the Internet or via private extranets or intranets.

     Our multiple UNIX servers comprise the core computing capacity at each of our server centers. These centers are co-located with two separate major Internet service providers in Denver, Colorado that maintain redundant high-bandwidth connections to the Internet. These centers are also directly connected into the frame clouds of two leading frame relay providers that are used for connection to client sites that require greater reliability than is currently available over public Internet connections. Our systems are designed to operate 24 hours a day, seven days a week. Continuous monitoring of our systems is achieved through automated fault detection test scripts and daily ad hoc testing conducted by our operations personnel.

     Our iChannel engine is based on a distributed server architecture. This architecture allows efficient balancing of load in high usage periods and can be easily scalable to accommodate higher transaction volumes without the need for clients to purchase new equipment or software. The modular structure of our system also allows us to quickly tailor the application for changing client needs and simplifies the addition of new features to the system as they are developed. These servers can be accessed through HTML pages via our proprietary Common Gateway Interface, which facilitates communication between our core iChannel applications and public Internet or private intranets or extranets. Communication with interactive voice response systems and wireless data devices is conducted via specialized interface servers. These interfaces also include the development tools we use to customize our interface to duplicate the look and feel of our clients' site and systems. The separation of the interface tools from the core application servers results in a highly flexible user interface that may be customized or modified quickly while maintaining the stability and integrity of the core server functions.

     The targeted, one-to-one nature of our response is facilitated by the use of a wide range of proprietary and third-party provided databases. These include:

     o geographic databases, which can include information to allow us to pinpoint the latitude and longitude of an inquirer's specific location and the locations of channel partners or enable us to provide maps to and from a specific location;

     o demographic databases, which can include information to help us complete a profile of a prospect's characteristics or interests or better qualify leads that we capture; and

     o industry-specific databases, which can include information on channel partner characteristics, information on ATM locations worldwide or other information useful to target or enhance our inquiry response.

     We capture key information for transactions occurring within our systems. This information is the foundation used to develop reports required by our clients. We also create customized reports and customized interfaces to view and gather data for our clients. Our reporting systems can generate reports based on any category in the transaction data, as well as reports that have categories joined across several tables, such as lead data, follow-up data and call center statistics. Clients can define the exact structure of their individual reports. These reports can also be tailored to evaluate the success of advertising campaigns based on prospects' profiles. Examples of reports that can be produced include transaction activity levels, comparisons of channel partner effectiveness, inquiry-to-sale closing rates and promotional effectiveness.

Sales and Marketing

     Our sales efforts rely primarily on direct sales contact, such as promotional presentations delivered via notebook computers and requests from existing customers for new services. We use a consultative approach to determine prospective client needs and to determine the optimal application of our services to meet the identified needs. We currently focus our efforts on target industries, including technology, manufacturing and financial services companies. We are growing our staff of 15 sales and marketing professionals headquartered in Denver, Colorado that sell to national and international accounts. Our primary sales and marketing efforts have been directed at increasing the visibility of our services through the use of direct sales efforts, though we may use indirect selling approaches in the future, via client or third-party partners as appropriate.

     We expect to significantly increase our marketing expenditures in 2000 to increase the name recognition of InfoNow's iChannel services. These expected expenditures include increased participation in sponsorship of trade shows, direct email marketing campaigns, production of sales materials and demos and other promotional efforts.


Clients

     We had 52 clients as of December 31, 1999. We serve clients in fifteen countries, including eight of the largest global computer and networking firms and six of the largest banks in North America.

     During the year ended December 31, 1999, we received 17% of our revenues from one customer. No other customers accounted for more than 10% of our revenues.

     The table below is a list of selected clients.

Channel Dependent Manufacturers    Financial Services        Other
-------------------------------    ------------------        -----

3Com                               Allstate                  American Airlines
Apple Computer                     Bank of America           FedEx
Cisco                              Bank One                  Kenwood
Compaq                             Citibank                  Maytag
Fujitsu                            Citicorp Diners Club      Meredith
Hewlett Packard                    Comerica                  Shell
IBM                                First Union               Suzuki
Intel                              Royal Bank Group          United Healthcare
Lucent                             The Hartford              UPS
Novell                             Transamerica              Vision Service Plan
Sony Europe                        Visa


     The quality and depth of our customer base and our customer retention rate reflects our position as an accepted and proven iChannel solution provider. We have a retention rate of over 92%, based on total contracted service fees from inception of our services in the third quarter of 1996 through December 31, 1999,

     We have also been able to grow our recurring monthly service fees from current and new clients by 59% during 1999. These fees, which consist of monthly fees from ongoing service contracts, increased from $279,000 at the beginning of 1999 to $445,000 at December 31, 1999.


Product Development

     We believe that our success will largely depend on our ability to enhance the functionality of our services and to develop other related products and services to meet the changing needs of our clients. Our current research and development efforts are influenced significantly by client requirements. New features are often configured initially for delivery to a single client and then incorporated into future versions of our products and services for other clients. We continually evaluate our products and services to determine what additional products or enhancements are required by our clients and plan to utilize both purchased and internally developed technologies, software, and information assets to enhance our product offerings.

     We incurred product development expense for the years ended December 31, 1999 and 1998 of $229,000 and $175,000 respectively. We expect to incur significantly greater direct product development expenses in the future as we develop new capabilities for our iChannel services beyond those deployed to address immediate client needs.

Competition

     The market for iChannel services delivered over the Internet is at an early stage of development and no one competitor has established a dominant position in the market. However, we believe that these markets will be highly competitive and characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions or enhancements and rapid changes in customer requirements. As the growth in these markets continues, we expect competition will intensify. We believe that the size and diversity within these markets will allow more than one supplier of products and services similar to ours. We are aware of several other providers of products and services that are in various stages of development as well as other new entrants which may ultimately compete with our offerings, including:

     o    web site developers, such as Modem Media.Poppe Tyson and AGENCY.COM;

     o    e-commerce companies such as Broadvision and PC Order;

     o lead and partner management software and service providers such as ChannelWave and Allegis;

     o    call center outsourcing companies, such as Harte-Hanks and TeleTech;

     o providers of mapping and business finder services, such as MapQuest and Vicinity; and

     o customer management software companies; such as Siebel Systems and Vantive.

     In many cases, these competitors are larger, more established and have substantially greater financial, technical and marketing resources than we do. We may not be able to compete successfully against our current or future competitors, which will have a material adverse effect on our business, results of operations and financial condition.

     We believe that the business critical nature of our services, the data and transaction information we compile, and the benefits of our relationships with industry leading companies to future technology development, would represent a substantial cost for clients in switching to a competitor.

     We believe the principal competitive factors that will determine success in the market for our services are:

     o    functionality and features of the services;

     o    ability to adapt to specific customer needs;

     o    reliability and effectiveness of the services provided;

     o    speed of implementation and level of perceived implementation risk;

     o    product reputation based on customer's served and client referrals;

     o    pricing relative to capabilities offered;

     o    quality of customer support; and

     o ability to develop strong customer relationships and strong market presence.


Intellectual Property

     We have received a federal trademark registration for the name InfoNow and consider our software, information databases, trade secrets, service marks and similar intellectual property to be proprietary. We rely on a combination of copyright and trademark law, non-disclosure agreements and certain contractual provisions within our customer agreements to establish and maintain proprietary rights in our services and other intellectual property. However, these measures can afford only limited protection for our intellectual property, as it does not prevent competitors from independently developing equivalent or superior technology. As a result, we may have a limited ability to prevent others from developing similar technologies. However, we believe this protection is less significant to the future success of our business than other factors, including:

     o the knowledge, ability and experience of our personnel in delivering our services to and supporting our clients;

     o    the development of unique and proprietary information assets;

     o the effectiveness of our ongoing product development activities in responding to client needs;

     o    client loyalty to our services; and

     o    the overall market position of our products and services.

     We believe that our products, trademarks, service marks and other proprietary rights do not infringe on the intellectual property rights of others. However, third parties may assert infringement claims against us in the future which may lead to litigation that could be expensive and divert our management's attention. We may be required to pay a license fee or royalties to obtain intellectual property rights which are needed to continue to sell our products and services. These royalties or licensing agreements may be unavailable or may be offered at terms unacceptable to us. Delays or interruptions in our services to our clients may occur if we are unable to obtain the necessary licensing or royalty agreements, which could harm our business, operating results and financial condition.

     We rely on software and data that we license from third parties, including software and data that is integrated with internally developed software used in providing our services. These third-party software licenses may not continue to be available or may be available on terms unacceptable to us. We are also dependent upon the ability of the licensors and vendors of such third-party software and data to enhance their current products in order to meet the changing needs of our clients. If we are not able to acquire software and data licenses and needed enhancements from our current vendors, equivalent software and data will need to be developed or purchased and integrated into our systems. Although other alternative sources exist for the technology and data embodied in these license agreements, we may not be able to replace the functionality of our current systems or be able to successfully integrate new software and data into our current systems. Delays and interruptions could occur in our service to our clients that could result in a material adverse impact on our business, operating results and financial condition.


Employees

     As of December 31, 1999, we had a total of 61 full time employees including 15 in sales and marketing, 34 in software implementation, system operations, and client support, 6 in product development and 6 in finance, management and administration. We use outside contractors on an as-needed basis.

     We consider our relations with our employees to be good and have not experienced any interruption of operations as a result of labor disagreements. None of our employees are subject to a collective bargaining agreement.

     We believe that we must continue to attract and retain qualified personnel so that we may successfully deliver services to our clients. The competition for technical personnel with the skills that we require for successful operation of our business is intense. It could have a material adverse effect on our operations if we are unable to retain key technical personnel or obtain additional qualified personnel needed for the planned growth of our business.


Item 2. Properties
------------------

     We lease approximately 13,000 square feet of office space at our headquarters in Denver, Colorado for our product development, marketing, operations and administrative activities. This lease is with an unrelated party and terminates on June 30, 2005. We believe that the facilities are adequate for our current needs and that suitable additional space can be acquired as needed to accommodate planned growth in the number of personnel for the foreseeable future.

     Our principal server equipment and operations are housed and maintained by Qwest Communications at our operations center in Denver, Colorado. We also have a redundant operations site co-located with Verio that is also located in Denver, Colorado. Our operations are dependent in part upon our ability to protect our systems against physical damage from fire, floods, power loss, telecommunications failures and similar events. These facilities have safeguard protections such as a halon fire system, redundant telecommunications access, off-site storage of backups and 24 hour systems maintenance support. However, we still may experience service outages due to multiple failures of systems or area-wide natural disasters, as both sites are located in Denver. In addition, despite our implementation of network security measures, our servers may still be vulnerable to computer viruses, and similar disruptions from unauthorized tampering with our computer systems. The occurrence of any of these events could result in interruptions or delays in service to our clients that could have a material adverse effect on our business, results of operations and financial condition.


Item 3. Legal Proceedings
-------------------------

     From time to time we may be involved in litigation that arises in the normal course of business operations. As of the date of this report, we are not a party to any litigation that we believe could reasonably be expected to have a material adverse effect on our business or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     No matters were submitted to a vote of shareholders during the three-month period ended December 31, 1999.

                                     PART II

Item 5. Market for Common Equity and Related Security Holder Matters
--------------------------------------------------------------------

     The following table sets forth the high and low bid price of the our Common Stock, reported for the fiscal periods indicated on the OTC Electronic Bulletin Board system, the principal market upon which such securities were traded under the symbol INOW. Our shares were also listed on the Vancouver Stock Exchange and were traded in US dollars under the symbol INOU.V until March 15, 1999, when the delisting of our common stock on the Vancouver Stock Exchange became effective. The quotations in the table below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. As of March 8, 1999 there were approximately 5,000 beneficial shareholders.

                                                        High            Low
                                                        ----            ---

     Year Ended December 31, 1998
     ----------------------------
     First Quarter....................................$ 1.56         $ 0.22
     Second Quarter...................................  1.59           1.13
     Third Quarter....................................  1.39           0.88
     Fourth Quarter...................................  2.50           0.75

     Year Ended December 31, 1999
     ----------------------------
     First Quarter....................................$ 4.50         $ 2.13
     Second Quarter...................................  5.06           3.69
     Third Quarter....................................  5.40           3.75
     Fourth Quarter................................... 16.81           5.63


     InfoNow has never declared or paid any cash dividends on the Common Stock and does not currently anticipate paying any such dividends in the foreseeable future. Our Board of Directors intends to review this policy from time to time after taking into account various factors such as our financial condition, results of operations, current and anticipated cash needs and plans for expansion.

Item 6. Management's Discussion and Analysis.
---------------------------------------------

     The following discussion and analysis of the financial condition and results of operations for InfoNow should be read in conjunction with our financial statements and related notes appearing elsewhere in this report. This discussion contains statements that are not purely historical. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our industry and our business including statements about markets for our services, planned development of products and anticipated expense and revenue levels. These forward-looking statements contain words such as "anticipate", "believe", "plan", "expect" or similar language. These forward-looking statements are subject to business and economic risks. We intend that such statements be subject to the safe harbor provision of the Securities Act of 1933 and the Securities Exchange Act of 1934. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of many factors including those set forth in this discussion and in reports we have filed with the Securities and Exchange Commission.

General Information and Overview

InfoNow provides business-to-business e-commerce solutions that enable channel dependent companies to solve channel conflict by enabling manufacturers to sell online through their existing channels and channel partners. A recent Forrester Research survey identified conflict with existing sales channels as the single biggest obstacle keeping manufactures from selling online. InfoNow's iChannel suite of eBusiness services resolve channel conflict and maximize sales success by providing referrals, leads, e-commerce and customer relationship management
(CRM) capabilities to the channel partners best aligned to close the sale. Channel partners for our clients can include their product dealers, distributors, value-added resellers and agents. We provide these services to our clients over the Internet or via secure, private extranets and intranets. Our server centers house proprietary software, databases, and systems that respond to inquiries received across a client's enterprise, including Internet sites, interactive voice response systems and call centers.

     As of December 31, 1999, we had 52 clients. Most of our clients are large multinational companies who have extensive branch or reseller networks. Our clients include American Airlines, Apple, Bank of America, Citicorp Diners Club, Cisco, Compaq, 3Com, FedEx, First Union, Hewlett Packard, IBM, Intel, Maytag, United Health Care, UPS and Visa.

     Our services are sold on the basis of multi-year service contracts. The initial term of these contracts are one to three years and are renewable upon mutual agreement of InfoNow and the client. A typical contract fee includes two components, a setup fee and a recurring service fee. The setup fee covers the initial development of a customized, client-specific access to our service, and the design and implementation of client databases. The recurring monthly service fee covers hosting of the service and performance of recurring maintenance to the client databases and core applications. We plan that our new e-commerce fees will be based on a percentage of the transactions conducted via our services that we have called success fees.

     Currently, the combined fees for the initial year of service typically range from $45,000 for a simple installation to greater than $750,000 for a complex application involving multiple services across several customer "touch points" and geographies. These ranges exclude success fees which would be determined by the size of the reseller network served and transactions flowing through our iChannel services. The actual setup and monthly service fees are determined based on a variety of factors, including the type(s) of service selected, the number of client locations supported, anticipated transaction volumes, geographic coverage of the service and the level of service customization requested by the client. We also may charge transaction fees for some elements of our services depending upon the specific client configuration such as fax transactions, voice recordings and dedicated telecommunication lines. Our services are modular and all, or a portion of the services can be selected depending on client requirements.

     We recognize revenues from setup fees for implementation of our services on the percentage of completion method using project milestones. Service fees for our services are recognized as services are rendered over the term of the contract.

     We market our services through our direct sales force. During the last eight quarters, we have experienced a significant increase in revenues from sales of our services and have reduced our losses from operations.

     During the year ended December 31, 1999, we reported a net loss of $99,000 that included a non-recurring charge of approximately $260,000 related to costs incurred in evaluating an offer for the potential sale of the company. Without these charges, net income for the year ended December 31, 1999 would have been $161,000. Our success in maintaining profitability is primarily dependent on market acceptance and future sales of our services to additional customers to offset operating costs. Although we have experienced a significant percentage revenue growth and a reduction in operating losses in recent periods, these growth rates, or improvement in operating results, may not be sustainable and may not be indicative of future performance. We also have plans to significantly increase our spending in sales, marketing and product development in order to increase our market presence and broaden our product offerings, which we expect to generate operating losses during the year ending December 31, 2000. In addition, we plan to make significant expenditures on capital equipment and licensed software to implement and deploy our new iChannel services.

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

Results of Operations

     The results of operations for the years ended December 31, 1999 and 1998 reflect the revenues and expenses of our operations.

                                           (dollars in thousands)
                                           Year Ended December 31,
                                               1999       1998
                                               ----       ----
                Revenues                     $ 5,780    $ 2,498
                Cost of Revenues               2,907      1,579
                Product Development              229        175
                Administrative and Selling     2,813      1,905
                Other (income) expense           (70)       (50)
                                             -------    -------
                Net Loss                     $   (99)   $(1,111)
                                             =======    =======


Comparison of Year Ended December 31, 1999 with Year Ended December 31, 1998

     Net Revenues. The Company's revenues from continuing operations consist primarily of setup fees from new contracts and monthly service fees from ongoing contracts for our services. Total sales from our iChannel services increased by $3,282,000, or 131% for the year ended December 31, 1999, compared to the same period in the previous year. Recurring service fees comprised approximately 66%, or $3,815,000 for the twelve months ended December 31, 1999. The increased revenues were generated by additional contracts sold and implemented during the last twelve months. During 1999, the number of contracts increased from 66 active contracts at the beginning of 1999 to 76 active contracts as of December 31, 1999.

     Cost of Revenues. The cost of revenues, as a percent of revenues, decreased from 63% of revenues for the year ended December 31, 1998, to 50% of revenues for the year ended December 31, 1999. The total cost of revenues over the same period increased by 84% or $1,328,000. This increase is a result of increased costs in creating and expanding an infrastructure for delivering our services. These costs include technical personnel payroll, contract labor, data royalties, depreciation and amortization for server equipment and capitalized software development, telecommunications and other costs related to operating our data center. Costs of revenues are expected to continue to increase as additional customers use our services.

     Product Development. Product Development expenses consist of time spent on development not specifically associated with a client contract. To date, product development costs have been comprised of subcontracted services and salaries and related costs. Product development costs decreased from 7% of revenues for the year ended December 31, 1998 to 4% of revenues for the year ended December 31, 1999. Total product development costs over the same period increased by 31% or $54,000. We expect our product development expenses to increase significantly. We expect to develop our iChannel services independently of a specific client contract.

     Selling, General and Administrative. Selling, general and administrative expenses, as a percent of revenues, decreased from 76% of revenues for the year ended December 31, 1998, to 48% of revenues for the year ended December 31, 1999. The total amount of selling, general and administrative expenses increased by 48%, or $908,000. The overall increase is the result of additional administrative costs related to growth in business activity and the addition of sales personnel and other marketing and promotion costs in 1999. Costs for the year ended December 31, 1999 included charges of approximately $260,000 related to the evaluation of an offer to purchase the company.

     Provision for Income Taxes. InfoNow has paid no income taxes since its inception and has not recorded a provision for income taxes. We believe that tax liabilities for future years will initially be offset against tax loss carryforwards, which expire beginning in 2010, estimated at $4,997,000 as of December 31, 1999.

     Non-Operating Income (Expense). Net non-operating income was $70,000 for the year ended December 31, 1999 compared to $51,000 for the year ended December 31, 1998. The increase is due primarily to additional interest income on cash and cash equivalents, and a buyout earned based on Cimarron's gross profits in accordance with the December 1997 sale agreement between InfoNow and Cimarron Dog and Pony, Company.

     Net Loss. Net loss for the year ended December 31, 1999 was $99,000, as compared to a net loss of $1,111,000 for the year ended December 31, 1998. The improvement is primarily due to increased revenues generated by additional contracts sold and implemented during the last twelve months without corresponding increases in operating expenses.

Liquidity and Capital Resources

     InfoNow has financed its operations through private placement of equity securities and through borrowing arrangements. We have received a total of approximately $9,815,000 from private offerings and an additional $1,967,000 from the exercise of stock options and warrants since we began marketing our services in 1995.

     We had cash and equivalents of $5,356,000 at December 31, 1999, compared to $1,303,000 at December 31, 1998, a net increase of $4,053,000. The increase was primarily due to proceeds of $5,000,000 on December 31, 1999 from the issuance of Series B Convertible Preferred Stock in a private placement with Putnam Investments and the exercise of stock options and warrants during the year, which resulted in proceeds of $251,000. The increase was offset by net cash used in operating activities of $14,000, purchases of property, equipment and data acquisition costs of $856,000, and principal payments on debt obligations of $153,000.

     We currently project that available cash balances, together with projected cash flow from our recurring service fees from client contracts and anticipated new sales, will be sufficient to fund our operations for at least the next twelve months. These projections assume that revenues from new sales and our existing recurring service fees will continue to provide cash from operations and that planned increases in expenditures for sales, marketing, capital equipment and licensed software to implement and deploy our new iChannel services will not exceed current budgeted amounts.

     We are currently seeking additional equity financing that would allow us to make additional investments in sales and marketing, product development and to increase general working capital and license additional intellectual property. Our ability to successfully complete an offering is dependent on a number of factors. There can be no assurance that we successfully complete an equity placement, or that a placement will be concluded on the terms and conditions that we anticipate.

Related Business Risks and Assumptions

     An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following events described below actually occur, our business, financial condition and results of operations would likely suffer. In this case, the market price of our common stock could decline and you may lose all or part of the money you paid to buy our common stock.

We have a limited Internet-related operating history and expect to encounter risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets

     We began developing our Internet web service offerings in 1995 and completed the implementation of our first contract in July 1996. Accordingly, we have only a limited operating history upon which to base an evaluation of our business and future prospects. We operate in markets and provide services that have only recently developed and are changing rapidly. Projecting demands and market acceptance for recently introduced products and services is subject to a high level of uncertainty and risk. The market for our services may not develop as expected or competitive services or products may emerge that will significantly change the demand for our services. As a result, we may not be able to accurately forecast our financial results or the resources required for our operations. Our limited operating history also hinders our ability to forecast the transaction load demands on our systems from customers, which may affect our ability to maintain responsiveness of our systems and provide services to new and existing customers. We may be unsuccessful in addressing these risks.

We have a history of losses and may continue to incur operating losses in the future

     We incurred net losses of $2.3 million in 1997, $1.1 million in 1998 and $99,000 in 1999. Although we have substantially reduced our losses from operations, our current business plans anticipate that our operating losses will increase in the near term. These continuing losses are a result of expenditures made to develop and market our service offerings as well as to develop an operating infrastructure to deliver our services. Our costs are relatively fixed in the short term. If our assumptions about revenues prove to be incorrect, we may not be able to adjust our operating expenses in order to achieve profitability, and may never achieve profitability.

     Our future financial results will depend on many factors, including future economic, market and competitive conditions. These factors are difficult or impossible to predict accurately and many of them are beyond our ability to control. In addition, we expect to continue to incur significant costs in further development and marketing of our service offerings. We may be unable to sustain revenue growth and manage our development and marketing costs in order to achieve and sustain profitability.

Fluctuations in our operating results that fail to meet expectations of public market analysts and investors may cause substantial decreases in the price of our common stock

     Our quarterly and annual operating results have varied in the past and may vary significantly in the future due to a variety of factors, many of which are beyond our control. If in any quarter or year our operating results are below the expectations of public market analysts and investors, the market price of our common stock may decrease significantly.

     Because our operating results are volatile and difficult to predict, we believe that period-to-period comparisons of our past operating results are not necessarily a good indication of our future performance. A variety of factors can contribute to the fluctuation of our quarterly and annual results, including:

     o significant variations in sales cycles and contract size from customer to customer, which makes it difficult to predict the timing of revenues from period to period;

     o seasonal fluctuations in sales based on customers' budget calendars and purchasing cycles;

     o    our participation in new and rapidly evolving markets;

     o fixed fee pricing of some of our contracts, which subjects us to possible variances in our operating margins;

     o    the timing of large implementations;

     o unexpected delays in the market acceptance or introduction of new or enhanced service introductions;

     o changes in competitors' offerings or pricing and entry of new competition;

     o    changes in our pricing strategy;

     o    changes in key suppliers' terms and conditions; and

     o    changes in levels of product development expenditures.

     Our expense levels are relatively fixed in the short term and are based, in part, on our expectations of future revenues. As a result, any delay in generating or recognizing revenues could cause significant variations in our operating results from period to period and could result in increased operating losses.

Our performance largely depends on sales of our Internet-based iChannel services

     Our Internet-based iChannel services are substantially dependent on the sales and market acceptance of those services to generate our operating revenues and profits. We are in the process of developing the full suite of our iChannel services and these development efforts may not be successful. We anticipate that our current service offerings, focused on iChannel services, will continue to account for a substantial portion of our revenues for the foreseeable future. We can not be certain that our services will gain the market acceptance that we expect for a variety of factors, including:

     o    performance of our services relative to customer expectations;

     o    functionality of our services relative to competitive offerings; and

     o    the level of economic benefit delivered by our services.

     A decline in the price of or demand for our current and planned iChannel services, or their failure to gain the market acceptance we expect, would seriously harm our business, financial condition and results of operations.

If we are not able to enhance and develop new capabilities for our service offerings on a timely basis, our competitive position and business will likely suffer

     Our current business plan anticipates that significant amounts of future revenue will be derived from services and product enhancements that either do not exist today or have not been sold in large enough quantities to ensure market acceptance. A significant portion of our success will depend on our ability to design, develop, test, market, sell and support new services and enhance our current services on a timely basis in response to competitive products and the evolving demands of our clients. The Internet web services markets are characterized by rapid technological change. New services developed by others based on new and existing technologies could render our services obsolete. We must develop and introduce service enhancements and new services in a timely and cost-effective manner in response to changing market conditions and client requirements. The development of new systems is a complex, expensive and uncertain process requiring technical innovation and the accurate anticipation of technological and markets trends as well as good management controls over the cost of developing new services. In addition, enhancements or new services may fail to meet the requirements of the marketplace or achieve market acceptance. We may also experience difficulties that could delay or prevent the successful development and introduction of service enhancements or new services. Our business will suffer if we fail to develop and introduce new services or service enhancements, or if our new services and service enhancements fail to achieve market acceptance and generate revenue. Our financial and technological resources may not be adequate to develop or market new services successfully or respond effectively to technological and competitive challenges.

We depend upon a limited number of customers for our current revenues

     A substantial amount of our revenue comes from a limited number of customers. As of December 31, 1999, we had service contracts with 52 clients. Contracts with individual clients who accounted for more than 10% of our revenues resulted in approximately 33% of our total revenues in 1998 and 17% of our total revenues in 1999. Our service contracts generally have service terms of one to three years, subject in some cases to earlier termination by our clients upon written notice. We currently depend, and expect to depend in the foreseeable future, on the retention of the recurring service revenues from these contracts to finance our operations, to fund a portion of the future development of our services and to market our services to new clients. The loss of one or more major clients would have a negative impact on our business, financial condition and results of operations.

Our performance will depend on the continued growth and acceptance of the Internet for commerce

     Use of the Internet and of services that we provide is in an early stage of development. Our success is largely dependent upon acceptance and use of the unique capabilities of the Internet and private Intranets to deliver our services. There can be no assurance that commerce over the Internet will continue to expand. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including:

     o inadequate development of the necessary telecommunications infrastructure to support growth of the Internet;

     o delays in the development of new standards and protocols required to handle increased internet activity; and

     o concerns over data security and integrity for information transmitted over the Internet.

     Inadequate development of telecommunications services to support the Internet could result in slower response times and adversely affect usage of the Internet and our services. If use of the Internet does not continue to grow, or if the Internet infrastructure does not effectively support growth that may occur, our business, results of operations and financial condition would likely suffer.

We depend on the continued growth of our client base and the retention of our clients. If we fail to generate repeat or expanded business from our current and future clients, our business will be seriously harmed

     Our success depends on the continued growth of our client base and the retention of our clients. We currently depend on a limited number of key, high profile clients. Our ability to attract new clients will depend on a variety of factors, including the accuracy, reliability and cost-effectiveness of our service offerings and our ability to effectively market such services. We cannot be certain that our current clients will continue at the levels of previous periods, or that we will be able to do a significant amount of business with new clients. If we fail to generate repeat and expanded business from our current and future clients, our business, financial condition and results of operations would be seriously harmed.

We face intense competition in the markets for our services

     We are one of the first companies to market an integrated set of Internet-based e-commerce solutions for channel dependent companies and their channel partners. We believe that the market for these services is currently fragmented and rapidly evolving. We further believe that this market will become intensely competitive as market acceptance for our services continues to develop. Many of our potential competitors are larger and have substantially greater financial, technical, and marketing resources than we do. This could give them a competitive advantage over us. Also, some competitors and potential competitors offer a broader line of software and services than we do, which may affect current and potential clients' purchasing decisions, especially if clients wish to consolidate their services with a single or limited number of service providers. Increased competition in these markets could force us to reduce prices for our services or may result in the introduction of new products or services superior to our own offerings. If we are not able to compete successfully, our business and financial results will likely suffer from increased competition from new and existing competitors. Our future performance will be dependent upon our ability to remain competitive with respect to the technical capabilities and economic value of the services we offer.

We plan to increase our participation in international markets, which will expose us to greater risks associated with international operations

     We market and sell our services in the United States and internationally, and many of our clients are multinational corporations. We intend to expand the sale of our services in international markets. To date, we have limited experience in marketing our services internationally. Expansion into international markets will subject us to inherent risks, including:

     o    the impact of economic fluctuations in economies outside the United
          States;

     o greater difficulty in accounts receivable collection and longer collection periods;

     o    expenses associated with customizing services for foreign countries;

     o difficulties in obtaining adequate geographic and demographic data for our international service offerings;

     o unexpected changes in regulatory requirements, tariffs and other trade barriers;

     o    difficulties and costs of staffing and managing foreign operations;

     o    political and economic instability;

     o    currency exchange fluctuations;

     o    potentially adverse tax consequences; and

     o    reduced protection for intellectual property outside the United
          States.

     The expansion into international markets will require significant management attention and financial resources. We cannot assure you that we can successfully manage the risks involved in expanding our services internationally or that the acceptance of the Internet and the use of our services will be similar to our experiences in the United States. If we are unable to expand our business internationally as planned, our business will likely suffer.

We depend on key personnel, and may be adversely affected if we lose key personnel or if we fail to attract, retain and integrate highly skilled technical and marketing personnel in the future

     Our success depends largely on the skills, experience and performance of our management team and key employees, including Michael Johnson, our Chief Executive Officer. If we were to lose one or more of these key individuals, our business would likely suffer. We do not carry life insurance on any officer or key employee. Our future growth and success depends, in large part, upon our ability to attract, retain and integrate highly skilled technical and marketing personnel. The competition for technical personnel with the skills that we require for successful operation of our business is intense. We may be unsuccessful in our efforts to attract, retain or integrate those personnel in the future.

We use technology and databases licensed from third-parties. Our business would likely suffer if this technology and data is not accurate, is not updated on a timely basis or the terms of these licenses were to substantially change or be canceled

     Our primary services incorporate technology and databases developed and owned by third-parties. We rely on these third-parties to provide accurate technology and data, to enhance and update products to meet the changing needs of our clients and to respond to competitive and technological changes on a timely basis. If we were to breach our license agreements with these third-parties or if any of these license agreements were terminated, we would lose the right to use the licensed software or data. There can be no assurance that we will be able to replace the functionality provided by the third-party software or data currently integrated into our services. In addition, if we are not able to obtain adequate support for third-party software and data or it becomes incompatible with our software and systems, we would need to redesign our software and systems or seek comparable replacements. We cannot assure you that we could successfully redesign our software and systems or that adequate replacement software or data could be located or developed and integrated into our systems.

Delivery of our services could be delayed if third-party software incorporated in our services is no longer available

     We integrate third-party software as a component of our services. This third-party software may not continue to be available to us on commercially reasonable terms, or at all. If we cannot maintain licenses to key third-party software, delivery of our products could be delayed until equivalent software could be developed or licensed and integrated into our products, which could harm our business and operating results.

We may be susceptible to breaches of database security

     A party who is able to circumvent our security measures could misappropriate proprietary database information or cause interruptions in our operations. As a result we may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches, which could harm our business.

We may experience significant interruptions in our services due to failure of our data centers, which could seriously harm our business

     Delivery of our services depends upon our ability to protect our data centers against damage from fire, earthquakes, power loss, telecommunications failures and similar events. We carry property insurance in the event of equipment damage. However, our system safeguards and insurance may not be adequate to compensate for all losses that may occur from business interruptions. Our principal web server equipment and operations are housed and maintained by Qwest Communications at its operations center in Denver, Colorado. We also recently completed the installation of a redundant operations site co-located with Verio, which is also located in Denver, Colorado. We may experience outages due to multiple failures of systems or area-wide natural disasters that would affect both sites located in Denver. In addition, our servers may be vulnerable to computer viruses and similar disruptions from unauthorized tampering with our computer systems.

In order to manage our anticipated growth, we must be able to attract new personnel and improve our financial and operational systems on a timely basis

     Our business plans and strategies assume a rapidly increasing size of the market for outsourced e-commerce business solutions and our participation in those markets. This planned growth will require us to make significant improvements in our financial and operational systems and procedures. Our business would likely suffer if we are not able to make changes needed to our systems and procedures that are needed to accommodate our anticipated growth on a timely basis.

     Our planned growth will also require us to attract and train skilled sales, operations, technical and administrative personnel to successfully sell and deliver our services as planned. Many of our systems are proprietary and require a period of training before a new employee can be fully productive. Like many high technology companies, we face intense competition in attracting personnel with the skills needed to conduct our business. We cannot be certain that we will continue to be successful in attracting, training and retaining skilled personnel needed to successfully expand our business.

Our business relies on our intellectual property. We have a limited ability to protect our intellectual property rights and could incur substantial costs to enforce our intellectual property or defending against claims of third- parties for infringement on their intellectual property rights

     Our success is dependent on our ability to protect our intellectual property rights. We rely on a combination of copyright and trademark law, non-disclosure agreements and contractual provisions in agreements with our clients to establish and maintain proprietary rights in our services and other intellectual property. These measures can afford only limited protection for our intellectual property, as they do not prevent competitors from independently developing equivalent or superior technology. Additionally, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. If we do not adequately protect our intellectual property, our business, financial condition and results of operations will be seriously harmed. In addition, intellectual property protection may not be available in other countries where our services are sold.

     We believe that our products, trademarks, service marks and other proprietary rights do not infringe on the intellectual property rights of others and we know of no claims, existing or threatened, alleging such infringement. Third-parties may assert infringement claims against us in the future that may lead to litigation. If we litigated to enforce our rights or to defend against an infringement claim, it would be expensive, divert management resources and may not be adequate to protect our business. Additionally, as a result of such litigation we could be required to pay damages, a license fee or royalties to obtain intellectual property rights that are needed to continue to sell our products and services. These royalties or licensing agreements may be unavailable or may be offered on terms unacceptable to us. Delays or interruptions in our services that would have a material adverse impact on our business may occur if we are unable to obtain the necessary licensing or royalty agreements.

The software and data in our systems used to provide our services might contain undetected errors that may result in product liability or other claims, which may seriously harm our business

     We use highly complex software and data in the systems that deliver our services. Our testing procedures are designed to detect material errors in our data and systems but may not be adequate to detect all errors that may exist in the software and data in our systems. In the event that an error in our systems harms our clients or other third-parties, or fails to meet our clients' expectations, the harm to our reputation may diminish market acceptance for our services. We may also be exposed to possible litigation or our clients may withhold payment for our services. We rely on contractual provisions to limit our liabilities for such claims. However, these provisions may not be adequate to protect us from all possible claims. We are not currently aware of any such claims and have had no material claims in since our inception. As a result, we have not established financial reserves for warranty or other similar claims, as we have no history upon which to base these reserves, and have no product liability or other insurance with which to pay these claims. A product liability or other claim brought against us, even if not successful, would likely be time-consuming and costly. A product liability or other claim could seriously harm our business, financial condition and results of operations.

We may not be able to successfully manage our expansion

     In order to execute our business plan, we must grow significantly. As of December 31, 1998, we had a total of 34 employees and as of December 31, 1999, we had a total of 61 employees. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to expand and maintain close coordination among our technical, accounting, finance and sales and marketing organizations. Our inability to manage growth effectively could seriously harm our business, financial condition and results of operations.

Our business could be seriously impacted by the privacy concerns of electronic commerce users

     Some of our services and services under development are designed to capture demographic, customer preference and profile information each time a customer visits a web site or volunteers information in response to survey questions. Privacy concerns may cause visitors to resist providing the personal data necessary to support this profiling capability. More importantly, even the perception of privacy concerns, whether valid or not, may indirectly inhibit market acceptance of our services. In addition, legislative or regulatory requirements may heighten these concerns if web site users must be notified that the data captured after visiting web sites may be used by companies to unilaterally direct product promotion and advertising to that user. We are not aware of any such legislation or regulatory requirements currently in effect in the United States. Various other countries and political entities, such as the European Economic Community, have adopted such legislation or regulatory requirements. The United States may adopt similar legislation or regulatory requirements. If customer privacy concerns are not adequately addressed or if restrictive legislation is adopted in the United States, our business, financial condition and results of operations could be seriously harmed.

Our business could be adversely affected by the enactment of new laws or regulations governing the exchange and capture of information and commerce over the Internet

     Our business could be seriously harmed if new legislation or regulations, or the application or interpretation of existing laws, results in reduced use of the Internet, changes the usage of our services or otherwise impairs our ability to provide service to our clients. There is an increasing number of laws and regulations pertaining to the Internet. In addition, there are a number of legislative and regulatory proposals by state, local and foreign jurisdictions that are under consideration, including proposals relating to protection of information gathered over the Internet and taxation of services provided over the Internet. Although many of these regulations may not apply to our business directly, we expect that laws regulating the solicitation, collection or processing of personal/consumer information could indirectly affect our business. The Telecommunications Act of 1996 prohibits certain types of information and content from being transmitted over the Internet. The prohibition's scope and the liability associated with a Telecommunications Act violation are currently unsettled. In addition, although substantial portions of the Communications Decency Act were held to be unconstitutional, we cannot be certain that similar legislation will not be enacted and upheld in the future. This type of legislation could possibly expose companies involved in Internet commerce to liability, which could limit the growth of Internet commerce generally. Legislation like the Telecommunications Act and the Communications Decency Act could dampen the growth in web usage and decrease its acceptance as a communications and commercial medium.

Our common stock is currently quoted on the OTC Bulletin Board and has limited liquidity

     Our common stock is currently traded on the over-the-counter market and is quoted on the OTC Bulletin Board. This market has often been characterized by low trading volume, large price fluctuations and limited liquidity for many issuers. As a result, you may find it more difficult to dispose of, or to obtain accurate price quotations for, our securities. In addition, it may be more difficult for us to obtain additional equity financing needed for future expansion of our operations due to the liquidity concerns of potential investors.

Our stock is subject to penny stock rules, which may make it more difficult for you to sell your shares

     Our common stock is currently considered a penny stock under regulations of the Securities and Exchange Commission and is therefore subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and your ability to sell our securities in the secondary market. We are seeking a listing on The Nasdaq National Market System, which would provide us with an exemption from the penny stock regulations. However, we cannot assure you that we will be granted or be able to maintain a listing on The Nasdaq National Market System, or that this listing will improve the liquidity of our stock or result in less volatility in the price of our common stock.

Volatility in the price of our common stock may make us the target of securities litigation, which could adversely affect our business

     The price of our common stock has been volatile in the past and may continue to be volatile in the future due to a variety of factors, many of which are beyond our ability to control. Factors affecting the trading price of our common stock include:

     o    responses to period-to-period variations in our results of operations;

     o announcement of new products, services or enhancements by us or our competitors;

     o    technological innovation by us or our competitors;

     o sales of common stock following the expiration of legal or contractual sales restrictions;

     o general market conditions or market conditions specific to the internet or software industries; and

     o changes in earnings estimates or recommendations by securities analysts.

     Securities class action litigation has often been brought against companies following periods of volatility in the market price of its securities. We may be a target of securities litigation in the future, which could result in substantial costs and diversion of management's attention and resources away from management of the business.

Our management and principal stockholders exercise significant control over InfoNow

     The officers, directors and principal stockholders own beneficially approximately 49% of our outstanding common stock. As a result, these stockholders acting together are able to exercise substantial control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company, which could negatively affect our stock price.

We are subject to risks associated with potential acquisitions or investments

     In the past, we have had discussions with companies regarding acquiring or investing in their business, products, services or technology. We do not currently have any plans to make any acquisitions or investments in other companies but we may do so in the future. If we make an acquisition or major investment in another company, we could have difficulty assimilating the acquired company's operations and personnel. In addition, we could face difficulties integrating any acquired products, services and technologies into our operations. These difficulties could disrupt our on-going business, distract our management, and significantly increase our operating expenses. As a result, our business and financial condition would likely suffer.

We may not be able to raise additional capital if needed in the future, and any future equity offering could result in substantial dilution to existing stockholders

     We may need to raise additional funds in the future in order to fund more aggressive marketing or product development programs or acquire complementary businesses, technologies or services. Any required additional financing may be unavailable at terms acceptable to us or may not be available at all. If we raise additional funds by issuing equity securities, these securities may have rights senior to existing stockholders and existing stockholders may experience significant dilution of their ownership interest. If we are unable to obtain financing when required, we may be unable to fund our expansion, successfully exploit business opportunities, or adequately respond to competitive pressures which would likely cause harm to our business. There can be no assurances that we will be able to obtain additional financing, if necessary, on terms acceptable to us, or at all.

Substantial sales of our common stock could adversely affect our stock price

     The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that those sales could occur in the market. These sales also might make it more difficult for us to sell equity securities in the future at a time and a price that we deem appropriate. There are no restrictive sales, or lockup, agreements for shares held by our officers or principal stockholders.


Item 7. Financial Statements.
-----------------------------

     See pages F-1 through F-15 of this Form 10-KSB.


Item 8. Changes In and Disagreements with Accountants on Accounting Financial Disclosure.
-----------------------------------------------------------------------------

     On March 23, 2000, we engaged the accounting firm of Deloitte and Touche LLP ("Deloitte") as our independent accountants to audit our financial statements beginning with our fiscal year ending December 31, 2000. The appointment of new independent accountants was approved by our Audit Committee and Board of Directors. The Company dismissed its former independent accountants, Hein + Associates, LLP ("Hein"), effective with the appointment of Deloitte.

     Prior to the appointment of Deloitte, we did not consult with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     During the two most recent fiscal years ended December 31, 1999 and 1998, and the interim period subsequent to December 31, 1999, there were no disagreements with Hein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that would have caused Hein to make reference in their report to such disagreements.

     Hein's reports on the financial statements for the past two years have contained no adverse opinion or disclaimer of opinion and were not modified as to audit scope or accounting principles.

     We have provided Hein + Associates, LLP with a copy of this disclosure and requested that Hein furnish a letter addressed to the Securities and Exchange Commission ("Commission") stating whether it agrees with the above statements. (A copy of the Hein letter addressed to the Commission is filed as Exhibit 16.1 to this Form 10-KSB.)

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act.
--------------------------------------------------------------------------------

     Incorporated by reference from the portion of the proxy statement entitled "Proposal 1-Election of Directors."


Item 10. Executive Compensation.
--------------------------------

     Incorporated by reference from the portion of the proxy statement entitled "Executive Compensation."


Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

     Incorporated by reference from the portion of the proxy statement entitled "Security Ownership of Certain Beneficial Owners and Management."


Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

     Incorporated by reference from the portion of the proxy statement entitled "Certain Transactions."


Item 13. Exhibits
-----------------

     (a)  Exhibits

     Included as exhibits are the items listed on the Exhibit Index. The Registrant will furnish a copy of any of the exhibits listed below upon Payment of $5.00 per exhibit to cover the costs to the Registrant of Furnishing such exhibit.

     2.1 Stock Purchase Agreement for Series B Convertible Participating Preferred Stock between the Company and Putnam Investors dated December 31, 1999
     3.1       Certificate of Incorporation of the Company, as amended (A)
     3.1.1 Certificate of Designation, Preferences and Rights of Series B Convertible Participating Preferred Stock of InfoNow Corporation
     3.2       Bylaws of the Company, as amended (B)
     4.1 Form of Common Stock certificate for the Company's Common Stock, $.001 par value per share (B)
     4.4       Form of Class C Warrant (C)
     4.5       Form of Series B Convertible Preferred Stock Certificate
     10.14 InfoNow 1990 Stock Option Plan, as amended and restated January 23, 1998 (D).
     10.15     InfoNow 1999 Stock Option Plan (E)
     10.29 Employment Agreement between the Company and W. Brad Browning dated January 9, 1996. (F)
     10.30 Employment Agreement between the Company and Kevin D. Andrew dated March 1, 1996. (F)
     10.35 Asset Sale Agreement for sale of assets to Cimarron Dog and Pony Company, Inc., dated December 11, 1997. (G)
     10.36 Employment Agreement between the Company and Michael W. Johnson dated January 1, 1998. (G)
     10.37     Agreement dated October 23, 1997 between the Company and Michael
               W. Johnson regarding sale of the Company. (G)
     10.38 Letter Agreement between the Company and Michael Basch dated September 21, 1998. (H)

     10.40 Office Lease between Crescent Real Estate Equities Limited Partnership and InfoNow Corporation dated March 2, 1999.
     16.1      Letter of Hein + Associates, LLP dated March 23, 2000
     23.1      Consent of Hein + Associates, LLP
     27.1      Financial Data Schedule

     -------------------------------------------------

     (A) Incorporated by reference from the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 1998.
     (B) Incorporated by reference from the Company's Registration Statement 33-43035 on Form S-1 dated February 14, 1992.
     (C) Incorporated by reference from the Company's to the Post-Effective Amendment No. 2 to Registration Statement No. 33-43035 on Form S-1 dated July 13, 1993.
     (D) Incorporated by reference from the Company's Proxy Statement filed on Form 14A for the year ended December 31, 1999.
     (E) Incorporated by reference from the Company's Proxy Statement filed on Form 14A for the year ended December 31, 2000.
     (F) Incorporated by reference from the Company's Annual Report filed on Form 10-K for the year ended December 31, 1995.
     (G) Incorporated by reference from the Company's report on Form 8-K dated January 27, 1997
     (H) Incorporated by reference from the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, of March 24, 2000.

                                          INFONOW CORPORATION


                                          By: /s/ Michael W. Johnson, President
                                          -------------------------------------

                                          Michael W. Johnson, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                               Date
---------                     -----                               ----


/s/ Michael W. Johnson        Chairman, Chief Executive Officer   March 24, 2000
-------------------------     and President
Michael W. Johnson            (Principal Executive Officer)


/s/ Kevin D. Andrew           Chief Financial Officer,            March 24, 2000
-------------------------     Treasurer and Secretary
Kevin D. Andrew               (Principal Financial and
                              Accounting Officer)


/s/ Stuart Fullinwider        Director                            March 24, 2000
-------------------------
Stuart Fullinwider


s/ Duane H. Wentworth         Director                            March 24, 2000
-------------------------
 Duane H. Wentworth


/s/ Michael D. Basch          Vice President and Director         March 24, 2000
-------------------------
Michael D. Basch

                          INDEX TO FINANCIAL STATEMENTS



                                                                          PAGE
                                                                          ----

Independent Auditor's Report...............................................F-2

Balance Sheets - December 31, 1999 and 1998................................F-3

Statements of Operations -
  For the Years Ended December 31, 1999 and 1998...........................F-4

Statements of Stockholders' Equity -
  For the Years Ended December 31, 1999 and 1998...........................F-5

Statements of Cash Flows -
  For the Years Ended December 31, 1999 and 1998 ..........................F-6

Notes to Financial Statements..............................................F-7

                          INDEPENDENT AUDITOR'S REPORT




Board of Directors
InfoNow Corporation
Denver, Colorado

We have audited the accompanying balance sheets of InfoNow Corporation as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InfoNow Corporation December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



/s/ HEIN + ASSOCIATES LLP
-------------------------
HEIN + ASSOCIATES LLP

Denver, Colorado
February 8, 2000


                                   INFONOW CORPORATION

                                     BALANCE SHEETS
                (U.S. Dollars in Thousands, Except Per Share information)


                                                                         DECEMBER 31,
                                                                       ----------------
                                                                       1999        1998
                                                                       ----        ----
                                         ASSETS
                                         ------
CURRENT ASSETS:
    Cash and cash equivalents                                        $  5,356    $  1,303
    Restricted cash investments                                            76          76
    Accounts receivable, with no allowance for
       doubtful accounts deemed necessary                                 867         379
    Prepaids and other current assets                                      88          20
                                                                     --------    --------
         Total current assets                                           6,387       1,778
                                                                     --------    --------

PROPERTY AND EQUIPMENT, net                                             1,062         760

CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of
    accumulated amortization of $529 and $522
    in 1999 and 1998, respectively                                       --             7

OTHER ASSETS AND DEFERRED CHARGES                                          30           9
                                                                     --------    --------

TOTAL ASSETS                                                         $  7,479    $  2,554
                                                                     ========    ========


                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------

CURRENT LIABILITIES:
    Notes payable - current portion                                  $     81    $    103
    Accounts payable and accrued expenses                               1,172         603
    Unearned revenue and prepaid service fees                             462         464
                                                                     --------    --------
         Total current liabilities                                      1,715       1,170

NOTES PAYABLE, net of current portion                                      38          89

COMMITMENTS (Note 7)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value; 1,962,335 shares authorized:
      Series B Convertible Preferred Stock, 250,000 and -0-
      shares issued and outstanding, respectively, liquidation
      preference of $5,000,000                                           --          --
   Common stock, $.001 par value; 15,000,000 shares authorized,
      7,189,183 and 6,815,243 issued and outstanding, respectively          7           7
   Additional paid-in capital                                          28,440      23,910
   Accumulated deficit                                                (22,721)    (22,622)
                                                                     --------    --------
         Total stockholders' equity                                     5,726       1,295
                                                                     --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  7,479    $  2,554
                                                                     ========    ========


       See accompanying notes to these consolidated financial statements.

                                      F-3

                               INFONOW CORPORATION

                            STATEMENTS OF OPERATIONS
            (U.S. Dollars in Thousands, Except Per Share information)


                                                         FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                         -------------------
                                                         1999           1998
                                                         ----           ----

REVENUES                                             $     5,780    $     2,498

    Cost of sales and direct project related costs         2,907          1,579
                                                     -----------    -----------

GROSS MARGIN                                               2,873            919

OPERATING EXPENSES:
    Selling and marketing                                  1,687          1,084
    Product development                                      229            175
    General and administrative                             1,126            821
                                                     -----------    -----------
         Total operating expenses                          3,042          2,080
                                                     -----------    -----------

LOSS FROM OPERATIONS                                        (169)        (1,161)

OTHER INCOME (EXPENSE):
    Interest income                                           64             58
    Interest expense                                         (16)           (14)
    Other non-operating income                                22              6
                                                     -----------    -----------
                                                              70             50
                                                     -----------    -----------

NET LOSS                                                     (99)        (1,111)

IMPUTED PREFERRED STOCK DIVIDENDS                         (5,000)          --
                                                     -----------    -----------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS           $    (5,099)   $    (1,111)
                                                     ===========    ===========

NET LOSS PER COMMON SHARE, BASIC AND DILUTED         $      (.72)   $      (.18)
                                                     ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             7,067,000      6,298,000
                                                     ===========    ===========


       See accompanying notes to these consolidated financial statements.


                                                      INFONOW CORPORATION

                                               STATEMENTS OF STOCKHOLDERS' EQUITY
                                          FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                    (U.S. Dollars in Thousands, Except Per Share information)


                                                     PREFERRED STOCK         Common Stock        Additional
                                                   -------------------   ---------------------    Paid-in   Accumulated
                                                    Shares     Amount     Shares      Amount      Capital     Deficit       Total
                                                   ---------   -------   ---------   ---------   ---------   ---------    ---------
BALANCES, January 1, 1998                               --     $  --     5,364,179   $       5   $  21,904   $ (21,511)   $     398

   Issuance of common stock in exchange for note        --        --         2,000        --             1        --              1
   Common shares valued at US $1.75 per share
      for cash in March 27, 1998 private
      placement, net of financing costs of $19,000      --        --       450 000           1         769        --            770
   Non-cash charge related to the issuance of
      options to purchase common stock issued to
      consultants                                       --        --          --          --            99        --             99
   Common shares issued upon exercise of
      warrants and options at prices ranging from
      $0.40 to $1.40 per share                          --        --       999 064           1       1,137        --          1,138
   Net loss                                             --        --          --          --          --        (1,111)      (1,111)
                                                   ---------   -------   ---------   ---------   ---------   ---------    ---------

BALANCES, December 31, 1998                             --        --     6,815,243           7      23,910     (22,622)       1,295

   Common shares issued in exchange for
      warrants                                          --        --       100 000        --          --          --           --
   Common shares issued in lieu of compensation         --        --         1,000        --             4        --              4
   Common shares issued upon exercise of
      warrants and options at prices ranging from
      $0.29 to $2.19 per share                          --        --       272 940        --           251        --            251
   Preferred shares issued at $20.00 per share for
      cash on December 31, 1999 private
      placement, net of financing costs of $725      250,000      --          --          --         4,275        --          4,275
   Net loss                                             --        --          --          --          --           (99)         (99)
                                                   ---------   -------   ---------   ---------   ---------   ---------    ---------

BALANCES, December 31, 1999                          250,000   $  --     7,189,183   $       7   $  28,440   $ (22,721)   $   5,726
                                                   =========   =======   =========   =========   =========   =========    =========




                               See accompanying notes to these consolidated financial statements.

                                                             F-5

                                         INFONOW CORPORATION

                                      STATEMENTS OF CASH FLOWS
                                     (U.S. Dollars in Thousands)


                                                                                 FOR THE YEARS ENDED
                                                                                     DECEMBER 31,
                                                                                   ---------------
                                                                                   1999       1998
                                                                                   ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                      $   (99)   $(1,111)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                  562        537
      Allowance for bad debt                                                        --           31
      Compensation expense recognized in connection with stock option and
         warrant issuances                                                             4         99
      Changes in operating assets and liabilities:
         Accounts receivable                                                        (488)      (233)
         Other current assets                                                         11       --
         Other assets and deferred charges                                           (21)         1
         Accounts payable and other liabilities                                       19         47
         Unearned revenues and prepaid service fees                                   (2)       201
                                                                                 -------    -------
      Net cash used in operating activities                                          (14)      (428)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                               (787)      (359)
   Data acquisition costs                                                            (69)      --
   Increase in restricted cash                                                      --          (76)
                                                                                 -------    -------
      Net cash used in investing activities                                         (856)      (435)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                                       --          770
   Net proceeds from issuance of preferred stock                                   4,275       --
   Offering costs included in accounts payable                                       550       --
   Proceeds from exercise of options and warrants                                    251      1,137
   Proceeds from notes payable                                                      --            9
   Principal payments on debt obligations                                           (153)       (75)
                                                                                 -------    -------
      Net cash provided by financing activities                                    4,923      1,841

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                    4,053        978

CASH AND EQUIVALENTS, beginning of year                                            1,303        325
                                                                                 -------    -------

CASH AND EQUIVALENTS, end of year                                                $ 5,356    $ 1,303
                                                                                 =======    =======

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                                        $    15    $    14
                                                                                 =======    =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Debt incurred for acquisition of equipment                                    $  --      $   152
                                                                                 =======    =======
   Debt incurred for insurance premiums                                          $    79    $  --
                                                                                 =======    =======


                 See accompanying notes to these consolidated financial statements.

                                                F-6

                               INFONOW CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------------------------

     Organization and Business Activity - InfoNow Corporation (the "Company") was incorporated under the laws of the State of Delaware on October 29, 1990, and was initially focused on the sale of software through the use of encrypted CD-ROM technology. In 1995, the Company fundamentally changed its business and began delivering its first e-business solutions to channel-dependent companies and their channel partners. The Company ceased selling software using encrypted CD-ROM technology in September 1995.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue Recognition - The Company derives revenue by providing implementation and hosting services to its clients. The Company recognizes revenue using the percentage-of-completion method on implementation of its services. For certain projects, the Company invoices for work yet to be performed. These prebillings, together with cash received prior to performing services, are reflected as unearned revenue and prepaid service fees in the accompanying balance sheets. Losses are recognized immediately if projected direct costs exceed anticipated revenues.

     Property and Equipment - Property and equipment are stated at cost. Replacements, renewals and improvements are capitalized and costs for repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over estimated useful lives of three to five years.

     Software Development Costs - In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed, software development costs, which consist primarily of salaries and related costs, purchased software, contract labor costs and other direct expenses, are expensed as product development costs prior to the establishment of technological feasibility. Technological feasibility for the Company's software products is generally based upon completion of a working model. After technological feasibility is established for a product, all software development costs are capitalized until the product is ready for delivery. Based on the Company's product development process, cost incurred between completion of the working model and the point at which the product is ready for delivery have been insignificant. Subsequent software maintenance costs are expensed as operating costs as incurred. Amortization of capitalized computer software cost is provided on a product-by-product basis at the greater of the amount computed using the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or the straight-line method over the remaining useful economic life of the product (generally for two years). No costs were capitalized during the years ended December 31, 1999 and 1998. The Company amortized $7,000 and $138,000 of these capitalized costs for the years ended December 31, 1999 and 1998, respectively.

     Cash and Equivalents - The Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents.

                               INFONOW CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


     Net Loss Per Common Share - The loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share (EPS). Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for 1999 and 1998 because the Company had losses from operations and therefore, the effect of all potential common stocks was anti-dilutive.

     Options to purchase 3,085,399 shares of common stock, and warrants to purchase 219,363 shares of common stock were outstanding at December 31, 1999. See Note 5 for a detailed discussion of the options and warrants issued by the Company.

     Stock Compensation Expense - The Company records its stock compensation expense in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires all companies to adopt a fair value based method to measure compensation cost of issued stock options and similar instruments issued using a Black-Scholes model or other comparable method. The Company has elected an option under SFAS No. 123 that allows a Company to continue to recognize compensation cost for employees in accordance with the guidance in APB No. 25 and disclose the pro forma results of operations as if SFAS No. 123 had been applied to the financial statements. Transactions in which the Company issues stock options or other equity instruments to acquire goods or services from non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

     Reclassifications - Certain amounts in the prior year financial statements have been reclassified to conform with the current year classifications. Such reclassifications had no effect on net loss.

     Comprehensive Loss - SFAS No. 130, Reporting Comprehensive Income, defines comprehensive income as all changes in stockholders' equity exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. The Company's comprehensive loss was equal to its net loss for the years ended December 31, 1999 and 1998.


2.   INCOME TAXES:
     -------------

     The Company accounts for its tax liabilities in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets are then reduced by a valuation allowance for amounts which do not satisfy the realization criteria of SFAS No. 109.

                               INFONOW CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


     Because the Company experienced a significant change in control and substantially changed its business on May 22, 1995 as described in Note 1, the Company believes that, under current tax regulations, the utilization of tax loss carryforwards will be limited to loss carryforwards generated after May 23, 1995, which amount to approximately $4,997,000 as of December 31, 1999.

     The significant components of the net deferred tax asset consist of the following:

                                                       December 31,
                                                    -----------------
                                                    1999         1998
                                                    ----         ----
                                                     (In Thousands)

        Net operating loss carryforwards           $ 1,849      $ 1,822
        Less - valuation allowance                  (1,849)      (1,822)
                                                   -------      -------

                                                   $  --        $  --
                                                   =======      =======


     The benefits of the Company's net operating loss carryforwards as of December 31, 1999 and 1998, do not satisfy the realization criteria set forth in SFAS No. 109 and accordingly, the Company has recorded a valuation allowance for the entire net deferred tax asset. The valuation allowance increased by $27,000 in 1999 due to the increase in the net operating loss carryforward.


3.   PROPERTY AND EQUIPMENT:
     -----------------------

     Property and equipment consist of the following:

                                                            December 31,
                                                          ---------------
                                                          1999       1998
                                                          ----       ----
                                                           (In Thousands)

        Computer equipment                               $ 2,038    $ 1,350
        Furniture and fixtures                               175         92
        Computer software and geographic data licenses       351        266
                                                         -------    -------
                                                           2,564      1,708
                                                         -------    -------
        Less accumulated depreciation and amortization    (1,502)      (948)
                                                         -------    -------

        Property and equipment, net                      $ 1,062    $   760
                                                         =======    =======

                               INFONOW CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


4.   LONG-TERM DEBT:
     ---------------

     Summary of Long-Term Debt
     -------------------------

                                                                December 31,
                                                               --------------
                                                               1999      1998
                                                               ----      ----
                                                               (In Thousands)

        Term loan payable to a bank, collateralized by all
        property and equipment, bearing interest at prime
        plus 1.25%.                                            $--      $  42

        Capital lease obligation bearing interest at 15%,
        due in monthly installments of $497 to November
        1999, collateralized by equipment.                      --          5

        Capital lease obligation bearing interest at 9.41%,
        due in monthly installments of $4,820 to August
        2001, collateralized by equipment under the lease.        88      136

        Note payable for financing directors and officers
        insurance, bearing interest at 6.2%, due in 11 equal
        monthly installments, beginning June 1999 until
        maturity.                                                 22     --

        Note payable to individual bearing interest at 6.0%,
        due in six equal monthly installments beginning in
        the month following the first quarter in which the
        Company reports net income of $100,000 or greater.         9        9
                                                               -----    -----
                                                                 119      192

        Less current portion                                     (81)    (103)
                                                               -----    -----

        Long-term portion                                      $  38    $  89
                                                               =====    =====


     Maturities of Long-Term Debt - Future minimum lease payments under capital leases and annual maturities of other long-term debt at December 31, 1999 are as follows:


        Year Ending
        December 31,                                        (In Thousands)
        ------------                                        --------------

        2000                                                    $   81
        2001                                                        38
                                                                ------

                                                                $  119
                                                                ======

                               INFONOW CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


5.   STOCKHOLDERS' EQUITY:
     ---------------------

     Preferred Stock - Shares of preferred stock may be issued from time to time in one or more series, with the rights and powers of each series set by the Board of Directors. The Company has a total of has a total of 1,962,365 authorized shares of preferred stock.

     Series A Preferred Stock. - The Board has designated 213,483 shares as Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock is convertible to common stock at the rate of four shares of common stock for one share of preferred stock. The Series A Convertible Preferred Stock has a liquidation value of $1.593 per share and the holders have voting rights on an as-converted basis. No shares of Series A Convertible Preferred Stock are outstanding.

     Series B Preferred Stock - The Board has designated 800,000 shares as Series B Convertible Participating Preferred Stock (Series B Preferred Stock). The Series B Preferred Stock shall participate in any dividends declared on the Company's common stock on an if-converted basis and has voting rights on an if-converted basis. Upon liquidation, dissolution, or change in control of the Company, the Series B Preferred Stock has a liquidation preference equal to the greater of the amount that the holders would have received if the Series B Preferred Stock had been converted to common stock, or $20 per share plus unpaid dividends plus a pro rata share of any remaining assets on an if-converted basis, limited to an amount equal to twice the original issue price.

     The Series B Preferred Stock is convertible at the option of the holder at any time after issuance at a conversion price of $5.26 per share, subject to certain anti-dilution provisions. The Series Preferred Stock shall convert automatically during the first year after issuance if the price of the Company's common stock has been at least three times the conversion price for 30 consecutive trading days.

     Significant Equity Transactions - On December 31, 1999, the Company completed a private placement of 250,000 shares of Series B Preferred Stock for an aggregate purchase price of $5,000,000. The Company incurred offering costs of $725,000 in connection with this transaction.

     The difference between the conversion price and the market price of the Company's common stock, limited to the amount of the proceeds from issuance of the preferred stock, is treated as a dividend to the preferred stockholders. This dividend is recognized over the period from the issuance date to the date the preferred stock is first convertible. As the Series B Preferred Stock is convertible immediately, an imputed dividend of $5,000,000 was recognized for the year ended December 31, 1999.

     During 1999, the Company issued 272,940 shares of common stock upon the exercise of options and warrants. The per share range of $0.29 to $2.19 resulted in gross proceeds to the Company of $251,000.

     On March 27, 1998, the Company completed a private placement of 450,000 shares of its common stock at $1.75 per share, which was above the quoted price of the Company's common stock at the date of the transaction. Total gross proceeds from the sale of stock were $788,000. The Company served as its own placement agent, incurring $19,000 in costs.

                               INFONOW CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


     During 1998, the Company issued 999,064 shares of common stock in conjunction with the exercise of options and warrants. The per-share price range of $0.40 to $1.40 resulted in gross proceeds to the Company of $1,138,000.

     Stock and Warrant Compensation - The Company applies APB Opinion No. 25 and related interpretations in accounting for options and warrants issued to employees. Accordingly, no compensation cost has been recognized for issuances of options and warrants to employees at exercise prices not less than the market value of the Company's common stock on the grant dates. Had compensation cost for the Company's plans been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:


                                                December 31,
                                              ---------------
                                              1999       1998
                                              ----       ----
                                           (In thousands, except
                                             per share amounts)
        Net loss
           As reported                      $   (99)  $  (1,111)
           Pro forma                         (3,742)     (2,060)

        Primary earnings per share
           As reported                         (.72)       (.18)
           Pro forma                          (1.23)       (.30)


     The fair value of each grant was determined using the Black-Scholes option pricing model with the following assumptions used for grants for 1999 and 1998: (1) risk-free interest rate of 5.01% in 1999 and 5.01% to 5.96% in 1998; (2) no expected dividend yield; (3) expected lives of 5 to 10 years, and (4) assumed volatility of approximately 216% in 1999 and approximately 216% to 240% in 1998.

     Stock Option Plans - The Company has two Stock Option Plans to provide directors, officers and other key employees options to purchase shares of the Company's common stock. These are the 1990 Stock Option Plan (the "1990 Plan") and the 1999 Stock Option Plan (the "1999 Plan"). The 1999 Plan was approved by the Board of Directors on April 12, 1999. On January 23, 1998, the Board of Directors approved an increase from 1,700,000 to 2,200,000 for the 1990 Plan and on November 8, 1999 increased the 1999 Plan shares from 600,000 to 1,500,000. Under the terms of the Plans, the Board of Directors may grant officers and key employees either "non-qualified" or "incentive stock options" as defined by the Internal Revenue Service code and regulations and may grant non-qualified options to non-employee directors. Under the terms of the Plans, the purchase price of the shares subject to an option will be the fair market value of the Company's common stock on the date the option is granted. If the grantee owns more than 10% of the total combined voting power or value of all classes of stock on the date of grant, the purchase price shall be at least 110% of the fair market value at the date of grant and the exercise term shall be up to five years from the date of grant. All other options granted under the 1990 Plan are exercisable up to 10 years from the date of the grant. Options issued under the Plan generally vest over a three-year period.

                               INFONOW CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


     A summary of the status of the Company's stock option plan as of December 31, 1999 and 1998 and changes during the years ended on those dates is presented below:

                                                           1999                     1998
                                                  ---------------------    ----------------------
                                                               Weighted                  Weighted
                                                               Average                   Average
                                                               Exercise                  Exercise
                                                   Shares       Price        Shares        Price
                                                   ------       -----        ------        -----
        FIXED OPTIONS
        Outstanding at beginning of year          2,153,553    $   1.38     1,478,579    $  1.47

           Granted                                1,174,389        5.54       856,774       1.16
           Exercised                               (167,940)       1.07        (1,167)      0.79
           Forfeited                                (74,603)       1.02      (180,633)      1.12
                                                  ----------               ----------

        Outstanding at end of year                3,085,399        2.99     2,153,553       1.38
                                                 ==========                ==========

        Options exercisable at year-end           2,042,810                 1,440,978

        Weighted-average fair value of options
            granted during the year              $     5.45                $     1.16


     The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                        Options Outstanding                         Options Exercisable
       --------------------------------------------------------   ----------------------
                                          Weighted
                             Number        Average     Weighted                 Weighted
           Range of      Outstanding at   Remaining    Average      Number      Average
           Exercise       December 31,   Contractual   Exercise   Exercisable   Exercise
            Prices            1999          Life        Price        1999        Price
            ------            ----          ----        -----        ----        -----

        $0.55 to $1.30       347,480         6.4       $ 0.94       275,933     $ 0.93
        $1.40              1,025,493         6.8         1.40       922,660       1.40
        $1.45 to $1.84       261,635         7.3         1.52       237,454       1.52
        $1.88 to $2.56       290,902        18.7         2.05       274,457       2.04
        $3.03 to $5.99     1,142,889         3.8         5.47       332,306       5.78
        $13.47                17,000         4.0        13.47          --          --
                           ---------                   ------     ---------     ------

        $0.55 to $13.47    3,085,399         6.8       $ 2.99     2,042,810     $ 2.50
                           =========                   ======     =========     ======


                                      F-13

                               INFONOW CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


     The Company issued options and warrants to purchase 150,000 shares of the Company's common stock in lieu of compensation for investor relations and recruiting services. The Company expensed $99,000 related to the issuance of these options and warrants during the year ended December 31, 1998 in accordance with SFAS No. 123.

     Stock Warrants - A summary of the status of the Company's warrants as of December 31, 1999 and 1998 and changes during the years ended on those dates is presented below:


                                                             1999                   1998
                                                     -------------------    ---------------------
                                                                Weighted                 Weighted
                                                                Average                  Average
                                                                Exercise                 Exercise
                                                     Shares      Price       Shares       Price
                                                     ------      -----       ------       -----
        WARRANTS
        Outstanding at beginning of year             532,863    $  2.03     2,036,876    $   4.14

           Granted                                      --          --        105,000        0.69
           Exercised                                (105,000)       .69      (997,897)       1.14
           Forfeited                                (208,500)      1.40      (611,116)      10.27
                                                    --------                ---------

        Outstanding at end of year                   219,363       3.27       532,863        2.03
                                                    ========                =========

        Warrants exercisable at year-end             219,363                  498,780

        Weighted-average fair value of warrants         --                  $    0.08
            granted during the year


     The following table summarizes information about warrants outstanding and exercisable at December 31, 1999:

                                            Weighted
                            Number          Average      Weighted
           Range of      Outstanding at    Remaining     Average
           Exercise       December 31,    Contractual    Exercise
            Prices           1999             Life         Price
            ------           ----             ----         -----

        $        1.30         8,500            4.4         $1.30
                 2.63       115,000            0.1          2.63
                 3.68         8,500            4.8          3.68
                 4.25        87,363            0.2          4.25
                           --------                        -----

        $1.30 to 4.25      $219,363            0.5         $3.26
                           ========                        =====

                               INFONOW CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


6.   COMMITMENTS:
     ------------

     Operating Lease Commitments - The Company has non-cancelable leases for its facilities and certain office equipment. Following is a summary of future lease commitments at December 31, 1999:


        Year Ending
        December 31,                                  (In Thousands)

        2000                                             $  126
        2001                                                115
        2002                                                121
        2003                                                128
        2004                                                 66
                                                         ------

                                                         $  556
                                                         ======

     Rent expense related to operating leases was $96,000 and $84,000 for the years ended December 31, 1999 and 1998, respectively.

7.   CONCENTRATIONS OF CREDIT RISK:
     ------------------------------

     As of December 31, 1999, the Company has current contracts with 52 customers. During the year ended December 31, 1999, the Company received 17% of its revenues from one customer. During the year ended December 31, 1998, the Company received 33% of its revenues from two customers accounting for 17% and 16% of its revenues in 1998, respectively. The Company anticipates that revenues per customer will continue to become less concentrated as additional customers are added to its revenue base and projected revenues from new installations in 1999 produce revenues for a full year in 2000.

8.   SUBSEQUENT EVENTS:
     ------------------

     In February 2000, the Company entered into a settlement agreement regarding a disputed payable with a vendor. The vendor released its claim of $150,000 against the Company, and warrants to purchase 115,000 shares of the Company's common stock at $2.63 per share which had been issued to the vendor were canceled. The vendor also agreed to provide the Company with certain software. The Company issued 47,500 shares of common stock to the vendor.