Form 10-Q
period 2000-03-31
INFONOW CORP /
filed 2000-05-15
CIK 879684

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                 [X] Yes [ ] No

As of April 30, 2000, there were 8,093,757 shares of the Registrant's common stock outstanding.

                               INFONOW CORPORATION

                                      INDEX

                                                                        Page No.
                                                                        --------
                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Unaudited Balance Sheets - March 31, 2000
          and December 31, 1999..............................................3

        Unaudited Statements of Operations - For the Three Months
          Ended March 31, 2000 and March 31, 1999............................4

        Unaudited Statement of Stockholders Equity (Deficit) - For the
          Three Months Ended March 31, 2000..................................5

        Unaudited Statements of Cash Flows - For the Three Months
          Ended March 31, 2000 and March 31, 1999............................6

        Notes to Unaudited Financial Statements..............................7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS..........................................8


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS...................................................13
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................13

        SIGNATURES..........................................................14



                              PART I - FINANCIAL INFORMATION
                              ------------------------------

ITEM 1. FINANCIAL STATEMENTS

                                    INFONOW CORPORATION
                                      BALANCE SHEETS
                                 (US Dollars in Thousands)

                                                     March 31, 2000      December 31, 1999
                                                     --------------      -----------------
                                                        (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                  $  9,395               $  5,356
Restricted cash                                                  76                     76
Accounts receivable, net                                        819                    867
Prepaids and other current assets                               125                     88
                                                           --------               --------
         Total current assets                                10,415                  6,387

Property and equipment, net                                   1,251                  1,062

Other assets and deferred charges                                33                     30
                                                           --------               --------
         Total assets                                      $ 11,699               $  7,479
                                                           ========               ========

CURRENT LIABILITIES:
Notes Payable - current portion                            $     62               $     81
Accounts payable and accrued expenses                         1,493                  1,172
Unearned revenue and prepaid service fees                       419                    462
                                                           --------               --------
         Total current liabilities                            1,974                  1,715

NOTES PAYABLE, net of current portion                            24                     38

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; 1,962,335 shares
   authorized, 250,000 shares issued and outstanding at
   March 31, 2000 and December 31, 1999 of Series B
   Convertible Preferred Stock (liquidation preference
   of $5,000,000)                                              --                     --

Common stock, $.001 par value; 15,000,000 shares
   authorized, 7,803,443 and 7,189,183 shares issued
   and outstanding at March 31, 2000 and
   December 31, 1999 respectively                                 8                      7

Additional paid-in capital                                   33,159                 28,440
Accumulated deficit                                         (23,466)               (22,721)
                                                           --------               --------
         Total stockholders' equity                           9,701                  5,726
                                                           --------               --------
Total liabilities and stockholders' equity                 $ 11,699               $  7,479
                                                           ========               ========


        The accompanying notes are an integral part of these financial statements

                                           3

                               INFONOW CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)


                                                    Three Months Ended March 31
                                                    ---------------------------
                                                          2000             1999
                                                          ----             ----

REVENUES                                           $     1,805      $     1,104
Cost of revenues                                         1,049              547
                                                   -----------      -----------

         Gross profit                                      756              557

OPERATING EXPENSES:
Selling and marketing                                      990              381
Product development                                        248               42
General and administrative                                 321              242
                                                   -----------      -----------

         Total operating expenses                        1,559              665
                                                   -----------      -----------

Operating loss                                            (803)            (108)

OTHER INCOME:
Interest income, net                                        58               11
Other non-operating income                                   0               15
                                                   -----------      -----------
                                                            58               26

NET LOSS                                           $      (745)     $       (82)
                                                   ===========      ===========


Basic and diluted EPS per common share             $      (.10)     $      (.01)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING                            7,632,518        6,894,728
                                                   ===========      ===========


    The accompanying notes are an integral part of these financial statements



                                              INFONOW CORPORATION
                                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                  (UNAUDITED)
                                    For the three months ended March 31, 2000
                               (In thousands, except share and per share amounts)


                                             Preferred       Shares     Common     Shares     Additional    Accumulated
                                                Shares       Amount     Shares     Amount   Paid-In-Capital   Deficit
                                                ------       ------     ------     ------   ---------------   -------
BALANCES, December 31, 1999                     250,000        --     7,189,183   $       7   $  28,440     $ (22,721)

Common shares issued at $9.50 per share for
cash on March 30, 2000 private placement,
net of cash financing costs of $349                --          --       526,316           1       4,650          --

Common shares issued upon exercise of
warrants and options at prices ranging from
$0.97 to $5.41 per share                           --          --        87,944        --            69          --

Net Loss                                           --          --          --          --          --            (745)
                                              ---------   ---------   ---------   ---------   ---------     ---------

BALANCES, March 31, 2000                        250,000        --     7,803,443   $       8   $  33,159     $ (23,466)
                                              =========   =========   =========   =========   =========     =========




               The accompanying notes are an integral part of these financial statements

                                                 5

                               INFONOW CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (US Dollars in Thousands)


                                                     Three Months Ended March 31
                                                     ---------------------------
                                                            2000       1999
                                                            ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $  (745)   $   (82)
Adjustments to reconcile net loss to net cash used in
operating activities:
     Depreciation and amortization                           165        124
     Changes in operating assets and liabilities:
     Accounts receivable                                      48        (98)
     Other assets and deferred charges                       (40)       (26)
     Other current assets                                   --            4
     Payables and accrued liabilities                        321         54
     Unearned revenue and prepaid service fees               (43)       298
                                                         -------    -------
Net cash provided by (used in) operating activities         (294)       274

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Purchase of property and equipment                     (354)      (157)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock            4,651       --
     Proceeds from the exercise of options and warrants       69        119
     Principal payment on debt obligations                   (33)       (23)
                                                         -------    -------
Net cash flows provided by financing activities            4,687         96

Net increase in cash and cash equivalents                  4,039        213

CASH AND CASH EQUIVALENTS, beginning of period             5,356      1,303
                                                         -------    -------

CASH AND CASH EQUIVALENTS, end of period                 $ 9,395    $ 1,516
                                                         =======    =======

Supplemental Information:
  Cash paid during the period for interest               $     2    $    10



    The accompanying notes are an integral part of these financial statements

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.

     The financial statements as of December 31, 1999, have been derived from audited financial statements. The financial statements should be read in conjunction with the financial statements and accompanying notes contained in InfoNow's Form 10-KSB for the fiscal year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that will be achieved for the entire fiscal year ending December 31, 2000.


Note 2. EQUITY TRANSACTIONS

     On March 30, 2000 InfoNow sold 526,316 shares of common stock in a private placement to Putnam Information Sciences Trust, NR Ventures, Ltd., and RIT Capital Partners, PLC. Putnam purchased 105,263 shares of common stock, and NR Ventures and RIT Capital Partners collectively purchased 421,053 shares of common stock. The private placement resulted in gross proceeds of $5,000,000, or $9.50 per share. Net cash proceeds of $4,651,000 were realized after a deduction of $349,000 of issuance costs.

     On January 28, 2000, we issued 47,500 shares of common stock in conjunction with a cash-less exercise of warrants issued to Environmental Systems Research Institute, Inc., as a settlement of a contract dispute. The remaining warrants not exercised were canceled as a result of the settlement. The value of the warrants, $164,000, was capitalized in April 1996 as software development cost and subsequently amortized over 2 years.

     During the first Quarter of 2000, we issued 40,444 shares of common stock as a result of the exercise of options and warrants by employees. The per-share price range of $0.97 to $5.41 which resulted in gross proceeds of $69,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion and analysis of the financial condition and results of operations for InfoNow should be read in conjunction with our financial statements and related notes appearing elsewhere in this report. This discussion contains statements that are not historical fact. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our industry and our business including statements about markets for our services, planned development of products and anticipated expense and revenue levels. These forward-looking statements contain words such as "anticipate", "believe", "plan", "expect" or similar language. These forward-looking statements are subject to business and economic risks. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of many factors including those set forth in this discussion and in documents we have filed with the Securities and Exchange Commission, including our annual report on Form 10-KSB.

General Information and Overview

     InfoNow provides business-to-business e-commerce solutions that enable channel dependent companies to solve channel conflict by enabling manufacturers to sell online through their existing channels and channel partners. A recent Forrester Research survey identified conflict with existing sales channels as the single biggest obstacle keeping manufacturers from selling online. InfoNow's iChannel suite of eBusiness services resolve channel conflict and maximize sales success by providing referrals, leads, e-commerce and customer relationship management (CRM) capabilities to the channel partners best aligned to close the sale. Channel partners for our clients can include their product dealers, distributors, value-added resellers and agents. We provide these services to our clients over the Internet or via secure, private extranets and intranets. Our server centers house proprietary software, databases, and systems that respond to inquiries received across a client's enterprise, including Internet sites, interactive voice response systems and call centers.

     As of March 31, 2000, we had 53 clients. Most of our clients are large multinational companies who have extensive branch or reseller networks. Our clients include American Airlines, Apple, Bank of America, Citibank, Citicorp Diners Club, Compaq, 3Com, FedEx, First Union, Hewlett Packard, IBM, Intel, Lucent, Maytag, Motorola, Novell, Red Hat, Sony, United Health Care, UPS, Visa and Vision Service Plan.

     Our services are sold on the basis of multi-year service contracts. The initial term of these contracts are one to three years and are renewable upon mutual agreement of InfoNow and the client. A typical contract fee includes two components, a setup fee and a recurring service fee. The setup fee covers the initial development of a customized, client-specific access to our service, and the design and implementation of client databases. The recurring monthly service fee covers hosting of the service and performance of recurring maintenance to the client databases and core applications. In the third quarter, we plan to launch our iCommerce product line. We expect that our fees will be based on a percentage of the transactions conducted via our services that we have called success fees.

     Currently, the combined fees for the initial year of service typically range from $45,000 for a simple installation to greater than $750,000 for a complex application involving multiple services across several customer "touch points" and geographies. These ranges exclude revenue sharing fees, which would be based on a percentage of the transaction value flowing through our iChannel eCommerce services. The actual setup and monthly service fees are determined based on a variety of factors, including the type(s) of service selected, the number of client locations supported, anticipated transaction volumes, geographic coverage of the service and the level of service customization requested by the client. We also may charge transaction fees for some elements of our services depending upon the specific client configuration such as fax transactions, voice recordings and dedicated telecommunication lines. Our services are modular and all, or a portion of the services can be selected depending on client requirements.

     We recognize revenues from setup fees for implementation of our services on the percentage of completion method using project milestones. Monthly service fees are recognized as services are rendered over the term of the contract. We market our services through our direct sales force.

     Our success in maintaining profitability is primarily dependent on market acceptance and future sales of our services to additional customers to offset operating costs. Although we have experienced a significant percentage revenue growth and a reduction in operating losses in recent periods, these growth rates, or improvement in operating results, will not be sustainable with our current business plan and may not be indicative of future performance. We have significantly increased our spending in sales, marketing and product development in order to increase our market presence and broaden our product offerings, which we expect to generate operating losses during the year ending December 31, 2000. In addition, we plan to make significant expenditures on capital equipment and licensed software to implement and deploy our new iChannel services.

     Our limited operating history makes it difficult or impossible to predict our revenues and operating results. We believe that our prospects should be considered in light of the risks and difficulties encountered by companies at an early stage of development. We may not be successful in addressing these risks and difficulties.

Results of Operations

     Comparison of the Three Months Ended March 31, 2000 to the Three Months Ended March 31, 1999

     Net Revenues. Our revenues consist primarily of setup fees from new contracts and monthly service fees from ongoing contracts for our services. Total revenues increased by $701,000, or 63% for the three months ended March 31, 2000, compared to the same period in the previous year. The increased revenues were generated by additional contracts sold and implemented during the last twelve months. Setup fees increased by 3%, from $356,000 to $367,000. Service Fees increased by 115%, from $643,000 to $1,381,000. The higher fees were due to the implementation of new contracts and higher average monthly service fees per contract. Miscellaneous revenues decreased by 46%, from $105,000 to $57,000. The lower fees were due to a decrease in the number of contracts with charges for voice recordings, faxes, geocoding and telecommunications.

     Cost of Revenues. The cost of revenues increased from 50% of revenues for the three-month period ended March 31, 1999, to 58% of revenues for the three-month period ended March 31, 2000. The total cost of revenues over the same period increased by 92% or $502,000. This increase is a result of increased costs in creating and expanding an infrastructure for delivering our services. These costs include technical personnel payroll, recruiting fees, data royalties, depreciation and amortization for server equipment and capitalized software development, telecommunications and other costs related to operating our data center. Gross margins are expected to increase as we build our infrastructure to serve our existing clients as well as anticipated iCommerce services.

     Product Development. Product Development expenses consist of time spent on development not specifically associated with a client contract. To date, product development costs have been comprised of subcontracted costs and salaries and related costs. A majority of product development expenses have been incurred in conjunction with delivery of our services to customers and are classified in the cost of revenues. Total product development costs increase from $42,000 to $248,000 from the three month period ended March 31, 1999 compared to the three month period ended March 31, 2000. This increase is a result of increased salaries, contract labor and consulting costs, and personnel support costs. We plan to accelerate spending on project development, not directly associated with specific customer contracts, with proceeds received from the financing completed in December 1999 and March 2000.

     Selling and Marketing Expenses. Selling and marketing expenses, which consist of payroll costs, sales commissions, travel and promotion expenses increased from 35% of revenues for the three-month period ended March 31, 1999, to 55% of revenues for the three-month period ended March 31, 2000. The total amount of selling and marketing expenses increased by 160%, or $609,000. The overall increase is primarily the result of the addition of sales personnel, marketing and promotion costs, recruiting, contract labor and consulting, and depreciation during the last twelve months. We plan to increase spending on selling and marketing activities with proceeds received from financing, completed in December 1999 and March 2000.

     General and Administrative Expenses. General and administrative expenses consist primarily of payroll costs for InfoNow's executive, accounting and administrative personnel, facilities costs, insurance and other general corporate expenses. General and administrative expenses decreased from 22% of revenues for the three-month period ended March 31, 1999, to 18% of sales for the three-month period ended March 31, 2000. The total amount of general and administrative expenses increased by 33%, or $79,000. The overall increase is the result of additional administrative costs, such as increased salaries, rent, legal fees, and business insurance, related to growth in business activity.

     Provision for Income Taxes. InfoNow has paid no income taxes since its inception and has not recorded a provision for income taxes. We believe that tax liabilities for future years will initially be offset against tax loss caryforwards, which expire beginning in 2010, estimated at $4,997,000, as of December 31, 1999.

     Non-Operating Income (Expense). Net non-operating income was $58,000 for the three months ended March 31, 2000 compared to $26,000 for the three months ended March 31, 1999. The increase is due to additional interest income on cash and cash equivalents. Cash and cash equivalents increased from $9,395,000 at March 31, 2000 compared to $1,516,000 at March 31, 1999. The interest rate increased from 4.25% in March 1999 to 5.25% in March 2000. $5,000,000 of financing proceeds were deposited on December 31, 1999 and an additional $5,000,000 of financing proceeds were deposited on March 31, 2000.

     Net Loss from Continuing Operations. The net loss for the period ended March 31, 2000 was $745,000 compared to $82,000 for the period ended March 31, 1999, a $663,000 increase. This increase is due to increased operating expenses without corresponding increases in revenues.

Liquidity and Capital Resources

     InfoNow has financed its operations through private placement of equity securities and through borrowing arrangements. We have received a total of approximately $14,815,000 from private offerings and an additional $2,037,000 from the exercise of stock options and warrants since we began marketing our eCommerce channel management services in 1996.

     We had cash and equivalents of $9,395,000 at March 31, 2000, compared to $5,356,000 at December 31, 1999, a net increase of $4,039,000. The increase was primarily due to net proceeds of $4,651,000 on March 30, 2000 from the issuance of common stock in a private placement with Putnam Information Sciences Trust, NR Ventures, Ltd., and RIT Capital Partners, PLC. In addition, we received proceeds of $69,000 from the exercise of stock options and warrants during the quarter.

     Net cash used for operating activities during the three months ended March 31, 2000 was $294,000, compared to net cash provided from operating activities of $274,000 during the three months ended March 31, 1999. This decrease is primarily due to an increase in net loss related to an increase in accounts payable, a decrease in accounts receivable, and an increase in depreciation.

     Cash used in investment activities increased $197,000 from $157,000 for the three-month period ended March 31, 2000 compared to the three-month period ended March 31, 1999. This increase is related to the purchase of computer hardware and software for our data centers and additional personnel, as well as for leasehold improvements.

     Net cash generated from financing activities during the three months ended March 31, 2000 was $4,687,000 that included $5,000,000 of cash received from issuance of common stock and $69,000 from the exercise of stock options and warrants. There were $349,000 of costs incurred related to the common stock issuance.

     We intend to use the proceeds received from the March 31, 2000 funding of $5,000,000 in the following areas:

     o    Increase product development expenditures

     o    Hire additional sales personnel

     o Increase marketing expenditures; specifically hire additional marketing personnel and increase marketing programs

     o Increase operational and administrative personnel to handle anticipated increases in our business and further increases of our infrastructure

     We currently project that available cash balances, together with projected cash flow from recurring service fees and anticipated new sales, will be sufficient to fund our operations for at least the next twelve months. These projections assume that revenues from new sales and from recurring service fees will continue to provide cash from its operations and that our overall operating costs stay within budgeted levels and will not change significantly as new client contracts are added.

     We expect that our anticipated revenue growth during the next several quarters will offset increases in operating costs before the end of our fiscal year 2001.

     We are currently seeking additional equity financing to accelerate planned investments in sales and marketing, product development and to increase general working capital and license additional intellectual property.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No.101 "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. InfoNow has not fully assessed the impact of the adoption of SAB 101, and have not yet determined if implementation of SAB 101 will have a material impact on the existing revenue recognition policies or its reported results of operations for the year ending December 31, 2000.

Risks of Forward Looking Statements

     Our actual results may vary materially from the forward-looking statements made above. We intend that such statements be subject to the safe harbor provision of the Securities Act. Our forward-looking statements include the plans and objectives of management for future operations and relate to a variety of factors, including management's assumptions about our ability to:

     -    Gain market acceptance of our services

     - Accurately forecast and meet demands for our services, including our ability to maintain technical performance of the system as new clients are added

     -    Maintain our ability to serve our existing customers

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

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 1. LEGAL PROCEEDINGS

     In February 2000, InfoNow entered into a settlement agreement regarding a disputed payable with a vendor. The vendor released its claim of $150,000 against us and agreed to provide us with certain software. We issued 47,500 shares of common stock in accordance with the exercise provision of outstanding warrants held by the vendor. The remaining shares exercisable with these warrants were canceled.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Included as exhibits are the items listed on the Exhibit Index. The Registrant will furnish a copy of any of the exhibits listed upon payment of $5.00 per exhibit to cover the costs to the Registrant of furnishing such exhibit.

     (b)  Reports on Form 8-K

          A Form 8-K Current Report was filed on May 2, 2000 under Item 5 Other Events. The Form 8-K was filed in conjunction with the private offering of 526,316 common shares to Putnam Information Sciences Trust, NR Ventures, Ltd., and RIT Capital Partners, PLC on March 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Dated: May 11, 2000

                                INFONOW CORPORATION

                                (Registrant)



                                /s/ Michael W. Johnson
                                ----------------------
                                Michael W. Johnson
                                Chairman, Chief Executive Officer and President (Principal Executive Officer)


                                /s/ Kevin D. Andrew
                                -------------------
                                Kevin D. Andrew
                                Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number      Description
------      -----------

3.1         Certificate of Incorporation of the Company, as amended (A)
3.1.1 Certificate of Designation, Preferences and Rights of Series B Convertible Participating Preferred Stock of InfoNow Corporation (B)
3.2         Bylaws of the Company, as amended (C)
4.1 Form of Common Stock certificate for the Company's Common Stock, $.001 par value per share (C)
4.4         Form of Class C Warrant (D)
4.5         Form of Series B Convertible Preferred Stock Certificate (B)
10.14       InfoNow 1990 Stock Option Plan, as amended and restated January 23,
            1998 (E)
10.15       InfoNow 1999 Stock Option Plan (F)
10.29 Employment Agreement between the Company and W. Brad Browning dated January 9, 1996 (G)
10.30 Employment Agreement between the Company and Kevin D. Andrew dated March 1, 1996 (G)
10.36 Employment Agreement between the Company and Michael W. Johnson dated January 1, 1998 (H)
10.37 Agreement dated October 23, 1997 between the Company and Michael W. Johnson regarding sale of the Company (H)
10.38 Letter Agreement between the Company and Michael Basch dated September 21, 1998 (A)
10.40 Office Lease between Crescent Real Estate Equities Limited Partnership and InfoNow Corporation dated March 2, 1999 (B)
27.1        Financial Data Schedule

-------------------------------------------------

(A) Incorporated by reference from the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 1998.
(B) Incorporated by reference from the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 1999.
(C) Incorporated by reference from the Company's Registration Statement 33-43035 on Form S-1 dated February 14, 1992.
(D) Incorporated by reference from the Company's to the Post-Effective Amendment No. 2 to Registration Statement No. 33-43035 on Form S-1 dated July 13, 1993.
(E) Incorporated by reference from the Company's Proxy Statement filed on Form 14A for the year ended December 31, 1999.
(F) Incorporated by reference from the Company's Proxy Statement filed on Form 14A for the year ended December 31, 2000.
(G) Incorporated by reference from the Company's Annual Report filed on Form 10-K for the year ended December 31, 1995.
(H) Incorporated by reference from the Company's report on Form 8-K dated January 27, 1997.