Form 10-Q
period 2000-06-30
INFONOW CORP /
filed 2000-08-14
CIK 879684

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

As of July 31, 2000, there were 8,144,125 shares of the Registrant's common stock outstanding.

                               INFONOW CORPORATION

                                      INDEX

                                                                        Page No.
                                                                        --------
                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Unaudited Balance Sheets - June 30, 2000
           and December 31, 1999...............................................3

         Unaudited Statements of Operations - For the Three Months and Six
           Months Ended June 30, 2000 and June 30, 1999........................4

         Unaudited Statement of Stockholders Equity (Deficit) - For the
           Six Months Ended June 30, 2000......................................5

         Unaudited Statements of Cash Flows - For the Six Months
           Ended June 30, 2000 and June 30, 1999...............................6

         Notes to Unaudited Financial Statements...............................7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS...........................................8


                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................14
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ....................................14

         SIGNATURES...........................................................15



                             PART I - FINANCIAL INFORMATION
                             ------------------------------

ITEM 1. FINANCIAL STATEMENTS

                                   INFONOW CORPORATION
                                     BALANCE SHEETS
                                (US Dollars in Thousands)
                                       (Unaudited)

                                                            June 30, 2000   December 31, 1999
                                                            -------------   -----------------

CURRENT ASSETS:
Cash and cash equivalents                                     $  7,217           $  5,356
Restricted cash                                                     76                 76
Accounts receivable, net                                         1,161                867
Prepaids and other current assets                                  175                 88
                                                              --------           --------
         Total current assets                                    8,629              6,387

Property and equipment, net                                      1,646              1,062

Other assets and deferred charges                                   45                 30
                                                              --------           --------
         Total assets                                         $ 10,320           $  7,479
                                                              ========           ========

CURRENT LIABILITIES:
Notes Payable - current portion                               $     79           $     81
Accounts payable and accrued expenses                              935              1,172
Unearned revenue and prepaid service fees                          506                462
                                                              --------           --------
         Total current liabilities                               1,520              1,715

NOTES PAYABLE, net of current portion                               58                 38

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value; 1,962,335 shares
   authorized, 250,000 shares issued and outstanding at
   June 30, 2000 and December 31, 1999 of Series B
   Convertible Preferred Stock (liquidation preference
   of $5,000,000)                                                 --                 --

   Common stock, $.001 par value; 15,000,000 shares
   authorized, 8,125,999 and 7,189,183 shares issued
   and outstanding at June 30, 2000 and
   December 31, 1999 respectively                                    8                  7

Additional paid-in capital                                      33,747             28,440
Accumulated deficit                                            (25,013)           (22,721)
                                                              --------           --------
         Total stockholders' equity                              8,742              5,726
                                                              --------           --------
Total liabilities and stockholders' equity                    $ 10,320           $  7,479
                                                              ========           ========


        The accompanying notes are an integral part of these financial statements

                                           3

                                    INFONOW CORPORATION
                                 STATEMENTS OF OPERATIONS
                                        (UNAUDITED)
                         (In thousands, except per share amounts)


                                    Three Months Ended June 30    Six Months Ended June 30
                                    --------------------------   -------------------------
                                        2000           1999          2000           1999
                                    -----------    -----------   -----------    -----------
REVENUES                            $     1,814    $     1,320   $     3,620    $     2,424
COST OF REVENUES                          1,081            623         2,131          1,170
                                    -----------    -----------   -----------    -----------
      Gross profit                          733            697         1,489          1,254
                                    -----------    -----------   -----------    -----------

OPERATING EXPENSES:

Selling and marketing                     1,315            366         2,305            747
Product development                         416             43           664             85
General and administrative                  669            247           990            489
                                    -----------    -----------   -----------    -----------
Total operating expenses                  2,400            656         3,959          1,321
                                    -----------    -----------   -----------    -----------

Operating Income (loss)                  (1,667)            41        (2,470)           (67)

OTHER INCOME:
Interest income, net                        121             12           178             24
Other non-operating income                    0              7             0             22
                                    -----------    -----------   -----------    -----------
                                            121             19           178             46

NET INCOME (LOSS)                   $    (1,546)   $        60   $    (2,292)   $       (21)
                                    ===========    ===========   ===========    ===========


Earnings (Loss) per common share:
        Basic                       $      (.19)   $       .01   $      (.30)   $     (0.00)
        Diluted                     $      (.19)   $       .01   $      (.30)   $     (0.00)


WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING
        Basic                         8,060,743      7,078,000     7,649,241      6,987,318
                                    ===========    ===========   ===========    ===========
        Diluted                       8,060,743      8,426,000     7,649,241      6,987,318
                                    ===========    ===========   ===========    ===========




         The accompanying notes are an integral part of these financial statements

                                             4


                                              INFONOW CORPORATION
                                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                  (UNAUDITED)
                                    For the six months ended June 30, 2000
                              (In thousands, except share and per share amounts)


                                                                                             Additional
                                              Preferred    Shares      Common      Shares     Paid-In    Accumulated
                                                Shares     Amount      Shares      Amount     -Capital     Deficit
                                              ---------   ---------   ---------   ---------   ---------   ---------
BALANCES, December 31, 1999                     250,000        --     7,189,183   $       7   $  28,440   $ (22,721)

Common shares issued at $9.50 per share for
cash on March 30, 2000 private placement,
net of cash financing costs of $355                --          --       526,316           1       4,644        --

Common shares issued upon exercise of
warrants and options at prices ranging from
$0.79 to $5.99 per share                           --          --       410,500        --           663        --

Net Loss                                           --          --          --          --          --        (2,292)
                                              ---------   ---------   ---------   ---------   ---------   ---------

BALANCES, June 30, 2000                         250,000        --     8,125,999   $       8   $  33,747   $ (25,013)
                                              =========   =========   =========   =========   =========   =========










                   The accompanying notes are an integral part of these financial statements

                                                      5

                               INFONOW CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (US Dollars in Thousands)

                                                                  Six Months
                                                                Ended June 30
                                                             ------------------
                                                               2000       1999
                                                             -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $(2,292)   $   (21)
Adjustments to reconcile net loss to net cash used in
operating activities:
     Depreciation and amortization                               354        253
     Changes in operating assets and liabilities:
     Accounts receivable                                        (293)        17
     Other assets and deferred charges                           (88)      (168)
     Other current assets                                        (16)        46
     Payables and accrued liabilities                           (238)       209
     Unearned revenue and prepaid service fees                    45        148
                                                             -------    -------
Net cash provided by (used in) operating activities           (2,528)       484

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Purchase of property and equipment                         (868)      (368)
                                                             -------    -------
Net cash flow used in investing activities                      (868)      (368)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock                4,645       --
     Proceeds from the exercise of options and warrants          663        159
     Principal payment on debt obligations                       (51)       (50)
                                                             -------    -------
Net cash flows provided by financing activities                5,257        109

Net increase in cash and cash equivalents                      1,861        225

CASH AND CASH EQUIVALENTS, beginning of period                 5,356      1,303
                                                             -------    -------

CASH AND CASH EQUIVALENTS, end of period                     $ 7,217    $ 1,528
                                                             =======    =======

Supplemental Information:
  Cash paid during the period for interest                   $     4    $     9

Non cash financing and investing activities:
   Acquisition of property through capital leases            $    67    $     0


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

     The financial statements as of December 31, 1999, have been derived from audited financial statements. The financial statements should be read in conjunction with the financial statements and accompanying notes contained in InfoNow's Form 10-KSB for the fiscal year ended December 31, 1999. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that will be achieved for the entire fiscal year ending December 31, 2000.


Note 2. EQUITY TRANSACTIONS

     On March 30, 2000 InfoNow sold 526,316 shares of common stock in a private placement to Putnam Information Sciences Trust, NR Ventures, Ltd., and RIT Capital Partners, PLC. Putnam purchased 105,263 shares of common stock, and NR Ventures and RIT Capital Partners collectively purchased 421,053 shares of common stock. The private placement resulted in gross proceeds of $5,000,000, or $9.50 per share. Net cash proceeds of $4,645,000 were realized after a deduction of $355,000 of cash issuance costs.

     On January 28, 2000, we issued 47,500 shares of common stock in conjunction with a cash-less exercise of warrants issued to Environmental Systems Research Institute, Inc., as a settlement of a contract dispute. The remaining warrants not exercised were canceled. The value of the warrants, $164,000, was capitalized in April 1996 as software development cost and subsequently amortized over 2 years.

     During the first and second quarters of 2000, we issued 363,000 shares of common stock as a result of the exercise of options and warrants by employees and the 47,500 cash-less exercise of warrants discussed above. The per-share price range of $0.79 to $5.99 resulted in gross proceeds of $663,000.

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

General Information and Overview
--------------------------------

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

     As of June 30, 2000, we had 54 clients. Most of our clients are large multinational companies who have extensive branch or reseller networks. Our clients include American Airlines, Apple, Allstate, Bank of America, Citibank, Citicorp Diners Club, Compaq, 3Com, FedEx, First Union, Hewlett Packard, IBM, Intel, Lucent, Maytag, Motorola, Novell, Red Hat, Sony, UPS, Visa and Vision Service Plan.

     Our services are sold on the basis of multi-year service contracts. The initial term of these contracts are one to three years and are renewable upon mutual agreement. A typical contract fee includes two components, a setup fee and a recurring service fee. The setup fee covers the initial development of a customized, client-specific access to our service, and the design and implementation of client databases. The recurring monthly service fee covers hosting of the service and performance of recurring maintenance to the client databases and core applications. In the third quarter, we plan to launch our iCommerce product line. We expect that our fees will be based on a percentage of the transactions conducted via our services that we have called revenue sharing fees.

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

     Our success in achieving profitability is primarily dependent on market acceptance and future sales of our services to additional customers as well as growing services with existing customers to offset operating costs. We have significantly increased our spending in sales, marketing and product development in order to increase our market presence and broaden our product offerings, and we expect to generate operating losses during the year ending December 31, 2000. In addition, we plan to make significant expenditures on capital equipment and licensed software to implement and deploy our new iChannel services. We are also growing our executive management group and have hired a President and plan to fill additional senior level positions. The added depth and industry experience expected as a result of these new positions will add to the existing management team as we continue to grow our organization.

     Our limited operating history makes it difficult or impossible to predict our revenues and operating results. We believe that our prospects should be considered in light of the risks and difficulties encountered by companies at an early stage of development. We may not be successful in addressing these risks and difficulties.

Results of Operations
---------------------

     Comparison of the Three Months Ended June 30, 2000 to the Three Months Ended June 30, 1999
--------------------------------------------------------------------------------

     Net Revenues. Our revenues consist primarily of setup fees from new contracts and monthly service fees from ongoing contracts for our services. Total revenues increased by $494,000, or 37% for the three months ended June 30, 2000, compared to the same period in the previous year. The increased revenues were generated by additional contracts sold and implemented during the last twelve months. Setup fees increased by 18%, from $381,000 to $448,000. Service Fees increased by 42%, from $902,000 to $1,285,000. Quarterly service fees were impacted by the non renewal of certain services by three clients. The non renewals reduced recurring service fees by $152,000 during the Quarter. The impact of non-renewals Quarterly service fees would have increased by 59% over the prior year for the same period. The increase in fees was due to the implementation of new contracts and higher average monthly service fees per contract. Miscellaneous revenues increased by 125% from $36,000 to $81,000. The increase in miscellaneous revenues as due to an increase in the number of contracts with charges for voice recordings, faxes, geocoding and telecommunications..

     Cost of Revenues. The cost of revenues increased from 47% of revenues for the three-month period ended June 30, 1999, to 60% of revenues for the three-month period ended June 30, 2000. The total cost of revenues, over the same period, increased by 74% or $458,000. This increase is a result of increased costs in creating and expanding an infrastructure for delivering our services. These costs include technical personnel payroll, recruiting fees, data royalties, depreciation and amortization for server equipment and capitalized software development, telecommunications and other costs related to operating our data center. We experienced a 19% increase in staff during the Quarter and have spent $74,000 in non recurring recruiting fees. We expect that the growth in this area will stabilize near our current levels and that we will be able to maintain the expanded infrastructure at these levels. Gross margins are expected to increase after we build our infrastructure to serve our existing clients as well as anticipated iCommerce services.

     Product Development. Product Development expenses consist of time spent on development not specifically associated with a client contract. To date, product development costs have been comprised of subcontracted costs and salaries and related costs. Historically a majority of product development expenses have been incurred in conjunction with delivery of our services to customers and were classified in the cost of revenues. We have significantly increased investment in personnel dedicated to product development. Most of the effort for this group during the Quarter has been directed towards developing the iCommerce portion of our iChannel suite. iCommerce is currently in Beta test phase and is slated for release later this year. We expected that growth in product development would slow relative to sales. Total product development costs increased from $43,000 to $416,000 for the three month period ended June 30 1999 compared to the three month period ended June 30, 2000. This increase is a result of increased salaries, contract labor and consulting costs, and personnel support costs. We have accelerated spending on project development, not directly associated with specific customer contracts, with proceeds received from the financing completed in December 1999 and March 2000.

     Selling and Marketing Expenses. Selling and marketing expenses, which consist of payroll costs, sales commissions, travel and promotion expenses increased from 28% of revenues for the three-month period ended June 30, 1999, to 72% of revenues for the three-month period ended June 30, 2000. The total amount of selling and marketing expenses increased by 259%, or $949,000. The overall increase is primarily the result of the addition of sales personnel, marketing and promotion costs, recruiting, contract labor and consulting, and depreciation. We have been able to increase spending on selling and marketing activities with proceeds received from financing, completed in December 1999 and March 2000.

     General and Administrative Expenses. General and administrative expenses consist primarily of payroll costs for InfoNow's executive, accounting and administrative personnel, facilities costs, insurance and other general corporate expenses. General and administrative expenses increased from 19% of revenues for the three-month period ended June 30, 1999, to 37% of sales for the three-month period ended June 30, 2000. The total amount of general and administrative expenses increased by 171%, or $422,000. The overall increase is the result of additional administrative costs, such as increased salaries, rent, legal fees, and business insurance, related to growth in business activity. Staffing has increased by 50% during the Quarter and are necessary to support existing and planned growth. The executive search has translated into a large increase in recruiting costs and we expect that fees will continue until all positions are filled.

     Provision for Income Taxes. InfoNow has paid no income taxes since its inception and has not recorded a provision for income taxes.

     Non-Operating Income (Expense). Net non-operating income was $19,000 for the three months ended June 30, 1999 compared to $121,000 for the three months ended June 30, 2000. A combination of an increase in cash and cash equivalents and higher interest rates has driven non-operating income up. Cash and cash equivalents increased from $1,528,000 at June 30, 1999 compared to $7,217,000 at June 30, 2000. The interest rate increased from 4.25% in June 1999 to 5.75% in June 2000. $5,000,000 of financing proceeds were deposited on December 31, 1999 and an additional $5,000,000 of financing proceeds were deposited on March 31, 2000.

     Net Loss. Net income for the period ended June 30, 1999 was $60,000 compared to $1,546,000 net loss for the period ended June 30, 2000, a $1,606,000 decrease. This decrease is due to a 172% increase in total expenses and a 45% increase in total revenues for the Quarter ended June 30, 2000 as compared to the Quarter ended June 30, 1999 as discussed further above.

     Comparison of the Six Months Ended June 30, 2000 to the Six Months Ended June 30, 1999
--------------------------------------------------------------------------------

     Net Revenues. The Company's revenues consist primarily of setup fees from new contracts and monthly service fees from ongoing contracts for our services. Total revenues increased by $1,196,000, or 49% for the six months ended June 30, 2000, compared to the same period in the previous year. The increased revenues were generated by additional contracts sold and implemented during the last twelve months. Setup fees increased by 11%, from $737,000 to $816,000. Service Fees increased by 72%, from $1,545,000 to $2,666,000. The increase in fees was due to the implementation of new contracts and higher average monthly service fees per contract as discussed earlier. Miscellaneous revenues decreased by 25% from $186,000 to $139,000. No bad debt expense was incurred for the six months ended June 30, 2000 as compared to $44,000 for the six months ended June 30, 1999. The reduction in miscellaneous revenues was due to a decrease in the number of contracts with charges for map fees, faxes, geocoding and telecommunications.

     Cost of Revenues. The cost of revenues increased from 48% of revenues for the six-month period ended June 30, 1999, to 59% of revenues for the six-month period ended June 30, 2000. The total cost of revenues, over the same period, increased by 82% or $961,000. This increase is a result of increased costs in creating and expanding an infrastructure for delivering our services, discussed above. These costs include technical personnel payroll, recruiting fees, data royalties, depreciation and amortization for server equipment and capitalized software development, telecommunications and other costs related to operating our data center. Gross margins are expected to increase as we build our infrastructure to serve our existing clients as well as anticipated iCommerce services.

     Product Development. Product Development expenses consist of time spent on development not specifically associated with a client contract. To date, product development costs have been comprised of subcontracted costs and salaries and related costs. A majority of product development expenses have been incurred in conjunction with delivery of our services to customers and are classified in the cost of revenues. Total product development costs increased from $85,000 to $664,000 for the six month period ended June 30 1999 compared to the three month period ended June 30, 2000. This increase is a result of increased salaries, contract labor and consulting costs, and personnel support costs. We have accelerated spending on project development, not directly associated with specific customer contracts, with proceeds received from the financing completed in December 1999 and March 2000.

     Selling and Marketing Expenses. Selling and marketing expenses, which consist of payroll costs, sales commissions, travel and promotion expenses increased from 31% of revenues for the six-month period ended June 30, 1999, to 64% of revenues for the six-month period ended June 30, 2000. The total amount of selling and marketing expenses increased by 209%, or $1,558,000. The overall increase is primarily the result of the addition of sales personnel, marketing and promotion costs, recruiting, contract labor and consulting, and depreciation. We have been able to increase spending on selling and marketing activities with proceeds received from financing, completed in December 1999 and March 2000.

     General and Administrative Expenses. General and administrative expenses consist primarily of payroll costs for InfoNow's executive, accounting and administrative personnel, facilities costs, insurance and other general corporate expenses. General and administrative expenses increased from 20% of revenues for the six-month period ended June 30, 1999, to 27% of sales for the six-month period ended June 30, 2000. The total amount of general and administrative expenses increased by 102%, or $501,000. The overall increase is the result of additional administrative costs, such as increased salaries, rent, legal fees, and business insurance, related to growth in business activity.

     Non-Operating Income (Expense). Net non-operating income was $46,000 for the six months ended June 30, 1999 compared to $178,000 for the six months ended June 30, 2000. The increase is due to additional interest income on cash and cash equivalents. Cash and cash equivalents increased from $1,528,000 at June 30, 1999 compared to $7,217,000 at June 30, 2000. The interest rate increased from 4.25% in March 1999 to 5.25% in March 2000. $5,000,000 of financing proceeds were deposited on December 31, 1999 and an additional $5,000,000 of financing proceeds were deposited on March 31, 2000.

     Net Loss. The net loss for the period ended June 30, 1999 was $21,000 compared to $2,292,000 net loss for the period ended June 30, 2000, a $2,271,000 decrease. This decrease is due to increased operating expenses associated with our planned growth and small corresponding increases in revenues, as discussed earlier.

Liquidity and Capital Resources
-------------------------------

     InfoNow has financed its operations through private placement of equity securities and through borrowing arrangements. We have received a total of approximately $14,815,000 from private offerings and an additional $2,631,000 from the exercise of stock options and warrants since we began marketing our eCommerce channel management services in 1996.

     We had cash and equivalents of $7,217,000 at June 30, 2000, compared to $9,395,000 at March 31, 2000. The decrease is associated with the increased spending on product development, marketing, and capital investments as well as increased staffing needs to meet our current growth demands. In addition, we received proceeds of $594,000 from the exercise of stock options and warrants during the quarter. Revenues have increased from year to year for the above stated Quarter, however the increases have not been sufficient to cover the increase in operating expenses. We envision that the use of cash will remain at the current level through the end of the 3rd Quarter.

     Net cash provided from operating activities during the six months ended June 30, 1999 was $484,000, compared to net cash used in operating activities of $2,528,000 during the six months ended June 30, 2000. This decrease is primarily due to an increase in net loss, a decrease in accounts payable (including a non recurring expenditure related to the private placement totaling $655,0000), an increase in accounts receivable, and an increase in depreciation.

     Cash used in investing activities increased to $868,000 from $368,000 for the six-month period ended June 30, 2000 compared to the six-month period ended June 30, 1999. This increase is related to the purchase of computer hardware and software for our data centers and additional personnel, as well as for leasehold improvements. We have spent $726,000 on technology (computers, software and network related equipment) and $154,000 on equipment and lease hold improvements over the past six months. These costs are directly related to facilities and support equipment for additional staff.

     Net cash generated from financing activities during the six months ended June 30, 2000 was $5,257,000 that included $5,000,000 of cash received from issuance of common stock and $663,000 from the exercise of stock options and warrants. There were $355,000 of costs incurred related to the common stock issuance which are non-recurring expenses.

     The proceeds received from the March 31, 2000 funding of $5,000,000 cash are being used in the following areas:

     o    Increased product development expenditures

     o Hire additional executive level staff, sales personnel and product development personnel.

     o Increase marketing expenditures; specifically hire additional marketing personnel and increase marketing programs

     o Increase operational and administrative personnel to handle anticipated increases in our business and further increases of our infrastructure

     o Expansion of facilities space and addition of furniture and equipment to support our growing staffing needs

     We currently project that available cash balances, together with projected cash flow from recurring service fees and anticipated new sales, will be sufficient to fund our operations for at least the next twelve months. These projections assume that revenues from new sales and from recurring service fees will continue to provide cash from its operations and that our overall operating costs will reduce as a percent of operating revenues.

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

     SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activites. InfoNow has not fully assessed the impact of the adoption of SFAS 133, and has not yet determined if implementation of SFAS 133 will have a material impact upon adoption at January 1, 2001.

Risks of Forward Looking Statements
-----------------------------------

     Our actual results may vary materially from the forward-looking statements made above. We intend that such statements be subject to the safe harbor provision of the Securities Act. Our forward-looking statements include the plans and objectives of management for future operations and relate to a variety of factors, including management's assumptions about our ability to:

     o    Gain market acceptance of our services

     o Accurately forecast and meet demands for our services, including our ability to maintain technical performance of the system as new clients are added

     o    Maintain our ability to serve our existing customers

     o Improve our operational and financial systems in order to address planned growth in our operations

     o Maintain pricing and adequate profit margins on our products and services

     o    Retain and attract qualified technical personnel

     o Develop future enhancements to our services and control development costs of those enhancements

     o    Respond to competitive threats

     o    Raise additional capital, if needed.

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

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of stockholders on April 21, 2000. The following incumbent directors were re-elected to their positions to serve until the next annual meeting or their successor is elected. The following votes were cast with respect to the election of directors:

                                              For             Withhold
                                           ---------          --------

     Michael Basch                         5,407,604           18,188

     Stuart Fullinwider                    5,415,154           10,638

     Michael Johnson                       5,425,284              508

     Duane Wentworth                       5,423,816            1,976


     The Company also submitted two additional proposals for shareholder consideration:

     Proposal #2.

          To approve the 1999 Stock Option plan of the Company.

             For                  Against                   Abstain
             ---                  -------                   -------

          2,759,479               104,131                  2,558,582


     Proposal #3.

          Ratification of the appointment of Deloitte & Touche, LLP as the independent auditors of the Company for fiscal year ended December 31, 2000..

             For                  Against                   Abstain
             ---                  -------                   -------

          5,417,450                 8,342                         0


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

   Dated:  August 7, 2000

                                INFONOW CORPORATION

                                (Registrant)



                                /s/ Michael W. Johnson
                                ----------------------
                                Michael W. Johnson
                                Chairman, Chief Executive Officer
                                (Principal Executive Officer)


                                /s/ Kevin D. Andrew
                                -------------------
                                Kevin D. Andrew
                                Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX



Exhibit
Number      Description
------      -----------

3.1         Certificate of Incorporation of the Company, as amended (A)
3.1.1 Certificate of Designation, Preferences and Rights of Series B Convertible Participating Preferred Stock of InfoNow Corporation (B)
3.2         Bylaws of the Company, as amended (C)
4.1 Form of Common Stock certificate for the Company's Common Stock, $.001 par value per share (C)
4.4         Form of Class C Warrant (D)
4.5         Form of Series B Convertible Preferred Stock Certificate (B)
10.14       InfoNow 1990 Stock Option Plan, as amended and restated January 23,
            1998 (E)
10.15       InfoNow 1999 Stock Option Plan (F)
10.30 Employment Agreement between the Company and Kevin D. Andrew dated March 1, 1996 (G)
10.36 Employment Agreement between the Company and Michael W. Johnson dated January 1, 1998 (H)
10.37 Agreement dated October 23, 1997 between the Company and Michael W. Johnson regarding sale of the Company (H)
10.38 Letter Agreement between the Company and Michael Basch dated September 21, 1998 (A)
10.40 Office Lease between Crescent Real Estate Equities Limited Partnership and InfoNow Corporation dated March 2, 1999 (B)
10.41       Letter Agreement between the Company and Peter Bryant dated June 14,
            2000
27.1        Financial Data Schedule

------------------

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