Form 10-Q
period 2000-09-30
INFONOW CORP /
filed 2000-11-14
CIK 879684

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                 [X] Yes [ ] No

As of November 13, 2000, there were 8,146,244 shares of the Registrant's common stock outstanding.

                               INFONOW CORPORATION

                                      INDEX

                                                                        Page No.
                                                                        --------
                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Unaudited Balance Sheets - September 30, 2000
           and December 31, 1999..............................................3

         Unaudited Statements of Operations - For the Three Months and Nine
           Months Ended September 30, 2000 and September 30, 1999.............4

         Unaudited Statement of Stockholders Equity - For the
           Nine Months Ended September 30, 2000...............................5

         Unaudited Statements of Cash Flows - For the Nine Months
           Ended September 30, 2000 and September 30, 1999....................6

         Notes to Unaudited Financial Statements..............................7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS..........................................8


                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................14

         SIGNATURES..........................................................15


                             PART I - FINANCIAL INFORMATION
                             ------------------------------

ITEM 1. FINANCIAL STATEMENTS

                                   INFONOW CORPORATION
                                     BALANCE SHEETS
                                (US Dollars in Thousands)
                                       (Unaudited)

                                                      September 30, 2000    December 31, 1999
                                                      ------------------    -----------------
CURRENT ASSETS:
Cash and cash equivalents                                  $  5,207             $  5,356
Restricted cash                                                  76                   76
Accounts receivable, net                                      1,831                  867
Prepaids and other current assets                               172                   88
                                                           --------             --------
         Total current assets                                 7,286                6,387

Property and equipment, net                                   2,087                1,062

Other assets and deferred charges                                46                   30
                                                           --------             --------
         Total assets                                      $  9,419             $  7,479
                                                           ========             ========

CURRENT LIABILITIES:
Notes payable - current portion                            $    122             $     81
Accounts payable and accrued expenses                         1,080                1,172
Unearned revenue and prepaid service fees                       491                  462
                                                           --------             --------
         Total current liabilities                            1,693                1,715

NOTES PAYABLE, net of current portion                           307                   38

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value; 1,962,335 shares
   authorized, 250,000 shares issued and outstanding at
   September 30, 2000 and December 31, 1999 of Series B
   Convertible Preferred Stock (liquidation preference
   of $5,000,000)                                              --                   --

  Common stock, $.001 par value; 15,000,000 shares
  authorized, 8,146,244 and 7,189,183 shares issued
  and outstanding at September 30, 2000 and
  December 31, 1999 respectively                                  8                    7

Additional paid-in capital                                   33,789               28,440
Accumulated deficit                                         (26,378)             (22,721)
                                                           --------             --------
         Total stockholders' equity                           7,419                5,726
                                                           --------             --------
Total liabilities and stockholders' equity                 $  9,419             $  7,479
                                                           ========             ========

       The accompanying notes are an integral part of these financial statements

                                           3


                                    INFONOW CORPORATION
                                 STATEMENTS OF OPERATIONS
                                        (UNAUDITED)
                         (In thousands, except per share amounts)


                                        Three Months Ended           Nine Months Ended
                                        -------------------          -----------------
                                           September 30                 September 30
                                           ------------                 ------------
                                        2000          1999          2000            1999
                                        ----          ----          ----            ----
REVENUES                            $     2,001    $     1,553   $     5,617    $     3,977
COST OF REVENUES                          1,286            761         3,416          1,933
                                    -----------    -----------   -----------    -----------
      Gross profit                          715            792         2,201          2,044
                                    -----------    -----------   -----------    -----------

OPERATING EXPENSES:

Selling and marketing                     1,233            437         3,538          1,183
Product development                         399             55         1,063            139
General and administrative                  542            238         1,533            728
                                    -----------    -----------   -----------    -----------
Total operating expenses                  2,174            730         6,134          2,050
                                    -----------    -----------   -----------    -----------

Operating income (loss)                  (1,459)            62        (3,933)            (6)

OTHER INCOME:
Interest income, net                         98             13           276             37
Other non-operating income                    0              0             0             23
                                    -----------    -----------   -----------    -----------
                                             98             13           276             60

NET INCOME (LOSS)                   $    (1,361)   $        75   $    (3,657)   $        54
                                    ===========    ===========   ===========    ===========


Earnings (Loss) per common share:
        Basic                       $      (.17)   $       .01   $      (.47)   $       .01
                                    ===========    ===========   ===========    ===========
        Diluted                     $      (.17)   $       .01   $      (.47)   $       .01
                                    ===========    ===========   ===========    ===========


WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING
        Basic                         8,144,000      7,046,000     7,815,000      7,032,000
                                    ===========    ===========   ===========    ===========
        Diluted                       8,144,000      8,513,000     7,815,000      8,502,000
                                    ===========    ===========   ===========    ===========


         The accompanying notes are an integral part of these financial statements

                                             4


                                               INFONOW CORPORATION
                                        STATEMENT OF STOCKHOLDERS' EQUITY
                                                   (UNAUDITED)
                                  For the nine months ended September 30, 2000
                               (In thousands, except share and per share amounts)


                                              Preferred     Shares     Common      Shares    Additional   Accumulated
                                               Shares       Amount     Shares      Amount  Paid-In-Capital  Deficit
                                              ---------   ---------   ---------   --------- ------------- ---------
BALANCES, December 31, 1999                     250,000        --     7,189,183   $       7   $  28,440   $ (22,721)

Common shares issued at $9.50 per share for
cash on March 30, 2000 private placement,
net of cash financing costs of $355                --          --       526,316           1       4,644        --

Common shares issued upon exercise of
warrants and options at prices ranging from
$0.79 to $5.99 per share                           --          --       428,626        --           687        --

Common shares & options issued for contract
services                                           --          --         2,119        --            18        --

Net Loss                                           --          --          --          --          --        (3,657)
                                              ---------   ---------   ---------   ---------   ---------   ---------

BALANCES, September 30, 2000                    250,000        --     8,146,244   $       8   $  33,789   $ (26,378)
                                              =========   =========   =========   =========   =========   =========



                    The accompanying notes are an integral part of these financial statements

                                                       5

                               INFONOW CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (US Dollars in Thousands)


                                                             Nine Months Ended
                                                                September 30
                                                             ------------------
                                                               2000      1999
                                                               ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $(3,657)   $    54
Adjustments to reconcile net loss to net cash used in
operating activities:
     Depreciation and amortization                               557        400
     Allowance for bad debt                                     --           32
     Stock compensation expense                                   18       --
     Changes in operating assets and liabilities:
        Accounts receivable                                     (964)      (274)
        Other assets and deferred charges                        (14)       (21)
        Other current assets                                     (86)      (264)
        Payables and accrued liabilities                         (91)       288
        Unearned revenue and prepaid service fees                 27        220
                                                             -------    -------
Net cash provided by (used in) operating activities           (4,210)       435

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Purchase of property and equipment                       (1,198)      (541)
     Data acquisition costs                                       (5)       (13)
                                                             -------    -------
Net cash flow used in investing activities                    (1,203)      (554)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock                4,645       --
     Proceeds from the exercise of options and warrants          688        219
     Payment of capital lease obligations                       --          (38)
     Proceeds from notes payable                                --         --
     Principal payment on debt obligations                       (69)       (57)
                                                             -------    -------
Net cash flows provided by financing activities                5,264        124

Net increase in cash and cash equivalents                       (149)         5

CASH AND CASH EQUIVALENTS, beginning of period                 5,356      1,303
                                                             -------    -------

CASH AND CASH EQUIVALENTS, end of period                     $ 5,207    $ 1,308
                                                             =======    =======

Supplemental Information:
  Cash paid during the period for interest                   $     6    $    13

Non cash financing and investing activities:
   Acquisition of property through capital leases            $   310    $     0


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

     The financial statements as of December 31, 1999, have been derived from audited financial statements. The financial statements should be read in conjunction with the financial statements and accompanying notes contained in InfoNow's Form 10-KSB for the fiscal year ended December 31, 1999. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that will be achieved for the entire fiscal year ending December 31, 2000.



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

     On January 28, 2000, we issued 47,500 shares of common stock in conjunction with a cashless exercise of warrants issued to Environmental Systems Research Institute, Inc., as a settlement of a contract dispute. The remaining warrants not exercised were canceled. The value of the warrants, $164,000, was capitalized in April 1996 as software development cost and subsequently amortized over 2 years.

     During the first, second and third quarters of 2000, we issued 381,100 shares of common stock as a result of the exercise of options and warrants by employees and the 47,500 cashless exercise of warrants discussed above. The per-share price range of $0.79 to $5.99 resulted in gross proceeds of $688,000.

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

General Information and Overview

     InfoNow provides Enterprise Channel Management solutions that enable channel dependent companies to solve channel conflict by enabling manufacturers to sell online through their existing channels and channel partners. A recent Forrester Research survey identified conflict with existing sales channels as the single biggest obstacle keeping manufacturers from selling online. InfoNow's Global Enterprise Channel Management solution, consisting of the iChannel suite of eBusiness services, resolves channel conflict and maximizes sales success by providing referrals, leads, e-commerce and customer relationship management
(CRM) capabilities to the channel partners best aligned to close the sale. Channel partners for our clients can include their product dealers, distributors, value-added resellers and agents. We provide these services to our clients over the Internet or via secure, private extranets and intranets. Our server centers house proprietary software, databases, and systems that respond to inquiries received across a client's enterprise, including Internet sites, interactive voice response systems and call centers.

     As of September 30, 2000, we had 54 clients. Most of our clients are large multinational companies who have extensive branch or reseller networks. Our clients include American Airlines, Apple, Allstate, Bank of America, Citibank, Citicorp Diners Club, Compaq, 3Com, FedEx, First Union, Hewlett Packard, IBM, Intel, Lucent, Maytag, Motorola, Novell, Red Hat, Sony, UPS, Visa and Vision Service Plan.

     Our services are sold on the basis of multi-year service contracts. The initial term of these contracts is one to three years and are renewable upon mutual agreement. A typical contract fee includes two components, a setup fee and a recurring service fee. The setup fee covers the initial development of a customized, client-specific access to our service, and the design and implementation of client databases. The recurring monthly service fee covers hosting of the service and performance of recurring maintenance to the client databases and core applications. In the fourth quarter, we plan to launch our iCommerce product line. We expect that our fees will be based on a percentage of the transactions conducted via our services or based on the number of participating channel partners.


     Currently, the combined fees for the initial year of service typically range from $30,000 for a simple installation to greater than $750,000 for a complex application involving multiple services across several customer "touch points" and geographies. These ranges exclude revenue sharing fees, which would be based on a percentage of the transaction value flowing through our iChannel Enterprise Channel Management services. The actual setup and monthly service fees are determined based on a variety of factors, including the type(s) of service selected, the number of client locations supported, anticipated transaction volumes, geographic coverage of the service and the level of service customization requested by the client. We also may charge transaction fees for some elements of our services depending upon the specific client configuration such as fax transactions, voice recordings and dedicated telecommunication lines. Our services are modular and all, or a portion of the services can be selected depending on client requirements.

     We recognize revenues from setup fees for implementation of our services on the percentage of completion method using project milestones. Monthly service fees are recognized as services are rendered over the term of the contract. We market our services through our direct sales force.

     Our success in achieving profitability is primarily dependent on market acceptance and future sales of our services to additional customers as well as growing services with existing customers to offset operating costs. We have significantly increased our spending in sales, marketing and product development in order to increase our market presence and broaden our product offerings, and we expect to generate operating losses during the year ending December 31, 2000. In addition, we plan to make significant expenditures on capital equipment and licensed software to implement and deploy our new iChannel services. We are also growing our management team and have hired a President and Executive Vice President of Sales. We have further plans to increase staffing in the areas of investor relations, sales and strategic alliances. The added depth and industry experience expected as a result of these new positions will add to the existing management team as we continue to grow our organization.

     Our limited operating history makes it difficult or impossible to predict our revenues and operating results. We believe that our prospects should be considered in light of the risks and difficulties encountered by companies at an early stage of development. We may not be successful in addressing these risks and difficulties.

Results of Operations

     Comparison of the Three Months Ended September 30, 2000 to the Three Months Ended September 30, 1999
--------------------------------------------------------------------------------

     Net Revenues. Our revenues consist primarily of setup fees from new contracts and monthly service fees from ongoing contracts for our services. Total revenues increased by $448,000, or 29% for the three months ended September 30, 2000, compared to the same period in the previous year. The increased revenues were generated by additional contracts sold and implemented during the last twelve months. Setup fees increased by 67%, from $365,000 to $610,000. Service Fees increased by 29%, from $1,006,000 to $1,300,000. The increase in fees was due to the implementation of new contracts and higher average monthly service fees per contract. Miscellaneous revenues decreased by 50% from $182,000 to $91,000. The decrease in miscellaneous revenues is associated with efforts that did not reoccur during the three months ending September 2000.

     Cost of Revenues. The cost of revenues increased from 49% of revenues for the three-month period ended September 30, 1999, to 64% of revenues for the three-month period ended September 30, 2000. The total cost of revenues, over the same period, increased by 69% or $525,000. This increase is a result of increased costs in creating and expanding an infrastructure for delivering our services. These costs include technical personnel payroll, recruiting fees, data royalties, depreciation and amortization for server equipment and capitalized software development, telecommunications and other costs related to operating our data center. We experienced a 19% increase in staff during the quarter and have incurred increased expenditures for payroll and recruiting efforts. We expect that the growth in this area will stabilize near our current levels and that we will be able to maintain the expanded infrastructure at these levels. Gross margins are expected to increase after we build our infrastructure to serve our existing clients as well as anticipated iCommerce services.

     Product Development. Product Development expenses consist of time spent on development not specifically associated with a client contract. To date, product development costs have been comprised of subcontracted costs and salaries and related costs. Historically a majority of product development expenses have been incurred in conjunction with delivery of our services to customers and were classified in the cost of revenues. We have significantly increased investment in personnel dedicated to product development. Most of the effort for this group during the Quarter has been directed towards developing the iCommerce portion of our iChannel suite. We have completed development of the initial release of the iCommerce suite. We expect future efforts to add additional functionality to existing products. Growth in expenditures is expected to decrease relative to sales. Total product development costs, not related to specific clients, increased from $55,000 to $399,000 for the three month period ended September 30 1999 compared to the three month period ended September 30, 2000. Most of the increased costs in the 3rd quarter are associated with the development of the iCommerce portion of our iChannel suite, and relate to increased salaries and related costs, contract labor and consulting costs, and personnel support costs. The development of the initial release of the iCommerce suite is now complete. Development costs are expected to moderate as we focus on enhancing functionality of the existing product.

     Selling and Marketing Expenses. Selling and marketing expenses, which consist of payroll costs, sales commissions, travel and promotion expenses increased from 28% of revenues for the three-month period ended September 30, 1999, to 62% of revenues for the three-month period ended September 30, 2000. The total amount of selling and marketing expenses increased by 182%, or $796,000. The overall increase is primarily the result of the addition of sales personnel, marketing and promotion costs, recruiting, contract labor and consulting, and depreciation. We have been able to increase spending on selling and marketing activities with proceeds received from financing, completed in December 1999 and March 2000.

     General and Administrative Expenses. General and administrative expenses consist primarily of payroll costs for InfoNow's executive, accounting and administrative personnel, facilities costs, insurance and other general corporate expenses. General and administrative expenses increased from 15% of revenues for the three-month period ended September 30, 1999, to 27% of sales for the three-month period ended September 30, 2000. The total amount of general and administrative expenses increased by 128%, or $304,000. The overall increase is the result of additional administrative costs, such as increased salaries, rent, contract labor/consulting and business insurance, related to growth in business activity. Staffing expenditures have increased due to hiring of our President during the Quarter. This was necessary to support existing and planned growth.

     Provision for Income Taxes. InfoNow has paid no income taxes since its inception and has not recorded a provision for income taxes, due to valuation allowances provided against net deferred tax assets, which consist primarily of operating loss carryforward.

     Non-Operating Income (Expense). Net non-operating income was $13,000 for the three months ended September 30, 1999 compared to $98,000 for the three months ended September 30, 2000. A combination of an increase in cash and cash equivalents and higher interest rates has driven non-operating income up. Cash and cash equivalents increased from $1,308,000 at September 30, 1999, compared to $5,207,000 at September 30, 2000. $5,000,000 of financing proceeds were deposited on December 31, 1999 and an additional $5,000,000 of financing proceeds were deposited on March 31, 2000.

     Net Loss. Net income for the period ended September 30, 1999, was $75,000 compared to $1,361,000 net loss for the period ended September 30, 2000, a $1,436,000 decrease. This decrease is the result of a 132% increase in total expenses and a 29% increase in total revenues for the Quarter ended September 30, 2000, as compared to the Quarter ended September 30, 1999, as discussed further above.

     Comparison of the Nine Months Ended September 30, 2000 to the Nine Months Ended September 30, 1999
------------------------------------------------------------------------------

     Net Revenues. The Company's revenues consist primarily of setup fees from new contracts and monthly service fees from ongoing contracts for our services. Total revenues increased by $1,640,000, or 41% for the nine months ended September 30, 2000, compared to the same period in the previous year. The increased revenues were generated by additional contracts sold and implemented during the last twelve months. Setup fees increased by 29%, from $1,103,000 to $1,426,000. Service Fees increased by 55%, from $2,551,000 to $3,961,000. The increase in fees was due to the implementation of new contracts and higher average monthly service fees per contract as discussed earlier. Miscellaneous revenues decreased by 29% from $323,000 to $230,000. The reduction in miscellaneous revenues was associated with efforts that did not reoccur during the nine months ending September 2000. No bad debt expense was incurred for the nine months ended September 30, 2000, as compared to $32,000 for the nine months ended September 30, 1999.

     Cost of Revenues. The cost of revenues increased from 49% of revenues for the nine-month period ended September 30, 1999, to 61% of revenues for the nine-month period ended September 30, 2000. The total cost of revenues, over the same period, increased by 77% or $1,483,000. This increase is a result of increased costs in creating and expanding an infrastructure for delivering our services, discussed above. These costs include technical personnel payroll, recruiting fees, data royalties, depreciation and amortization for server equipment and capitalized software development, telecommunications and other costs related to operating our data center. Gross margins are expected to increase as we build our infrastructure to serve our existing clients as well as anticipated iCommerce services.

     Product Development. Product Development expenses consist of time spent on development not specifically associated with a client contract. To date, product development costs have been comprised of subcontracted costs, salaries and related costs. A majority of product development expenses have been incurred in conjunction with delivery of our services to customers and are classified in the cost of revenues. Total product development costs not related to specific clients increased from $139,000 to $1,063,000 for the nine month period ended September 30 1999, compared to the nine month period ended September 30, 2000. This increase is a result of increased salaries, contract labor and consulting costs, and personnel support costs. We have accelerated spending on project development, not directly associated with specific customer contracts, with proceeds received from the financing completed in December 1999 and March 2000.

     Selling and Marketing Expenses. Selling and marketing expenses, which consist of payroll costs, sales commissions, travel and promotion expenses increased from 30% of revenues for the nine-month period ended September 30, 1999, to 63% of revenues for the nine-month period ended September 30, 2000. The total amount of selling and marketing expenses increased by 199%, or $2,355,000. The overall increase is primarily the result of the addition of sales personnel, marketing and promotion costs, recruiting, contract labor and consulting, and depreciation. We have been able to increase spending on selling and marketing activities with proceeds received from financing, completed in December 1999 and March 2000.

     General and Administrative Expenses. General and administrative expenses consist primarily of payroll costs for InfoNow's executive, accounting and administrative personnel, facilities costs, insurance and other general corporate expenses. General and administrative expenses increased from 18% of revenues for the nine-month period ended September 30, 1999, to 27% of sales for the nine-month period ended September 30, 2000. The total amount of general and administrative expenses increased by 111%, or $805,000. The overall increase is the result of additional administrative costs, such as increased salaries, rent, legal fees, and business insurance, related to growth in business activity.

     Non-Operating Income (Expense). Net non-operating income was $60,000 for the nine months ended September 30, 1999 compared to $276,000 for the nine months ended September 30, 2000. The increase is due to additional interest income on cash and cash equivalents. Cash and cash equivalents increased from $1,308,000 at September 30, 1999 compared to $5,207,000 at September 30, 2000.
$5,000,000 of financing proceeds were deposited on December 31, 1999 and an additional $5,000,000 of financing proceeds were deposited on March 31, 2000.

     Net Loss. The net income for the period ended September 30, 1999 was $54,000 compared to $3,657,000 net loss for the period ended September 30, 2000, a $3,711,000 decrease. This decrease is due to increased operating expenses associated with our planned growth and small corresponding increases in revenues, as discussed earlier.

Liquidity and Capital Resources

     InfoNow has financed its operations through private placement of equity securities and through borrowing arrangements. We have received a total of approximately $14,815,000 from private offerings and an additional $2,656,000 from the exercise of stock options and warrants since we began marketing our enterprise channel management services in 1996.

     We had cash and cash equivalents of $5,207,000 at September 30, 2000, compared to $5,356,000 at December 31, 1999. The decrease is associated with the increased spending on product development, marketing, and capital investments as well as increased staffing needs to meet our current growth demands. With a planned reduction in cash needs over the next several quarters, we do not currently plan to seek additional investment capital based on current cash balances and projected revenues.

     Net cash provided from operating activities during the nine months ended September 30, 1999 was $435,000, compared to net cash used in operating activities of $4,210,000 during the nine months ended September 30, 2000. This decrease is primarily due to an increase in net loss, and an increase in accounts receivable.

     Cash used in investing activities increased to $1,203,000 from $554,000 for the nine-month period ended September 30, 2000 compared to the nine-month period ended September 30, 1999. This increase is related to the purchase of computer hardware and software for our data centers and additional personnel, as well as for leasehold improvements. We have spent $949,000 on technology (computers, software and network related equipment) and $401,000 on equipment and leasehold improvements over the past nine months. These costs are directly related to facilities and support equipment for additional staff.

     Net cash generated from financing activities during the nine months ended September 30, 2000 was $5,264,000 that included $5,000,000 of cash received from issuance of common stock and $688,000 from the exercise of stock options net of $355,000 of costs incurred related to the common stock issuance.

     The proceeds received from the March 31, 2000 funding of $5,000,000 cash are being used in the following areas:

     o    Increased product development expenditures

     o Hire additional executive level staff, sales personnel and product development personnel

     o Increase marketing expenditures; specifically hire additional marketing personnel and increase marketing programs

     o Increase operational and administrative personnel to handle anticipated increases in our business and further increases of our infrastructure

     o Expansion of facilities space and addition of furniture and equipment to support our growing staffing needs

     We currently project that available cash balances, together with projected cash flow from recurring service fees and anticipated new sales, will be sufficient to fund our operations for at least the next twelve months. These projections assume that revenues from new sales and from recurring service fees will continue to provide cash from operations and that our overall operating costs will decrease as a percent of operating revenues.

     We expect that our anticipated revenue growth during the next several quarters will offset increases in operating costs before the end of our fiscal year 2001.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No.101 "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. InfoNow has not fully assessed the impact of the adoption of SAB 101, and have not yet determined if implementation of SAB 101 will have a material impact on the existing revenue recognition policies or its reported results of operations for the year ending December 31, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activites. InfoNow does not believe that the adoption of SFAS 133 will have a material impact on its current operations.

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

     Dated: November 13, 2000

                                INFONOW CORPORATION

                                (Registrant)



                                /s/ Michael W. Johnson
                                ------------------------------------------------
                                Michael W. Johnson
                                Chairman and Chief Executive Officer
                                (Principal Executive Officer)


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

                                  EXHIBIT INDEX



Exhibit
Number      Description
------      -----------

3.1         Certificate of Incorporation of the Company, as amended (A)
3.1.1 Certificate of Designation, Preferences and Rights of Series B Convertible Participating Preferred Stock of InfoNow Corporation (B)
3.2         Bylaws of the Company, as amended (C)
4.1 Form of Common Stock certificate for the Company's Common Stock, $.001 par value per share (C)
4.4         Form of Class C Warrant (D)
4.5         Form of Series B Convertible Preferred Stock Certificate (B)
10.14       InfoNow 1990 Stock Option Plan, as amended and restated January 23,
            1998 (E)
10.15       InfoNow 1999 Stock Option Plan (F)
10.30 Employment Agreement between the Company and Kevin D. Andrew dated March 1, 1996 (G)
10.36 Employment Agreement between the Company and Michael W. Johnson dated January 1, 1998 (H)
10.37 Agreement dated October 23, 1997 between the Company and Michael W. Johnson regarding sale of the Company (H)
10.38 Letter Agreement between the Company and Michael Basch dated September 21, 1998 (A)
10.40 Office Lease between Crescent Real Estate Equities Limited Partnership and InfoNow Corporation dated March 2, 1999 (B)
10.41       Letter Agreement between the Company and Peter Bryant dated June 14,
            2000
27.1        Financial Data Schedule
---------------------------

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