Form 10-K
period 2000-12-31
INFONOW CORP /
filed 2001-04-02
CIK 879684

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]      ANNUAL REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT
         OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO
                                                  ------------   ---------------

         Commission File No. 0-19813

                               INFONOW CORPORATION
              --------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                              04-3083360
- --------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S.Identification
 incorporation or organization)                                   Number)

1875 Lawrence Street, Suite 1100, Denver, Colorado                 80202
- --------------------------------------------------------------------------------
 (Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (303) 293-0212
                                                            --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.001 Par Value Per Share
                                (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting and non-voting common equity held by nonaffiliates based on the average bid and asked prices of such stock, as of March 16, 2001 was:
                                   $10,983,893

The number of shares outstanding of each of the issuer's classes of common stock, as of March 16, 2001.

         Common Stock, $.001 par value                         8,146,244
         -----------------------------                --------------------------
                  Class
The number of shares outstanding of each of the issuer's classes of preferred stock, as of March 16, 2001.

         Preferred Stock, Series B, $.001 par value             250,000
         ------------------------------------------   --------------------------
                  Class

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2001 is incorporated by reference into Part III of this Form 10-K.

                               InfoNow Corporation

                                    Form 10-K

                   For the Fiscal Year Ended December 31, 2000

                                      INDEX

                                     Part I

Item 1.   Business .......................................................... 3
Item 2.   Properties.........................................................24
Item 3.   Legal Proceedings..................................................25
Item 4.   Submission of Matters to a Vote of Security Holders................25

                             Part II

Item 5.   Market for Registrant's Common Stock and ..........................25
                   Related Stockholder Matters
Item 6.   Selected Financial Data............................................26
Item 7.   Management's Discussion and Analysis of ...........................27
          Results of Operations and Financial Condition
Item 7a.  Quantitative and Qualitative Disclosures about Market Risk.........43
Item 8.   Financial Statements and Supplementary Data........................43
Item 9.   Changes in and Disagreements with Accountants on ..................43
          Accounting and Financial Disclosures

                            Part III

Item 10. Directors of the Registrant.........................................44
Item 11. Executive Compensation..............................................44
Item 12. Security Ownership of Certain Beneficial Owners and Management......44
Item 13. Certain Relationships and Related Transactions......................44

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Signatures.............45

PART I
- ------

Item 1.  Description of Business.
- -------  ------------------------

Unless otherwise indicated, all references to "InfoNow," "the Company," "we," "us," or "our" refer to InfoNow Corporation. Certain matters discussed in this document relate to business objectives and financial targets. These are forward-looking statements based on assumptions held by the Company at the end of 2000, and, as a result of risk factors described in this document and other documents we have filed with the Securities and Exchange Commission (SEC) actual results may be materially different. However, it is the general policy of the Company to make public disclosures of its assumptions and forecasts only once per quarter. Factors that could cause actual results to differ from projected results include the risk that sales of the Company's services may not develop as expected, that the Company may not be successful in forecasting and meeting customers' demands for its iChannel services or that it may not develop and deploy these services as expected. Factors that could affect the accuracy of assumptions include changes in the economy, market conditions, financial markets, and Company results that exceed or fail to meet Company projections. We encourage you to carefully review and consider the disclosures made in this document, including the section below labeled "Related Business Risks and Assumptions," and in our other reports filed with the SEC to advise you of the factors that may affect our business and the value of an investment in our stock.

Overview

InfoNow is a leading company in Enterprise Channel Management (ECM). We provide eBusiness services to Fortune 1000 companies that sell locally through dealers, distributors or branches, also known as channel partners. Our technology and services enable traditional, brick-and-mortar companies to utilize the power of the Internet to sell to and service end customers in collaboration with their channel partners. Through our iChannel suite of products and services, InfoNow provides a comprehensive, eBusiness solution that enables companies to increase revenues, lower operating costs and deliver a significant return on investment.

InfoNow focuses on three market segments for the sale of its products: high-technology, financial services and most recently, industrial. At the end of 2000, we had 58 clients using our iChannel services. Most are large, multinational corporations with extensive channel partner networks, including companies such as Hewlett-Packard, Compaq, Avaya, Visa, Bank of America, First Union, Ariens, Maytag and Miller Electric, a major subsidiary of ITW. At the end of 2000, we had successfully completed more than 80 deployments of our iChannel services for our clients with operations in more than 100 countries. As of December 31, 2000, our products and services were specifically localized (in terms of currency, local regulations/requirements, and other specific parameters) in 24 countries and 22 different languages.

What InfoNow Offers Its Customers

     InfoNow helps manufacturers of products and services sell via the Internet without creating channel conflict. In the early days of the Internet, the prevailing vision of eBusiness was about "cutting out the middleman" and using the Internet to sell directly to customers. But as eCommerce evolved, it became apparent that these middlemen perform valuable services, such as product demonstrations, installation and repair, sales follow-up and service, and they contribute significantly to customer recruitment and retention. Most importantly, they increase sales. So, while companies want to leverage the power of the Internet to reach new and current customers, they don't want to alienate the selling partners who deliver the vast majority of their revenues. InfoNow offers a broad menu of eCommerce products and services, including lead generation and management, loyalty programs, customer profiling and eCommerce capabilities, which enable companies to sell on-line through their existing channel partners. InfoNow also offers modules for traditional partner relationship management (PRM), which helps client companies better manage their channel partner relationships.

     InfoNow helps companies create a branded, eCommerce presence on the Internet, in collaboration with their channel partners, efficiently and cost-effectively. Many companies sell through huge distributor/partner networks, which can number in the tens of thousands or more. Many channel partners sell more than one brand of product or services, often from competing manufacturers. A competitive eCommerce presence, defined as the ability to both bring customers to a Web site and deliver full sales and service capabilities over the Internet, can cost hundreds of thousands of dollars, far more than the average channel-partner can afford. Logic suggests that those companies that provide the best support to their channels will have a distinct competitive advantage. Those companies who can assist their channel partners with an online presence can promote their brands, build partner loyalty and increase sales. With InfoNow's software and services, a company can create a branded company Web site that serves as a portal to local channel partners. They can also help their channel partners create co-branded, local Internet storefronts, for significantly less than it would cost each partner to set up an Internet site on their own. And, our customers receive the benefits of positioning and leveraging their brand across multiple partner sites.

     InfoNow helps companies increase sales. InfoNow's products and services enable companies to utilize the power of the Internet to leverage their brands, promote their products, capture and manage sales leads, recruit and retain customers, efficiently manage Internet-based transactions, drive Web-based deal flow and deliver increased revenues for themselves and their partners. For example, lead management is a challenge for channel-dependent companies. InfoNow's iLeads closed-loop, Web-based leads management system helps companies capture, qualify, route, manage and track sales leads. According to analysts at Arthur Andersen (Fall, 2000), the conversion rates for leads generated by such a closed-loop system can be as high as 50%, compared to a single-digit conversion rate from traditional lead sources.

     InfoNow helps companies save money. Our iChannel products and services help to improve relationships with channel partners by delivering fast, accurate, and cost-effective transaction processing and communication over the Internet - a significant improvement over traditional means of communications (i.e. mail, phone, fax, etc.). Analysts at Morgan Stanley Dean Witter (April, 2000) cited statistics that tell us that an average Web-based support transaction costs $0.50, compared with $2.25 for a human-assisted transaction. By implementing our products and services, companies can automate and streamline multiple processes, which helps them to reduce personnel costs, reduce transaction/processing error rates (and costs), maintain lower product inventories and reduce the time it takes to meet an end-customer's needs. And InfoNow provides clients with the management systems and feedback information necessary to build an effective multi-channel eBusiness model, in concert with their channel partners. Communicating (and enabling transaction-processing) over the Internet provides direct benefits to InfoNow's clients and their channel partners by improving efficiency, customer service and financial performance.


Company History

InfoNow was incorporated under the laws of the State of Delaware on October 29, 1990, and was initially focused on the sale of software through the use of encrypted CD-ROM technology. The Company went public in 1992. In 1995, we fundamentally changed our business focus and began developing Internet-based iChannel services for large corporate clients. As part of that transition, we installed a new senior management team led by Michael Johnson, who became President and Chief Executive Officer in October of 1995. For the past few years, InfoNow has been focused solely on the sale and provision of iChannel products and services over the Internet. Following are some of the Company's key milestones/accomplishments:

     -    1996: Activated our first channel partner locator (iLocator)
     -    1997: Expanded iLocator services to Canada, Europe and Australia
     -    1998: Deployed:
          o iLeads service with a major computer manufacturer
          o iPartner services
          o interactive voice response(IVR) interface for iLocator
          o Palm VII wireless interface for iLocator
     - 1999: Expanded geographic coverage to additional European countries
     - 2000: Deployed iCommerce services with a major industrial client

In late 1999 and early 2000, InfoNow raised $10 million in additional financing by issuing both convertible preferred securities and common stock. The Company then embarked on an 18-month program to broaden the Company's focus from technology-based development of innovative products and services to aggressive sales and marketing of enterprise-wide eBusiness applications. In 2000, the Company invested heavily in building its leadership team, completing the development of an innovative new product (iCommerce), and building its sales and marketing team. We believe the Company is now well positioned to compete effectively in the growing ECM market in 2001 and beyond.

Key Industry Trends

As the Internet continues to evolve, InfoNow is positioned to capitalize on six trends common to our targeted customer base of branded channel-dependent companies and their channel partners:

1. Internet-based commerce continues to grow at an explosive rate. The Internet is rapidly evolving into a principal vehicle for interaction between businesses and their consumer and business customers.

     - A June 2000 study from the University of Texas stated that the number of users who buy and sell goods and services over the World Wide Web is expected to surpass 500 million by 2003. The same study cited estimates that the total value of business-to-business eCommerce will rise to $2.2 trillion by 2004.

     - According to analysts at US Bancorp Piper Jaffray (August, 2000) Forrester Research has predicted that by 2003, 68% of manufacturers will be selling online.

     Companies are striving to capitalize on that explosive growth and build a sustainable competitive advantage by creating an eCommerce capability on the Internet.

2. Many Internet strategies create channel conflict. Traditional brick-and-mortar companies are struggling to find effective ways to participate in eCommerce. According to a March 2000 article in INFORMATIONWEEK.COM, 66% of consumer goods manufacturers indicate channel conflict is the biggest issue they faced in developing their online sales strategies. Many of these companies rely on third-party channel partners to distribute all or some of their products and services. These companies are struggling with the dual challenges of competing with Internet merchants who sell directly to customers and/or utilizing the Internet to build a sustainable market advantage with more traditional competitors, while maintaining the effectiveness (and loyalty) of their channel partner networks. These channel partners are often essential for the sale, installation and support of more complex and typically higher-margin products, making effective channel management a key success factor. This environment creates a conflict between the manufacturer and their channel partners called "channel conflict." Channel partners typically sell similar products made by various manufacturers and when companies bypass their channel partners, partners will often begin selling a competitor's products to customers.

     Given increased competition, coupled with the potential effects of a slowing economy, more and more companies are seeking an effective and cost-efficient way to take advantage of online eCommerce opportunities without alienating their channels.

3. There is growing pressure on companies to develop an effective Internet model that embraces and leverages the strengths of their channel partners. Recently, industry and financial analysts have begun to recognize the importance and potential of creating an eBusiness presence in collaboration with channel partners. They have defined this opportunity as Enterprise Channel Management (ECM):

     - In their October 2000 research notes analysts at the Gartner Group stated that collaborative commerce is the next opportunity for competitive advantage via eBusiness. They also called software that enables businesses to sell through multiple channels the "linchpin of eBusiness."

     - AMR, in its August 2000 Report on Enterprise Applications, named ECM one of the top 12 new application markets.

     - In an August 2000 report, Charles Phillips, Internet Analyst at Morgan Stanley Dean Witter, called the Internet "the perfect channel management platform" and estimated that the market for managing relationships with channel partners will reach nearly $3 billion in 2003.

     Traditional brick-and-mortar companies are under increasing pressure to develop a meaningful online presence, both from online companies trying to sell direct to consumers, and from more traditional competitors. We believe that these companies are uniquely positioned to successfully compete in the Internet economy. Most manufacturers of products and services with a strong brand have two very powerful differentiators when compared to strictly Internet-based companies: brand recognition and local physical presence. As to their more traditional competitors, we believe those companies that achieve a meaningful online presence first will have a clear advantage in capturing the growing number of customers who seek product information and buying opportunities online.

4. Access to the Internet is expanding every day through Internet-enabled devices, including wireless data devices like WAP phones and the Palm VII. According to a November 2000 article in DSN Retailing Today, researchers estimate that there will be more than 700 million wireless Internet subscribers by 2004. A substantial portion of this growth is expected to come from wireless data devices, including wireless application protocol
     (WAP) cell phones, other types of cell phones and wireless organizers like the Palm VII. Effective eCommerce solutions and services will likely need to support a broad range of Internet-enabled devices, including wireless data devices.

5. Analysts predict continued investment in IT projects related to eBusiness despite a slowing economy. Despite the ongoing slow-down in the economy, we believe there will be continued demand for InfoNow's products and services. Traditional blue chip companies are looking for ways to increase sales, reduce costs and improve their return on investment. And they're looking to eBusiness initiatives for help. In January 2001, AMR published the results of a survey of senior executives from the manufacturing, retail, financial services and energy industries. For the companies they surveyed, they found that:

     - 87% will either sustain or increase budget initiatives that focus on sales growth and customer management;
     - 84% will either sustain or increase their budget on supplier management initiatives; and
     - 94% will either sustain or increase their budget on business-to-business marketplace activities.

     While no one can predict the depth or breadth of the current economic slowdown, or its long-term effects, we believe that the companies who can assist their distributors with an online presence will not only achieve significant cost efficiencies (which can be passed on to their distributors), but they also will have a powerful opportunity to effectively position their brand with end-customers.

6. There is a growing trend to license and/or outsource eBusiness capabilities. In order to remain competitive, many companies have found that they must focus on their core competencies and outsource activities that can be more rapidly, effectively and economically performed by specialized third parties. Many companies often lack sufficient resources, expertise or infrastructure to create and implement eBusiness strategies quickly and cost effectively. A Cutter Consortium survey conducted in the first quarter of 2000 indicates that 70% of companies did not have sufficient software developers capable of developing the complex systems that form the foundations of eCommerce. The increasing complexity of these strategies and the rapid pace of technological change are driving many companies to outsource the development of their eBusiness initiatives. Time-to-market is also a key factor, as companies race to gain competitive advantage via eBusiness. Licensed or outsourced products can be implemented in as little as two to four weeks, while it may take as long as 24 months to develop similar products from the ground up.

     The growing acceptance of the Internet as a trusted medium for business-critical activities should increase the level of outsourcing to service providers that maintain a centralized infrastructure of software, information databases, server assets and extensive communications infrastructure. We further believe that as companies face increased pressure to develop complex eBusiness capabilities quickly, they will seek out those service providers that offer a comprehensive range of products and services.


Limitations of Current Solutions for Channel-Dependent Companies

The industry trends discussed above present several obstacles and opportunities for channel-dependent companies and their channel partners. Unfortunately, many of the opportunities for the channel-dependent company can result in loss of control, brand dilution and/or erosion of the traditional channel partner relationship. For the channel partner, most options can result in loss of business or erosion of margins.

Channel-dependent manufacturers of products and services have several options:

1. They can sell direct by providing a Web site with an online product catalog and developing warehousing capabilities to fulfill orders in an attempt to cut out the middleman. Depending on the product and the customers' buying desires, this could be a viable option for many companies. It may work for companies that offer commodity products (such as books or tapes). It's not as well suited for companies that sell more complex products and services. In either case, the channel conflict this strategy could create could significantly disrupt the company's short-term growth objectives.

     According to Accenture (Fall, 2000), once a company decides to sell online, fewer than 10% of sales can be expected to shift to the Internet in the first few years. For nearly all channel-dependent companies, this is a key challenge in moving to eCommerce. Many companies that adopt a sell-direct model face the risk of losing substantial business and market share to competitors as channel partners switch brand loyalties.

     The challenge here is to gradually evolve to an eCommerce model that will meet customer needs and keep competitors at bay without destroying the existing distribution structure.

2. Manufacturers of products and services can sell through catalogers, Internet merchants, distributors and vertical portals. The risk with this strategy is that the manufacturer loses control of its brand, and over time as the customer begins to view the product as a simple commodity, rather than a product-plus-service offering. When products are sold without the added value of localized service, price becomes the principal differentiator. There is no opportunity for the local channel partner to differentiate with supporting services when products are sold directly.

     If a manufacturer were selling books or other products where the product itself is the difference, this strategy could potentially be successful. For many products, however, local resellers increase the value of the product by providing services to customers. They can offer on-site, hands-on product demonstrations, explain technical components, demonstrate brand and product attributes and provide personalized follow-up sales and service. The perceived value of a manufacturer's products and brand can be significantly diminished when the reseller is removed from the sales process.

     The challenge here is to find an eCommerce model that capitalizes on the power of brand and local presence, maintains the value of a manufacturer's brand and products and creates a sustainable competitive advantage.

3. Manufacturers of products and services can collaborate with their channel partners to leverage their brand and drive deal flow to a channel partner site.

     This option works well wherever a manufacturer's local resellers add value to the selling process. This value could be in the form of readily available inventory; the opportunity to let a customer see, touch, try or feel a product; technical or competitive expertise; ease of doing business; or installation and other services that are valued by the end customer.

     The challenge here is to develop a model that will support the channel partner and drive increased revenue through that channel, while maintaining control over the manufacturer's brand and the buying process.

Channel partners also have several options with unique challenges:

1. Channel partners can develop an eCommerce presence themselves by going to mass purveyors of eCommerce capabilities such as Yahoo.com. The challenge is twofold: They must both create deal flow and build a Web site. To create deal flow, they must invest heavily in branding and promotion of their Web site. Building the Web site requires capabilities in such areas as designing and implementing catalogs, developing pricing models, building systems for the completion of payment transactions and maintaining the Internet site. Typical channel partners purchase items from many manufacturers and carry many thousands of items suitable for sale over the Internet, not including repair parts. Although they may have brochures and other descriptive material, they have no convenient or cost-effective way to electronically populate a full eCommerce catalog.

     The time and cost required to implement this strategy, as well as the ongoing demands of maintenance, are generally beyond the resources of the vast majority of channel partners.


2. Channel partners can add their name to a vertical or manufacturer portal and let others drive business to them based on the products they carry. The challenge channel partners face with this strategy is to maintain an identity and protect margins. Vertical portals are the price shopper's dream; they succeed by further reducing both the manufacturer's brand and the channel partner's perceived service and relationship edge.

In summary, the primary challenge for the manufacturer of goods and services is to evolve a multi-channel eBusiness model that serves their customers well while maintaining brand loyalty and leveraging local presence where desired. The primary challenge for the channel partner is creating deal flow and developing a competitive eCommerce capability at an affordable cost.


The InfoNow Opportunity

InfoNow's comprehensive iChannel suite of products and services addresses all of these challenges. We help traditional companies achieve a powerful eCommerce presence, quickly and affordably, in collaboration with their channel partners. We help them automate and streamline channel partner management. And, we help them capture timely, complete and accurate information about the sales process (and their channel partners) so they can make better, faster management decisions.

We help our clients:

     o    avoid channel conflict;
     o    streamline partner management;
     o    capture and analyze business data;
     o    improve partner relationships and build partner loyalty;
     o    reduce operating costs;
     o    capitalize on their channel partner's local presence;
     o    leverage the power of their brands;
     o    maintain the value of their products;
     o    reach more customers;
     o    create more deal flow; and
     o    increase sales and revenues.

In essence, the InfoNow solution allows branded companies to leverage their channel networks to create a source of significant competitive advantage in the Internet economy.

The InfoNow Solution

Successful ECM relies on a number of elements, including: collaboration with the distribution network community; knowledge and information sharing in a well-integrated infrastructure, and execution of processes that enable each partner member to promote branded products, recruit and retain customers, reduce costs and shorten the sales cycle.

InfoNow's suite of iChannel services addresses all of those elements in a comprehensive technology platform. And InfoNow can deploy customized solutions to each of its brand name clients quickly and cost effectively.

InfoNow's Products and Services

Graphic Omitted

     Graphic representation demonstrating how each of five iChannel service modules addresses customer buying needs online.

          At the core of iChannel is an integrated set of service modules focused on closing more business by meeting the full range of customer buying needs via the channel. Potential customers have one or more of five buying needs, as highlighted above. Each of these buying needs are addressed by an individual iChannel service module.

InfoNow's suite of iChannel services provides eBusiness solutions for manufacturers of products and services and their channel partners. We provide the following iChannel products and services to our clients:

1. iLocator - When a customer inquires about a product, iLocator directs them to the channel partner with the best combination of inventory, proximity and expertise to close the sale. Then, iLocator can deliver local incentives designed to attract customers to the client's branded products and the channel partner's location. These include everything from maps and rebate information to faxed coupons, all while the potential customer is online. This product can lower a client's support costs up to 95% relative to traditional telephone-based call centers by offloading volume and streamlining processes.

2. iLeads - When a customer expresses interest in a product, iLeads captures, qualifies, assigns, distributes and tracks the outcome of that sales lead with a company's channel partners. Leads are captured from online and off-line sources, including telemarketing agencies, Web sites, call centers and direct mail responses. Then, they're qualified (using a set of client-specific criteria), assigned to the optimal channel partner, distributed and updated via channel-partner-specific extranets, and tracked throughout the closing process. This system provides deal flow to the local channel partner while reducing lead response time. It also enhances customer satisfaction by ensuring immediate action on their inquiries. Finally, it allows the manufacturer to monitor the sales cycle from beginning to end.

3. iPartner - Channel partners typically cover a broad spectrum of specializations, geographical locations and product offerings. From time to time, key channel partners encounter a project or opportunity that they can't fulfill by themselves. For example, on a major order, a partner may be able to provide product, but not cabling or other installation services. Or, a partner in one city may sign a customer and need the capability of serving that customer in other geographic markets. iPartner enables one partner to collaborate with other partners in a client's channel network to capture those sales opportunities and close more deals.

4. iCommerce - First introduced in October 2000, this innovative technology provides broad eCommerce capability to a manufacturer who wants to sell through existing channels. iCommerce provides manufacturers of products and services with the ability to sell online using a co-branded (company and channel partner) Web site. These sites offer broad eCommerce functionality, including: searching through a product catalog; placing items in a shopping cart; placing an order; paying for the products with a credit card (or in some cases, a purchase order); and arranging for order fulfillment and delivery. With iCommerce, each channel partner can set up an online storefront in less than an hour. A set-up wizard leads the partner through the process of creating the catalog, pricing the products, and setting up processes for payment and order fulfillment. This enables the partner to quickly create his or her own site, which highlights his or her own products, pricing and service parameters. They can offer additional products on their store sites; however, the InfoNow client/manufacturer can control the positioning of directly competitive products or services. iCommerce provides seamless integration between the channel partner's site and the company's site, so that online stores automatically receive updated catalog information, including detailed product descriptions and photos. This technology is complex, innovative and unique; in fact, InfoNow has a patent pending on some of the technology underlying iCommerce.

5. iLoyalty - Currently under development, this product is a portfolio of services designed to help InfoNow's clients and their channel partners keep in touch with end customers via email. When fully developed, it will provide channel partners with periodic newsletters (written by client companies) that include sections that partners can easily customize to announce pricing changes, special promotions and other news. It will also provide catalogs customized to customer requirements, buying history and email broadcast capabilities. . It will require further software development to complete the module, including the completion of a partnership agreement. We expect to complete the development of this module in 2001.

The iChannel product suite includes a number of other products and services, including:

o iProfile - This module underlies all of the iChannel services. It has an integrated profiling and database capability that captures and stores multiple of data parameters on each channel partner. It allows our clients to gather and maintain complete, in-depth knowledge of their channel partners and understand the full range of each partner's characteristics, competencies and product offerings.

o iChannel eBusiness Intelligence - This module supports all InfoNow services by gathering information from all data sources and services (i.e., call centers, interactive voice response systems, wireless phones, hand-held palm devices, etc.) to help our clients and their channel partners better understand and manage their businesses. It provides in-depth reporting, analyses and forecasts. It can track and report on a number of business activities, including, but not limited to, customer data, store activity, order flow, lead management, Web traffic and marketing campaign effectiveness.

o iChannel Partner Management - This module provides traditional partner relationship management (PRM) capabilities designed to enable the manufacturer to support and manage channel partner relationships through their entire life cycles. It includes tools to assist our clients with the following: partner recruitment; partner administration (i.e. tools to manage partner authorizations and certifications); partner communications; training; funds management; and content management. At the end of 2000, we had the technical capability to provide services in partner recruitment, partner administration and partner communication. It will require further software development to complete the module, including the completion of partnership agreements for the provision of training; funds management; and content management services.

o iChannel Accelerator - This module moves beyond merely supporting the closure of sales to capturing additional selling opportunities from a range of Internet marketplaces and adding them to our client's deal flow pipeline. iChannel Accelerator captures selling opportunities from reverse-auction Web sites, vertical portals and other exchanges, evaluates their relevance and appropriateness and routes them to the most appropriate channel partner

These products and services are supported by a number of capabilities that complete the components of iChannel and make iChannel an enabling solution for large, complex businesses with multinational operations. Those capabilities are summarized below:

     Reporting. InfoNow's iChannel services are supported by a wide range of reporting capabilities, providing sophisticated screening, data mining and manipulation capabilities that enable clients to analyze customers who purchased competitive products and the results of promotional campaigns, Internet lead generating techniques and channel partner initiatives. The manufacturer can then apply best practices across the channel partner network.

     Interface options (touch points). All of our services support inquiries received through customer touch points across a client's enterprise, including Internet sites, private extranet and intranet sites, and call centers. Our iLocator, iLeads and iPartner services currently support automated phone and wireless device access, including interactive voice response systems (IVRs), wireless application protocol (WAP) cell phones and wireless Palm VII devices. InfoNow has maintained a leadership position in the use of wireless technology. As an example, we provide iLocator services to a major financial client with more than 17,000 partner banks and nearly 600,000 Automated Teller Machines
(ATMs). This client's customers can use Palm VII devices to find the closest ATM, in 100 countries and on three continents (Australia, Europe and the United States).

     Geographic coverage. To provide the targeted, geographic component of our one-to-one response, our services utilize precision geographic information system, or GIS, technology from third-party sources. This technology uses latitude and longitude coordinates to pinpoint locations, calculate the location proximity and generate customized maps. This geographic precision of determining latitude and longitude is currently available to our clients for 22 countries, including the United States, Canada, the United Kingdom, Australia, and major European and South American countries. We provide worldwide coverage via text-based searching methods for all areas not currently covered by GIS technology.

     Multi-language support. Localized services are currently available to clients in 24 countries and 22 different languages, including Russian, Hebrew, Chinese and Japanese. We are actively expanding our International capabilities in Argentina, Puerto Rico and Brazil.

     Quality customer service. Our performance continues to meet the highest standards of reliability. We currently support more than 2 million transactions flowing through our iChannel system per month, and more than 55 million Web hits per month. We have maintained 99.9% system availability for each of the past three years. We've maintained this high service quality while expanding our services to support more than 100,000 resellers around the globe. We monitor our system 24 hours a day, seven days a week to ensure maximum performance. And we provide multiple levels of customer care to all of our clients

     Special services. We also offer various other special services, on a consulting basis, to support client programs related to our iChannel service offerings. These include custom reporting requests, database enhancement and management, maps for use in promotional literature and custom business rules and software development to meet special client requirements.

     InfoNow Offers one of the most comprehensive ECM solutions available today:

     Graphic Omitted

     Graphic showing the breadth of InfoNow's capabilities in solutions, integration and service delivery.

          InfoNow's iChannel product line is one of the broadest ECM solutions available today. iChannel, represented by the bar in the middle, includes modules for directing customers to channel partner locations (iLocator), lead generation and management (iLeads), eCommerce through the channel (iCommerce), customer relations (iLoyalty) and partner collaboration (iPartner). The Company also offers modules in traditional partner relationship management (PRM).
          In addition, InfoNow has a robust enterprise integration framework, represented by the bottom bar, that enables InfoNow to easily integrate its products and services with other enterprise applications, including software for enterprise resource planning (ERP), customer relationship management (CRM), (SCM) and other business applications.
          The top bar represents InfoNow's ability to deliver an Internet solution across an entire enterprise, across multiple customer touchpoints. So InfoNow's clients' customers not only contact them through the Internet; they can also contact them through call centers, interactive voice response systems and wireless devices, such as WAP phones and Palm Digital Assistants (PDAs). Finally, InfoNow has broad global capabilities and can deliver localized applications in 24 countries and 22 languages, including Russian, Hebrew, Japanese and Chinese. These broad capabilities in solution, integration and delivery give InfoNow distinct competitive advantages in the ECM space.

     Fees and pricing. Our services are typically sold through annual or multi-year service contracts. The initial term of these contracts is typically one to three years and they are renewable upon mutual agreement of InfoNow and the client. Under our application service provider (ASP) model, a typical contract fee includes two components: a setup fee and a recurring service fee. The setup fee covers the development of a customized, client-specific interface to the service and the design and implementation of client databases. The recurring monthly or annual service fee covers hosting and provision of the service and performance of recurring maintenance to client databases and core iChannel engine systems. Beginning in the first quarter of 2001, we began offering our clients the option of licensing our products with the ability to use those products separately from our hosted services. This new option will allow our clients the ability to license our software and run it on their own servers or those of another ASP. We are also offering a "license-host" model that will allow a client to license our software and continue to have the application hosted in our data center.

     Currently, the combined fees for an initial year of service typically range from $45,000 for a simple implementation to more than $1,000,000 for a complex deployment involving multiple services across several prospect touch points and geographies. The actual setup and monthly service fees are determined based on a variety of factors, including the type(s) of service selected, anticipated and actual transaction volumes, client touch points supported, geographic coverage of the service, and the level of service customization requested by the client. We also may charge additional transaction fees for some elements of our services depending upon the specific client configuration, such as fax transactions, voice recordings or dedicated telecommunication lines.

Currently, client companies pay our fees. However, we plan to sell services to channel partners in the future. Pricing of those services may be based on the volume of transactions or a fixed-fee based on activity level.

Business Strategy

Our goal is to be a leading worldwide provider of eBusiness services to channel-dependent companies and their channel partners.

In late 1999 and early 2000, we embarked on an 18-month program to broaden the Company's focus from the technology-based development of software products and services to the aggressive sales and marketing of innovative, enterprise-wide eBusiness solutions.

Highlights for the year 2000 include:

o Delivering solid customer wins. InfoNow provides applications and services to 58 customers - most of them large, multinational companies with extensive channel partner networks -- with more than 80 deployments localized for 24 different countries and 22 different languages. In 2000, InfoNow signed up 13 major new clients, including companies such as Adaptec, Inc., Ariens, Miller Electric, and U S Robotics. We also expanded the range of services we provide to existing clients, including 3Com, Bank of America, Compaq, Hewlett-Packard, IBM, Intel, Lucent/Avaya, Visa and others. As a result, average revenue per customer grew 34% in 2000, to $125,000 at the end of 2000 from $93,000 at the end of 1999.

o Building strategic alliances. In 2000, InfoNow announced a number of key partnerships that will enhance our ability to deliver comprehensive solutions to our clients and integrate effectively with other systems. Key partnerships include:
     - In November, InfoNow and Respond.com., the leading "shop-by-request site" on the Internet, announced a joint service offering that enables companies to receive, manage and convert sales leads from online buyers. This offering, named iChannel Accelerator(TM), captures customer inquiries generated from the Respond.com network, manufacturers' corporate Web sites and third-party portals and routes them to InfoNow's clients and their channel partners.
     - In August, we announced a partnership with Finali(TM) Corporation, a premiere provider of Web-based customer and sales support for eCommerce sites. Finali provides online customer support as part of InfoNow's iCommerce offering. They are trained to assist channel partners via online support, eChat, phone, and email. Their eSpecialists can assist channel partners in setting up a store and other basic activities, and their online support capabilities minimizes costs by providing real-time support over the Web.

o Developing and delivering innovative technology. This technology, packaged under the brand-name iCommerce, enables true eCommerce through the channel. It's designed to allow manufacturers of products and services, with their channel partners, to create co-branded online stores with broad eCommerce capabilities, including catalog searching, order taking and order fulfillment. This patent-pending M(3) cataloging technology not only adds incredible value to InfoNow's suite of iChannel services, it also differentiates InfoNow from key competitors in the ECM space. In December, InfoNow announced its first iCommerce customer, Miller Electric. Miller's current distributors consist of 2300 locations, estimated to generate sales of more than $2 billion a year. Miller's initial iCommerce application includes 25 of its distributors, representing more than 1,000 reseller locations, and will extend to include other key reseller partners in 2001. As of March 15, 2001, InfoNow had deployed iCommerce with seven Miller distributors in 50 locations, and deployments were well underway with another seven distributors in 362 locations.

o Building a world-class leadership team. In the past few months we've filled a number of key leadership positions, including:
     - Joe Penta, executive vice president of sales. Joe led a top-selling sales region for NEON, a Denver-based enterprise software company;
     - Greg Martin, vice president of marketing. Greg was formerly director of business-to-business solutions at J.D. Edwards;
     - Marina Bogard, vice president of business development. Marina was previously senior director of new business development at Sprint Corporation for its Next Generation Services Organization; and
     - Harry Herbst, CFO. Harry has more than 25 years of experience in corporate finance/CFO positions with top public companies, including Gulf Canada Resources Inc. and ICG Communications Inc.

o Sharpening our sales and marketing focus. We also increased the size of the sales and marketing team - from 15 to 24 people; strengthened sales training and management systems; restructured sales compensation systems; and strengthened our relationships with key industry analysts.

2001 Strategy

We are entering 2001 with a sharpened focus on capturing new customers and accelerating revenue growth. Key strategies include:

1.   Build/maintain a world-class sales organization.
     We made major progress on this initiative in 2000, and we expect to continue efforts to improve our sales and marketing capabilities in 2001.

2. Expand strategic alliances. We will continue to pursue relationships that accelerate the marketing and development of our services. We are presently working with a number of companies to enhance our service offering and accelerate the delivery and quality of the total iChannel service offerings.

3. Capture new customers. Our sales efforts focus on three key vertical markets segments: high-technology, financial services and manufacturing. We typically target large, global manufacturers of products and services who sell through complex distribution networks. With the recent introduction of our iCommerce product, we believe we have a very competitive suite of products and services. We believe our iChannel products and services will be very attractive to large, multi-national companies who want to utilize the power of the Internet, in collaboration with their channel partners, to increase sales and revenue, improve operating efficiencies, build brand and partner loyalty and deliver significant returns on investment.

4. Broaden services to existing clients. We believe that significant opportunities exist to expand the breadth and depth of services provided to our existing clients. Many of our customers write additional contracts with us nearly every quarter as they begin to capture the benefits of our services. In fact, we've increased average revenue per customer more than 95% per year, on average, over the past two years. Most of our current clients use only a portion of the services that we currently offer, and the introduction of iCommerce in October 2000 creates significant new opportunities for InfoNow. Service expansion can be accomplished along many dimensions, depending upon our clients' specific needs, including:

     o the addition of iChannel services not currently used by the client, including iLeads, iPartner, iChannel Partner Management, iChannel Accelerator and, most recently, iCommerce;

     o an increase in the number of prospect touch points to include interactive voice response systems, call centers, WAP phones, Palm VII, etc.; and

     o    expansion of geographic coverage.

5.   Offer new pricing plans.

     Beginning in the first quarter of 2001, we began offering our clients the option to license our products separate from our hosted services. This option gives the client the flexibility to deploy our products in three ways:
     o    In their own facilities
     o    Hosted by third parties
     o    Hosted by InfoNow under managed service agreement

     We believe that the expansion in the availability of our products in various forms will increase the number of potential customers interested in to utilizing our products and services.

6. Maintain and extend innovation and technology leadership in iChannel services. We intend to offer a more comprehensive menu of services through internal development efforts and the integration of third-party applications or databases into our systems. Expansion of our technology will be driven by a combination of customer input and our knowledge of using the Internet to effectively generate deal flow and deliver competitive eBusiness services.

     During 2000, we introduced several new services, including the following:

     - New services were added to InfoNow's iChannel Partner Relationship Module, including partner recruitment, partner administration and partner communications.

     -    InfoNow deployed iChannel services on wireless application protocol
          (WAP) phones in the United States, Europe and Australia, delivered via XML interfaces with local service providers;

     - We also introduced innovative eCommerce-through-the-channel technology with our iCommerce product.

     We expect to continue to expand the iChannel suite of services throughout 2001.

7. Building sustainable competitive advantage through information-based assets. We have developed proprietary databases through activities with our current customer base and have secured exclusive access to selected other databases through client and third-party agreements. We currently have licenses for certain geographic data in Canada for a variety of other databases and information assets, including geographic data for 22 other countries covering the United States, Western Europe, Australia and within South America. We intend to utilize these information assets as well as other databases we may acquire or build to enhance and distinguish our services and maintain sustainable competitive advantage.

8. Continuing to develop and leverage our expertise in iChannel services. Our relationships with our clients have allowed us to develop a significant body of knowledge in the application of the eBusiness strategy for channel-dependent companies. We intend to maintain strong working relationships with our clients that will allow us to continue to build our knowledge base and provide superior solutions in the future.

9. Continuing to expand the scope of our services globally. We intend to extend geographic coverage of our services to address the global adoption of the Internet and to respond to our multinational customers' requests to provide them with a complete solution for their worldwide networks. We believe that international markets present an attractive growth opportunity, and an early presence in those markets will enhance our long-term competitive position.

     We intend to increase our presence initially though relationships with our current clients and then later through direct sales efforts initiated from both the United States and possibly from direct sales and support operations located in selected European and Asian markets. We may also form alliances with selected partners to assist in the marketing and localization of our services for certain markets.

Technology Overview

     Our proprietary iChannel engine is the platform for all of our solutions. On December 31, 2000, all iChannel solutions were hosted on InfoNow platforms, using an ASP model. Beginning in 2001, we also plan to offer a licensed version of our services, which can be run on client platforms or hosted on InfoNow platforms. Under the ASP and license/hosted models, client solutions are hosted in our two production server centers. These centers are linked to our clients' Web sites, intranets, extranets, call centers or interactive voice response systems via the Internet as well as private extranets and intranets.

     A suite of application servers comprises the core computing capacity at each of our server centers. These centers are co-located at two separate data center facilities in Denver, Colo., that maintain redundant high-bandwidth connections to the Internet. These centers are also directly connected into the frame-relay clouds of three leading frame-relay providers which are used for connections to client sites requiring greater reliability or circuit isolation than is currently available using public Internet connections. Our systems are designed to operate 24 hours a day, seven days a week. Continuous monitoring of our systems is achieved through automated fault detection software and daily automated user-interface testing monitored by our operations personnel.

     Our iChannel engine is based on a distributed server architecture. This architecture allows efficient balancing of load in high-usage periods and can be easily scaled to accommodate higher transaction volumes without requiring clients to purchase new equipment or software. The modular structure of our system also allows us to quickly tailor the application to changing client needs and simplifies the addition of new features to the system as they are released. We configure the core iChannel modules into client solutions using Java Server Pages (JSP) and Java for maximum flexibility and expandability. Our three-tier applications architecture provides the security, scalability and configurability required to satisfy our clients' demanding data needs and business rules. Communication with interactive voice response systems and wireless data devices is conducted via specialized interface servers. These interfaces also include the development tools we use to customize our interface to duplicate the look and feel of our clients' site and systems. The separation of the interface tools from the core application servers results in a highly flexible user interface that may be customized or modified quickly, while maintaining the stability and integrity of the core server functions. Finally, the iChannel engine uses XML-based messages to facilitate integrations with customer and partner systems. The interchange messages are compatible with several Enterprise Application Integration (EAI) and Business-to-Business (B2B) frameworks to more easily integrate the iChannel software and services with an enterprise's back-end systems.

     The targeted, one-to-one nature of our response is facilitated by the use of a wide range of proprietary and third-party provided databases. These include:

     o geographic databases, which allow us to pinpoint the latitude and longitude of an inquirer's specific location and the locations of channel partners or enable us to provide maps to and from a specific location;

     o demographic databases, which help us complete a profile of a prospect's characteristics or interests or better qualify leads that we capture; and

     o industry-specific databases, which can include information on channel partner characteristics, information on ATM locations worldwide or other information useful to target or enhance our inquiry response.

     InfoNow has also introduced its patent-pending cataloguing technology as a component of its iCommerce module. This technology, called a many-to-many-to-many (or M3) cataloguing technology, is considered unique in the industry by many industry analysts. It is central to InfoNow's ability to simultaneously manage the collaborative manufacturer-to-partner-to-customer relationships necessary for successful ECM.

     Finally, we capture business intelligence (BI) information for all transactions occurring within our systems. This information is the foundation of the business intelligence reports and interactive queries required by our clients. We also create customized business intelligence interfaces to view and gather data for our clients. Our BI framework can generate reports based on any category in the transaction data as well as reports that have categories joined across client objects, such as leads, commerce transactions, referrals and customer information. These reports can also be tailored to evaluate a number of client business processes, such as the success of marketing campaigns based on prospects' profiles. The framework can generate reports on transaction activity levels, comparisons of channel partner lead and commerce effectiveness, inquiry-to-sale closing rates, promotional effectiveness and more.

Sales and Marketing

Our sales strategy centers on professional account representatives who use a consultative approach to identify the needs of prospective clients in the United States and abroad. Account representatives then determine the optimal application of our services to fulfill identified needs and thereby close sales. At present, we primarily focus our sales efforts on companies within three target industries: high technology, financial services and manufacturing. Although a direct strategy has been our chief means of making sales, we expect to include an indirect approach in the future via client or third-party partners, as appropriate.

     Our sales staff is expected to grow in 2001 to continue to develop new opportunities. We also expect to increase marketing efforts in 2001 to increase the name and brand recognition of InfoNow and its iChannel services. These initiatives include increased participation in the sponsorship of trade shows, direct e-mail marketing campaigns, production of sales materials, demonstrations of our channel management solutions and other promotional efforts.

Clients

     We had 58 clients as of December 31, 2000. We serve both domestic and International clients, including ten of the largest global computer and networking firms and 12 of the largest banks in North America.

     During the year ended December 31, 2000, we received 18% of our revenues from one customer. No other customers accounted for more than 10% of our revenues.

     The table below is a list of selected clients.

Technology              Financial Services                  Manufacturing/Other
- ----------              ------------------                  -------------------

3Com                    ABN AMRO                            Ariens
Adaptec                 Allstate Insurance                  Federal Express
Apple Computer          Bank of America                     Kenwood
Avaya/Lucent            Bank One                            Maytag
Compaq                  BB&T                                Meredith
Hewlett-Packard         Citicorp Diners Club                Miller Electric
IBM                     First Union                         Shell
Intel                   First USA                           Snapper
Lexmark                 H&R Block                           Suzuki
Novell                  Juniper                             UPS
Sony UK                 Royal Bank Group
U S Robotics            Security First Network Bank
                        Toronto Dominion
                        The Hartford
                        Visa International
                        Wachovia

     The quality and depth of our customer base and our customer retention rate reflect our position as an accepted and proven iChannel solution provider. We have a retention rate of over 84%, based on total contracted service fees from inception of our services in the third quarter of 1996 through December 31, 2000.

     We have also been able to grow our recurring monthly service fees from current and new clients by 19% during 2000. These fees, which consist of monthly fees from ongoing service contracts, increased from $445,000 at the beginning of 2000 to $528,000 at December 31, 2000.


Product Development

     We believe that our success will largely depend on our ability to enhance the functionality of our services and to develop other related products and services to meet the changing needs of our clients. Our current research and development efforts are influenced significantly by client requirements. New features are often configured initially for delivery to a single client and then incorporated into future versions of our products and services for other clients. We continually evaluate our products and services to determine what additional products or enhancements our clients need. We plan to utilize both purchased and internally developed technologies, software and information assets to enhance our product offerings.

     We incurred product development expenses for the years ended December 31, 2000, 1999 and 1998 of $1,541,000, $229,000 and $175,000 respectively. These costs are expensed as incurred. The significant increase in product development costs in 2000 was related to the development of our new iCommerce product and the establishment of a separate product development group. Previously, a majority of our product development was done in conjunction with client projects. We expect to incur slightly higher direct product development expenses in the future as we develop new capabilities for our iChannel services to address immediate client needs.

Competition

     The market for eBusiness services is at an early stage of development and no one competitor has established a dominant position in the ECM market. However, we believe that these markets will be highly competitive and characterized by rapidly changing technologies, industry standards, products and customer requirements. As the growth in these markets continues, we expect competition will intensify. We believe that the size and diversity within these markets will allow more than one supplier to successfully provide products and services similar to ours. We are aware of several other providers of products and services that are in various stages of development as well as other new entrants, which may ultimately compete with our offerings, including:

     o IT departments who elect to develop internal systems at their companies;

     o partner relationship management (PRM) software and service providers, such as Allegis, ChannelWave, OnDemand, Partnerware and Webridge;

     o customer relationship management (CRM) software companies, such as Siebel Systems, Pivotal, ONYX and Sales Logic;

     o companies with enterprise channel management (ECM) capabilities, such as Click Commerce, Comergent and iMediation.

     Only a handful of these companies are publicly traded, including Siebel Systems, Pivotal, ONYX and Click Commerce. In most cases, our competitors are larger, more established and have substantially greater financial, technical and marketing resources than we do. We may not be able to compete successfully against our current or future competitors, which could have a material adverse effect on our business, results of operations and financial condition.

     Given the business-critical nature of our services, the data and transaction information we compile and the benefits of our relationships with industry-leading companies to enhance future technology development, we believe it would be very costly for clients to switch to a competitor.

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


Intellectual Property

     We have received a federal trademark registration for the name InfoNow and consider our software, information databases, trade secrets, service marks and similar intellectual property to be proprietary. In 2000, we applied for a patent for our proprietary, eCommerce M3 cataloging technology. We rely on a combination of copyright and trademark laws, non-disclosure agreements and certain contractual provisions within our customer agreements to establish and maintain proprietary rights in our services and other intellectual property. However, these measures can afford only limited protection for our intellectual property, as it does not prevent competitors from independently developing equivalent or superior technology. As a result, we may have a limited ability to prevent others from developing similar technologies. But we believe this protection is less significant to the future success of our business than other factors, including:

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


     We believe that our products, trademarks, service marks and other proprietary rights do not infringe on the intellectual property rights of others. However, third parties may assert infringement claims against us in the future, which may lead to litigation that could be expensive and divert our management's attention. We may be required to pay a licensing fee or royalties to obtain the intellectual property rights needed to continue to sell our products and services. These royalties or licensing agreements may be unavailable or may be offered at terms unacceptable to us. Delays or interruptions in our services to our clients may occur if we are unable to obtain the necessary licensing or royalty agreements, which could harm our business, operating results and financial condition.

     We rely on software and data that we license from third parties, including software and data that is integrated with internally developed software used in providing our services. These third-party software licenses may become unavailable or may only be available on terms unacceptable to us. We are also dependent upon the ability of the licensors and vendors of such third-party software and data to enhance their current products in order to meet the changing needs of our clients. If we are not able to acquire software and data licenses and needed enhancements from our current vendors, we will need to develop or purchase equivalent software and data and integrate them into our systems. Although other alternative sources exist for the technology and data embodied in these license agreements, we may not be able to replace the functionality of our current systems or be able to successfully integrate new software and data into our current systems. Delays and interruptions could occur in our service to our clients that could result in a material adverse impact on our business, operating results and financial condition.


Employees

     As of December 31, 2000, we had a total of 106 full-time employees including 24 in sales and marketing, 53 in software implementation, system operations, and client support, 16 in product development and 13 in finance, management and administration. We use outside contractors on an as-needed basis.

     We consider our relations with our employees to be good and have not experienced any interruption of operations as a result of labor disagreements. None of our employees are subject to a collective bargaining agreement.

     We believe that we must continue to attract and retain qualified personnel so that we may successfully deliver services to our clients. The competition for technical personnel with the skills that we require for successful operation is intense. It could have a material adverse effect on our operations if we are unable to retain key technical personnel or obtain additional qualified personnel needed for the planned growth of our business.


Item 2.   Properties
- -------   ----------

     We lease approximately 26,000 square feet of office space at our headquarters in Denver, Colo., for our product development, sales, marketing, operations and administrative activities. These leases are with unrelated parties and portions of these leases terminate beginning on September 30, 2002. We believe that the facilities are adequate for our current needs and that suitable additional space can be acquired as needed to accommodate planned growth in the number of personnel for the foreseeable future.

     We maintain redundant data processing center operations, which are housed in two separate facilities in Denver, Colo., and are maintained by InFlow, to provide services to our clients. Our operations are dependent upon our ability to protect our systems against physical damage from fire, floods, power loss, telecommunications failures and similar events. These facilities have safeguard protections such as a halon fire system, redundant telecommunications access, off-site storage of backups and 24-hour systems maintenance support. However, we still may experience service outages due to multiple failures of systems or area-wide natural disasters, as both sites are located in Denver. In addition, despite our implementation of network security measures, our servers may still be vulnerable to computer viruses and similar disruptions from unauthorized tampering. The occurrence of any of these events could result in interruptions or delays in service to our clients, which could have a material adverse effect on our business, results of operations and financial condition.

Item 3.   Legal Proceedings
- -------   -----------------

     From time to time we may be involved in litigation that arises in the normal course of business operations. As of the date of this report, we are not a party to any litigation that we believe could reasonably be expected to have a material adverse effect on our business or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders
- ------    ---------------------------------------------------

No matters were submitted to a vote of shareholders during the three-month period ended December 31, 2000.


                                     PART II

Item 5.   Market for Common Equity and Related Security Holder Matters
- -------   ------------------------------------------------------------

     The following table sets forth the high and low bid price of our Common Stock reported for the fiscal periods indicated. InfoNow stock was traded on the OTC Electronic Bulletin Board until April 17, 2000, when our stock began trading on the Nasdaq Stock Market. The quotations in the table below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. As of March 16, 2001, there were 3,642 beneficial shareholders of our common stock

                                                           High            Low
                                                           ----            ---

         Year Ended December 31, 1999
         ----------------------------
         First Quarter...................................$  4.50         $ 2.13
         Second Quarter..................................   5.06           3.69
         Third Quarter...................................   5.40           3.75
         Fourth Quarter..................................  16.81           5.63

         Year Ended December 31, 2000
         ----------------------------
         First Quarter...................................$ 24.00         $ 9.00
         Second Quarter..................................  15.41           4.00
         Third Quarter...................................   6.13           2.31
         Fourth Quarter..................................   4.44           1.28

     We have never declared or paid any cash dividends on our Common Stock and do not currently anticipate paying any such dividends in the foreseeable future. Our Board of Directors intends to review this policy from time to time after taking into account various factors such as our financial condition, results of operations, current and anticipated cash needs and plans for expansion.

Item 6.   Selected Financial Data
- -------   -----------------------

The following selected financial data for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 were derived from our audited consolidated financial statements. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis" and the Consolidated Financial statements and related notes included elsewhere in this Report.



                                                            Years Ended December 31,
                                                            ------------------------
                                       2000           1999 (3)       1998           1997          1996 (1)
                                    -----------    --------------------------    -----------    -----------
                                                     (in thousands, except per share data)
Income Statement Data:

Revenues (2)                        $     7,228    $     5,780    $     2,498    $     1,053    $    1,124
Loss from continuing operations          (5,587)           (99)        (1,111)        (1,609)       (3,187)
Cumulative effect of change in
accounting principle (2)                 (1,188)             0              0              0             0
Discontinued operations (4)                   0              0              0           (752)           95
                                    -----------    -----------    -----------    ------------   ----------
Net loss                            $    (6,775)   $       (99)   $    (1,111)   $    (2,361)   $   (3,092)
Loss from continuing operations
per share                           $     (0.71)   $     (0.01)   $     (0.18)   $     (0.30)   $    (0.89)
Balance Sheet Data:

Total assets                        $     8,808    $     7,479    $     2,554    $     1,324    $    4,290
Short-term debt                             173             81            103            209           310
Long-term debt                              362             38             89             47            92
Stockholders' equity                      4,323          5,726          1,295            398         3,172


(1) Our reported results for 1996 included the operations of Navigist, which offered network engineering and Internet consulting services. The revenues and expenses of Navigist's operations are included in our results from continuing operations. InfoNow sold Navigist on December 13, 1996.
(2) We adopted Staff Accounting Bulletin number 101 ("SAB 101") during our 2000 fiscal year. SAB 101 specifies that certain initial implementation fees must be recognized over the estimated period for which related services are provided. We had previously recognized these fees as work was performed for the client. Beginning on March 16, 2000, revenues for 2000 have been adjusted to reflect this change in accounting principle, and we recorded a charge of $1,188,000 to reflect the adoption of this new accounting principle for prior periods. Revenues in 2000 were reduced by approximately $766,000 as a result of this change. See Note 1 to the financial statements.
(3) In addition to net loss reported in 1999, we also reported imputed preferred stock dividends of $5,000,000 related to the issuance of convertible preferred stock. The loss applicable to common shareholders was $5,099,000, resulting in basic and diluted net loss per share of $ (0.72).

(4) Discontinued operations reflect the results of operations and the loss related to the sale of Cimarron, which provided interactive media authoring and business services. Cimarron was sold on December 11, 1997.

Item 7.  Management's Discussion and Analysis.
- -------  -------------------------------------

     The following discussion and analysis of the financial condition and results of operations for InfoNow should be read in conjunction with our financial statements and related notes appearing elsewhere in this report. This discussion contains forward-looking statements that are based on our current expectations, assumptions, estimates and projections about our industry and our business, including statements about markets for our services, planned development of products and anticipated expense and revenue levels. These forward-looking statements contain words such as "anticipate," "believe," "plan," "expect" or similar language. These forward-looking statements are subject to business and economic risks. We intend that such statements be subject to the safe harbor provision of the Securities Act of 1933 and the Securities Exchange Act of 1934. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of many factors including those set forth in this discussion and in other reports we have filed with the SEC.

General Information and Overview

     We provide Enterprise Channel Management (ECM) solutions that include eBusiness services to Fortune 1000 companies that sell locally, through dealers, distributors or branches, also known as channel partners. Our technology and services enable traditional, brick-and-mortar companies to utilize the power of the Internet to sell to and service end customers, in collaboration with their channel partners. Through our iChannel suite of eBusiness services, InfoNow provides a comprehensive, Internet-based business solution that enables companies to increase revenues, lower operating costs and deliver a significant return on investment. Our server centers house proprietary software, databases and systems that respond to inquiries received across a client's enterprise, including Internet sites, interactive voice response systems and call centers.

     As of December 31, 2000, we had 58 clients. Most of our clients are large multinational companies who have extensive branch or reseller networks. Our clients include Hewlett-Packard, Compaq, Avaya, Visa, Bank of America, First Union, Ariens, Maytag and Miller Electric, a major subsidiary of ITW. At the end of 2000, we had successfully completed more than 80 deployments of our iChannel services for our clients in more than 100 different countries. As of Dec. 31, 2000, our products and services were specifically localized in 22 different languages and 24 countries.

     Our services are typically sold through annual or multi-year service contracts. The initial term of these contracts is typically one to three years and contracts are renewable upon mutual agreement of InfoNow and the client. A typical contract fee includes two components: a setup fee and a recurring service fee. The setup fee applies to the development of a customized, client-specific interface to the service and the design and implementation of client databases. The recurring monthly or annual service fee applies to hosting and provision of the service as well as performance of recurring maintenance to client databases and core iChannel engine systems.

     During the past twelve quarters, we have experienced a significant increase in revenues from sales of our services. Although we have experienced a significant percentage revenue growth in recent periods, these growth rates may not be sustainable and may not be indicative of future performance. In calendar 2000, we significantly increased our spending in the areas of sales, marketing, product development and administrative expenses in order to increase our market presence and broaden our product offerings. The number of employees increased from 61 at December 31, 1999 to 106 at December 31, 2000. In addition, we made significant expenditures on capital equipment and licensed software in calendar 2000 to implement and deploy our new iChannel services.

Results of Operations

    Effective March 16, 2000, we adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statement" (SAB 101), which sets forth SEC guidelines for the recognition of revenue. Prior to our adoption of SAB 101, we recognized revenue from setup and implementation fees under the percentage-of-completion method based on the achievement of project milestones. The guidelines under SAB 101 require that we recognize revenues from setup and implementation fees for services over the expected term of the customer relationship. In accordance with SAB 101, we have also deferred direct incremental costs related to these deferred revenues. We recorded a charge of $1,188,000 in the first quarter of 2000 to record the net cumulative effect of this change in accounting principle consisting of $1,631,000 of deferred revenue net of $443,000 of deferred costs. Our operating results from March 16, 2000 to December 31, 2000 include recognition of $611,000 of these deferred revenues. We also deferred net revenues of $766,000 and $125,000 in net direct incremental costs from March 16, 2000 to December 31, 2000.

Comparison of Year Ended December 31, 2000 with Year Ended December 31, 1999

Net Revenues. The Company's revenues from continuing operations consist primarily of setup fees from new contracts and monthly service fees from ongoing service contracts. Total revenues from our products and services increased from $5,780,000 in 1999 to $7,228,000 in 2000, or 25%. Recurring service fees comprise approximately 74%, or $5,327,000, of total revenues for the twelve months ended December 31, 2000 and accounted for nearly all the increase in revenues from the prior year. Setup, implementation and other fees totaled $1,901,000, representing a decrease of $64,000 from the prior year. The growth of implementation fees was affected by the change in accounting related to the implementation of SAB 101, which requires the deferral of implementation fees over the expected term of the customer relationship. Because of this change in accounting principle, implementation and other fees were $766,000 less than they would have been using the revenue recognition policies used in 1999.

Cost of Revenues. Our cost of revenues includes payroll for technical personnel who implement and maintain our applications, reimbursable expenses such as telecommunications and contract labor related to specific projects, data royalties, depreciation for server equipment, and co-location facility fees and other direct costs related to operating our data centers. The total costs of revenues increased from $2,907,000 at December 31, 1999, to $4,687,000 on December 31, 2000, an increase of 61% or $1,780,000. This increase is primarily a result of creating and expanding an infrastructure for delivering our services including $1,141,000, or 64%, of the increase, related to the hiring of additional technical personnel to implement and maintain services to our clients. We also incurred $257,000 in additional costs related to an increase in other expenses such as telecommunications related to specific client projects. The remaining $382,000 increase in costs were incurred to expand the capacity and reliability of our two data centers. Cost of revenues, as a percent of revenues, increased from 50% of revenues for the year ended December 31, 1999, to 65% of revenues for the year ended December 31, 2000. This increase was primarily due to the hiring of additional technical personnel in advance of expected future revenue increases. The total costs of revenues are expected to continue to increase as additional customers use our services. However, we believe that we have adequate capacity to implement and maintain new applications in the near future and expect that any incremental costs incurred will be small in comparison to additional revenues generated. Therefore, we expect that the cost of revenues as a percent of revenues will decline in future periods.

Product Development. Product development expenses consist of personnel costs related to development efforts not specifically associated with a client contract. In 1999 and prior years, no personnel were assigned to product development efforts. Cost of revenues in 2000 did not include significant product development costs. Product development costs were comprised of subcontracted services and allocated salaries and related costs. During the year ended December 31, 2000, we expanded the product development function by adding personnel dedicated to developing our iChannel services independent of a specific client contract. As of December 31, 2000, we had 16 people dedicated to product development. This resulted in a significant increase in 2000 in product development costs to $1,541,000 in 2000, or 21% of revenues, from $229,000, or 4% of revenues, in 1999.

Selling and Marketing. Selling and marketing expenses consist of sales, pre-sales, marketing and business development personnel costs and related expenses, travel and entertainment expenses, sales commissions, and advertising and promotion costs. Selling and marketing costs increased by $3,000,000, or 178%, to $4,687,000, for the year ended December 31, 2000, from $1,687,000 in the year ended December 31, 1999. Sales and marketing personnel-related costs increased $1,169,000, or 92%, due to the addition of sales personnel. We also increased our spending on advertising and promotion by $1,577,000, or 1,303%. This increase in cost is related to the development of sales collateral materials, improvements in our Web site and initiation of a marketing communications program for our existing products and the launch of our new iCommerce services. Selling and marketing costs, as a percent of revenues, increased from 29% of revenues for the year ended December 31, 1999, to 65% of revenues for the year ended December 31, 2000

General and Administrative. General and administrative expenses relate to the personnel costs of our executive management, finance, investor relations and other corporate functions, general expenses such as legal and accounting fees, insurance and costs related to our facilities. These costs increased $1,115,000, or 99%, to $2,241,000 in the year ended December 31, 2000, from $1,126,000 in the year ended December 31, 1999. $725,000, or 65% of this increase, was for payroll and related costs incurred in hiring additional corporate staff to handle increased business activity and support business initiatives. Our facilities-related costs also increased by approximately $242,000 as a result of the expansion of our office facilities to accommodate the increase in the number of employees.

Non-Operating Income (Expense). Net non-operating income was $341,000 for the year ended December 31, 2000, compared to $70,000 for the year ended December 31, 1999. The increase is due primarily to additional interest income earned on cash and cash equivalents. Average cash balances were significantly higher in 2000 than in 1999 due to the completion of two equity financings and proceeds from the exercise of options totaling $5,309,000.

Provision for Income Taxes. InfoNow has paid no income taxes since its inception and has not recorded a provision for income taxes, as realization of our tax loss carry forwards are not reasonably assured. We have estimated tax loss carry forwards at December 31, 2000 of $10,744,486, which begin to expire in 2011.

Comparison of Year Ended December 31, 1999 with Year Ended December 31, 1998

Net Revenues. The Company's revenues from continuing operations consist primarily of setup fees from new contracts and monthly service fees from ongoing service contracts. Total sales from our iChannel services increased by $3,282,000, or 131%, for the year ended December 31, 1999, compared to the same period in the previous year. Recurring service fees comprised approximately 66%, or $3,815,000, for the twelve months ended December 31, 1999. The increased revenues were generated by additional contracts sold and implemented during the past twelve months. During 1999, the number of contracts increased from 66 active contracts at the beginning of 1999 to 76 active contracts as of December 31, 1999.

Cost of Revenues. The cost of revenues, as a percent of revenues, decreased from 63% of revenues for the year ended December 31, 1998, to 50% of revenues for the year ended December 31, 1999. The total cost of revenues over the same period increased by 84%, or $1,328,000. This increase is a result creating and expanding an infrastructure for delivering our services. These costs include technical personnel payroll, contract labor, data royalties, depreciation and amortization for server equipment and capitalized software development, telecommunications and other costs related to operating our data center. Costs of revenues are expected to continue to increase as additional customers use our services.

Product Development. Product development expenses consist of time spent on development not specifically associated with a client contract. To date, product development costs have been comprised of subcontracted services and salaries and related costs. Product development costs decreased from 7% of revenues for the year ended December 31, 1998, to 4% of revenues for the year ended December 31, 1999. Total product development costs over the same period increased by 31%, or $54,000. We expect our product development expenses to increase significantly. We expect to develop our iChannel services independently of a specific client contract.

Selling, General and Administrative. Selling, general and administrative expenses, as a percent of revenues, decreased from 76% of revenues for the year ended December 31, 1998, to 48% of revenues for the year ended December 31, 1999. The total amount of selling, general and administrative expenses increased by 48%, or $908,000. The overall increase is the result of additional administrative costs related to growth in business activity and the addition of sales personnel and other marketing and promotion costs in 1999. Costs for the year ended December 31, 1999 included approximately $260,000 related to the evaluation of an offer to purchase the Company.

Provision for Income Taxes. InfoNow has paid no income taxes since its inception and has not recorded a provision for income taxes. We believe that tax liabilities for future years will initially be offset against tax loss carryforwards, which expire beginning in 2010, estimated at $4,997,000 as of December 31, 1999.

Non-Operating Income (Expense). Net non-operating income was $70,000 for the year ended December 31, 1999 compared to $51,000 for the year ended December 31, 1998. The increase is due primarily to additional interest income on cash and cash equivalents, and a buyout earned based on Cimarron's gross profits in accordance with the December 1997 sale agreement between InfoNow and Cimarron Dog and Pony Company.

Net Loss. Net loss for the year ended December 31, 1999, was $99,000, as compared to a net loss of $1,111,000 for the year ended December 31, 1998. The improvement is primarily due to increased revenues generated by additional contracts sold and implemented during the past twelve months without corresponding increases in operating expenses.

Liquidity and Capital Resources

     InfoNow had cash and equivalents of $4,013,000 at December 31, 2000, compared to $5,356,000 at December 31, 1999, a net decrease of $1,343,000. The decrease was primarily due to $5,109,000 cash used in operating activities and $1,655,000 cash used to acquire equipment and data, both of which were related to our efforts to implement and deploy our new iChannel services. This decrease in cash was offset by net proceeds of $4,620,000 on March 30, 2000, from the issuance of common stock in a private placement to Putnam Information Sciences Trust, NR Ventures, Ltd., and RIT Capital Partners, PLC, and the exercise of stock options and warrants during the year, which resulted in proceeds of $689,000. Our use of cash has decreased significantly in recent quarters. Our use of cash in the fourth quarter of 2000 was $1,194,000, or a 40% decrease in the use of cash in the third quarter.

     Our working capital has decreased to $3,299,000 in 2000, from $4,672,000 in 1999. Our working capital for 2000 includes non-cash liabilities related to the deferral of revenues under SAB 101 of $1,466,000.

     InfoNow has financed its operations primarily through the placements of private equity securities and, to a lesser extent, through borrowing and equipment leasing arrangements. We have received a total of approximately $13,800,000 from private offerings and have received an additional $2,367,000 from the exercise of stock options and warrants since we began offering our services in 1995.

     We currently project that available cash balances, together with projected cash flows from recurring service fees from our client contracts and anticipated new sales, will be sufficient to fund our operations for at least the next twelve months. These projections assume that planned investments in sales and marketing will generate new sales equal to, or greater than, our historical experience. In addition, we assume that there will not be a substantial change in cash inflow provided from our existing recurring service fees and that planned increases in expenditures for sales, marketing, capital equipment and administrative costs will not exceed current budgeted amounts.

     In the event that our assumptions prove to be incorrect, we believe that it is possible to reduce certain costs in our operations, commensurate with lower revenue levels. If we are unsuccessful in managing our expenditures, we may need to seek additional funding to continue our operations. We are not currently seeking additional equity financing, however we may do so in the future. Our ability to successfully complete an offering is dependent on a number of factors. There can be no assurances that we can successfully complete an equity placement, or that a placement can be concluded on the terms and conditions that would be acceptable to us.

Related Business Risks and Assumptions

     Certain of the statements contained in this report are forward-looking and are subject to business risks and uncertainties. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following events described below actually occur, our business, financial condition and results of operations would likely suffer. In this case, the market price of our common stock could decline, and you could lose all or part of the money you paid to buy our common stock.

We have a limited operating history and expect to encounter risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets.

     We began developing our Internet Web service offerings in 1995, and we completed the implementation of our first contract in July 1996 and have introduced our iLeads services in 1998 and our iCommerce services in 2000. Accordingly, we have only a limited operating history upon which to base an evaluation of our business and future prospects. We operate in markets and provide services that have only recently developed and are changing rapidly. Projecting demands and market acceptance for recently introduced products and services is subject to a high level of uncertainty and risk. The market for our services may not develop as expected, or competitive services or products may emerge that will significantly change the demand for our services. As a result, we may not be able to accurately forecast our financial results or the resources required for our operations. Our limited operating history also hinders our ability to forecast transaction load demands on our systems from customers, which may affect our ability to maintain responsiveness of our systems and provide services to new and existing customers. We may be unsuccessful in addressing these risks.

We have a history of losses and may continue to incur operating losses in the future.

     We incurred net losses from continuing operations of $1,111,000 in 1998, $99,000 in 1999, and $5,587,000 in 2000. Although we have plans to substantially reduce our losses from operations, these plans depend on our ability to control our operating expenditures, retain current business and obtain new business from new and existing customers. These continuing losses are a result of expenditures made to develop and market our service offerings as well as to develop an operating infrastructure to deliver our services. Our costs are relatively fixed in the short term. If our assumptions about revenues or our ability to control operating costs prove to be incorrect, we may not be able to adjust our operating expenses in order to achieve profitability, and we may never achieve profitability.

     Our future financial results will depend on many factors, including future economic, market and competitive conditions. These factors are difficult or impossible to predict accurately and many of them are beyond our ability to control. We may be unable to sustain revenue growth and manage our development and marketing costs in order to achieve and sustain profitability.

Fluctuations in our operating results that fail to meet expectations of public market analysts and investors may cause substantial decreases in the price of our common stock.

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

Our performance largely depends on sales of our Internet-based iChannel services.

     Our operating revenues and profits largely depend on the sales and market acceptance of our Internet-based iChannel services. We are in the process of developing the full suite of these services and these development efforts may not be successful. We anticipate that our current service offerings, focused on iChannel services, will continue to account for a substantial portion of our revenues for the foreseeable future. We cannot be certain that our services will gain the market acceptance that we expect for a variety of reasons, including:

     o    performance of our services relative to customer expectations;

     o    functionality of our services relative to competitive offerings; and

     o    the level of economic benefit delivered by our services.

     We may also experience a decline in the price of, or demand for, our current and planned iChannel services if our clients delay or cancel purchases of our products or services due to a general downturn in the economy. Our business and financial conditions would be seriously harmed if we were unable to gain the market acceptance we expect.

If we are not able to enhance and develop new capabilities for our service offerings on a timely basis, our competitive position and business will likely suffer.

     Our current business plan anticipates that significant amounts of future revenue will be derived from services and product enhancements that either do not exist today or have not been sold in large enough quantities to ensure market acceptance. A significant portion of our success will depend on our ability to design, develop, test, market, sell and support new services and enhance our current services in a timely basis in response to competitive products and the evolving demands of our clients. The Internet Web services markets are characterized by rapid technological change. New services developed by others based on new and existing technologies could render our services obsolete. We must develop and introduce service enhancements and new services in a timely and cost-effective manner in response to changing market conditions and client requirements. The development of new systems is a complex, expensive and uncertain process requiring technical innovation and the accurate anticipation of technological and markets trends, as well as good management controls over the cost of developing new services. In addition, enhancements or new services may fail to meet the requirements of the marketplace or achieve market acceptance. We may also experience difficulties that could delay or prevent the successful development and introduction of service enhancements or new services. Our financial and technological resources may not be adequate to develop or market new services successfully or respond effectively to technological and competitive challenges.

We depend upon a limited number of customers for our current revenues.

     A substantial amount of our revenue comes from a limited number of customers. As of December 31, 2000, we had service contracts with 58 clients. Contracts with individual clients who accounted for more than 10% of our revenues resulted in approximately 33% of our total revenues in 1998, 17% of our total revenues in 1999, and 18% of our total revenues in 2000. Our service contracts typically have service terms of one to three years, subject in some cases to earlier termination by our clients upon written notice. We currently depend, and expect to depend in the foreseeable future, on the retention of the recurring service revenues from these contracts to finance our operations, to fund a portion of the future development of our services and to market our services to new clients. The loss of one or more major clients would have a negative impact on our business, financial condition and results of operations.

Our performance will depend on the continued growth and acceptance of the Internet for commerce.

     Use of the Internet and services we provide is in an early stage of development. Our success is largely dependent upon acceptance and use of the unique capabilities of the Internet and private intranets to deliver our services. There can be no assurance that commerce over the Internet will continue to expand. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including:

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

We depend on the continued growth and retention of our client base. If we fail to generate repeat or expanded business from our current and future clients, our business will be seriously harmed.

     Our success depends on the continued growth and retention of our client base. We currently depend on a limited number of key, high-profile clients. Our ability to attract new clients will depend on a variety of factors, including the accuracy, reliability and cost-effectiveness of our service offerings and our ability to effectively market such services. We cannot be certain that our current clients will continue at the levels of previous periods, or that we will be able to do a significant amount of business with new clients. If we fail to generate repeat and expanded business from our current and future clients, our business, financial condition and results of operations would be seriously harmed.

We face intense competition in the markets for our services.

     We are one of the first companies to market an integrated set of Internet-based eCommerce solutions for channel dependent companies and their channel partners. We believe that the market for these services is currently fragmented and rapidly evolving. We further believe that this market will become intensely competitive as market acceptance for our services continues to develop. Many of our potential competitors are larger and have substantially greater financial, technical, and marketing resources than we do. This could give them a competitive advantage over us. Also, some competitors and potential competitors offer a broader line of software and services than we do, which may affect current and potential clients' purchasing decisions, especially if clients wish to consolidate their services with a single or limited number of service providers. Increased competition in these markets could force us to reduce prices for our services or result in the introduction of new products or services superior to ours. If we are not able to compete successfully, our business and financial results will likely suffer. Our future performance will be dependent upon our ability to remain competitive with respect to the technical capabilities, customer service capabilities and economic value of the services we offer.

We plan to increase our participation in international markets, which will expose us to greater risks associated with international operations.

     We market and sell our services in the United States and internationally, and many of our clients are multinational corporations. We intend to expand the sale of our services in international markets. To date, we have limited experience in marketing our services internationally. Expansion into international markets will subject us to inherent risks, including:

     o    the impact of economic fluctuations outside the United States;

     o greater difficulty in accounts receivable collection and longer collection periods;

     o    expenses associated with customizing services for foreign countries;

     o difficulties in obtaining adequate geographic and demographic data for our international service offerings;

     o unexpected changes in regulatory requirements, tariffs and other trade barriers;

     o difficulties and costs associated with staffing and managing foreign operations;

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

We depend on key personnel and may be adversely affected if we lose key personnel or if we fail to attract, retain and integrate highly skilled technical and marketing personnel in the future.

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

In order to manage our anticipated growth, we must be able to improve our financial and operational systems on a timely basis

     Our business plans and strategies assume a rapidly increasing market for outsourced e-commerce business solutions and our continued participation in those markets. This planned growth will require us to make significant improvements in our financial and operational systems and procedures. Our business would likely suffer if we are not able to make changes needed to our systems and procedures that are needed to accommodate our anticipated growth on a timely basis.

We use technology and databases licensed from third parties. Our business would likely suffer if this technology and data is not accurate, is not updated on a timely basis or the terms of these licenses were to substantially change or be canceled.

     Our primary services incorporate technology and databases developed and owned by third parties. We rely on these third parties to provide accurate technology and data, to enhance and update products to meet the changing needs of our clients and to respond to competitive and technological changes on a timely basis. If we were to breach our license agreements with these third parties or if any of these license agreements were terminated, we would lose the right to use the licensed software or data. There can be no assurances that we will be able to replace the functionality provided by the third-party software or data currently integrated into our services. In addition, if we are not able to obtain adequate support for third-party software and data or it becomes incompatible with our software and systems, we would need to redesign our software and systems or seek comparable replacements. We cannot assure you that we could successfully redesign our software and systems or that we could locate, develop and integrate adequate replacement software or data.

Delivery of our services could be delayed if third-party software incorporated in our services is no longer available.

     We integrate third-party software as a component of our services. This third-party software may not continue to be available to us on commercially reasonable terms, if at all. If we cannot maintain licenses to key third-party software, delivery of our products could be delayed until equivalent software could be developed or licensed and integrated into our products, which could harm our business and operating results.

We plan to offer licenses for our products to our clients, which may expose us to new risks in the marketplace.

     Our current business plans contemplate that we will license part of our services to our clients. Previously, we have only offered our services in a hosted environment. This new selling method may expose us to new risks. Our software may not function in the same way as it does in our hosted environment, or clients may lack the proper skills to properly operate the software. As a result, the perception of our products may suffer in the marketplace. We do not believe that any software we currently plan to license contains any embedded third-party software that will require a change to any current license arrangements. However, we may need to obtain additional licenses if we discover that third-party software, or derivative works, have been embedded into our licensed products. We cannot assure you that we could obtain such licenses or that such licenses could be obtained on terms and conditions acceptable to us.

We may be susceptible to breaches of database security.

     Despite our implementation of network security measures, our servers may still be vulnerable to computer viruses, and similar disruptions from unauthorized tampering. A party who is able to circumvent our security measures could misappropriate proprietary database information or cause interruptions in our operations. As a result, we may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches, which could harm our business.

We may experience significant interruptions in our services due to failure of our data centers, which could seriously harm our business

     Delivery of our services depends upon our ability to protect our data centers against damage from fire, earthquakes, power loss, telecommunications failures and similar events. We carry property insurance in the event of equipment damage. However, our system safeguards and insurance may not be adequate to compensate for all losses that may occur from business interruptions. We maintain redundant data processing center operations, which are housed in two separate facilities in Denver, Colorado maintained by InFlow to provide services to our clients. However, we still may experience service outages due to multiple failures of systems or area-wide natural disasters, as both sites are located in Denver.

Our business relies on our intellectual property. We have a limited ability to protect our intellectual property rights and could incur substantial costs to enforce our intellectual property or defending against claims of third parties for infringement on their intellectual property rights.

     Our success depends on our ability to protect our intellectual property rights. We rely on a combination of copyright and trademark law, non-disclosure agreements and contractual provisions in agreements with our clients to establish and maintain proprietary rights in our services and other intellectual property. These measures can afford only limited protection for our intellectual property, as they do not prevent competitors from independently developing equivalent or superior technology. Additionally, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. If we do not adequately protect our intellectual property, our business, financial condition and results of operations will be seriously harmed. In addition, intellectual property protection may not be available in other countries where our services are sold.

     Third parties may assert infringement claims against us in the future that may lead to litigation. If we litigated to enforce our rights or to defend against an infringement claim, it would be expensive, divert management resources and may not be adequate to protect our business. Additionally, as a result of such litigation, we could be required to pay damages, a license fee or royalties to obtain intellectual property rights that are needed to continue to sell our products and services. These royalties or licensing agreements may be unavailable or may be offered on terms unacceptable to us. Delays or interruptions in our services that would have a material adverse impact on our business may occur if we are unable to obtain the necessary licensing or royalty agreements.

The software and data in our systems used to provide our services might contain undetected errors that may result in product liability or other claims, which may seriously harm our business.

     We use highly complex software and data in the systems that deliver our services. Our testing procedures are designed to detect material errors in our data and systems but may not be adequate to detect all errors that may exist. In the event that an error in our systems harms our clients or other third parties, or fails to meet our clients' expectations, the harm to our reputation may diminish market acceptance for our services. We may also be exposed to possible litigation or our clients may withhold payment for our services. We rely on contractual provisions to limit our liabilities for such claims. However, these provisions may not be adequate to protect us from all possible claims. We are not currently aware of any such claims and have had no material claims in since our inception. Therefore, we have not established financial reserves for warranty or other similar claims, as we have no history upon which to base these reserves, and we have no product liability or other insurance with which to pay these claims. A product liability or other claim brought against us, even if not successful, would likely be time-consuming and costly. A product liability or other claim could seriously harm our business, financial condition and results of operations.

We may not be able to successfully manage our expansion.

     In order to execute our business plan, we must grow significantly. As of December 31, 1998, 1999 and 2000, we had a total of 34, 61 and 106 employees, respectively. We expect that the number of our employees will continue to increase for the foreseeable future. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to expand and maintain close coordination among our technical, accounting, finance and sales and marketing organizations. Our inability to manage growth effectively could seriously harm our business, financial condition and results of operations.

Our business could be seriously affected by the privacy concerns of electronic commerce users.

     Some of our current services, and other services under development are designed to capture demographic, customer preference and profile information each time a customer visits a Web site or volunteers information in response to survey questions. Privacy concerns may cause visitors to resist providing the personal data necessary to support this profiling capability. More importantly, even the perception of privacy concerns, whether valid or not, may indirectly inhibit market acceptance of our services. In addition, legislative or regulatory requirements may heighten these concerns if Web site users must be notified that the data captured after visiting Web sites may be used by companies to unilaterally direct product promotion and advertising to that user. We are not aware of any such legislation or regulatory requirements currently in effect in the United States. Various other countries and political entities, such as the European Economic Community, have adopted such legislation or regulatory requirements and the United States may adopt similar legislation or regulatory requirements n the future. If customer privacy concerns are not adequately addressed or if restrictive legislation is adopted in the United States, our business, financial condition and results of operations could be seriously harmed.

Our business could be adversely affected by the enactment of new laws or regulations governing the exchange and capture of information and commerce over the Internet.

     Our business could be seriously harmed if new legislation or regulations, or the application or interpretation of existing laws, result in reduced use of the Internet, changes the usage of our services, or otherwise impairs our ability to provide service to our clients. There are an increasing number of laws and regulations pertaining to the Internet. In addition, there are a number of legislative and regulatory proposals by state, local and foreign jurisdictions that are under consideration, including proposals relating to protection of information gathered over the Internet and taxation of services provided over the Internet. Although many of these regulations may not apply to our business directly, we expect that laws regulating the solicitation, collection or processing of personal/consumer information could indirectly affect our business. The Telecommunications Act of 1996 prohibits certain types of information and content from being transmitted over the Internet. The prohibition's scope and the liability associated with a Telecommunications Act violation are currently unsettled. In addition, although substantial portions of the Communications Decency Act were held to be unconstitutional, we cannot be certain that similar legislation will not be enacted and upheld in the future. This type of legislation could possibly expose companies involved in Internet commerce to liability, which could limit the general growth of Internet commerce. Legislation like the Telecommunications Act and the Communications Decency Act could dampen the growth in Web usage and decrease its acceptance as a communications and commercial medium.

You may have difficulty selling your shares if we are not able to maintain our listing on the Nasdaq Stock Market due to the limited trading volume on the Over-the-Counter Bulletin Board or if our stock becomes subject to the SEC's penny stock rules.

     Our shares are currently listed on the Nasdaq Stock Market. This listing is dependent on us maintaining certain minimum standards, including among others, bid price and net tangible assets. If we continue to incur losses and cannot maintain the standards for continued listing on the Nasdaq Stock Market, our common stock could be subject to delisting. Trading in our common stock would then be conducted in the over-the-counter market on the OTC Bulletin Board, and we would become subject to the SEC's penny stock rules. These rules impose additional sales practice requirements on broker-dealers before our stock could be sold to the customers of the broker-dealers. The additional sales practice requirements could materially adversely affect the willingness or ability of broker-dealers to sell our common stock. As a result, you may find it more difficult to sell your shares or to obtain accurate quotations as to the price of our shares. In addition, it may be more difficult for us to obtain additional equity financing needed for future expansion of our operations due to the liquidity concerns of potential investors.

Volatility in the price of our common stock may make us the target of securities litigation, which could adversely affect our business.

     The price of our common stock has been volatile in the past and may continue to be volatile in the future due to a variety of factors, many of which are beyond our ability to control. Factors affecting the trading price of our common stock include:

     o    responses to period-to-period variations in our results of operations;

     o announcements of new products, services or enhancements by us or our competitors;

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

Our management and principal stockholders exercise significant control over InfoNow.

     The officers, directors and principal stockholders own beneficially approximately 35% of our outstanding common stock. As a result, these stockholders acting together are able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our Company, which could negatively affect our stock price.

We are subject to risks associated with potential acquisitions or investments.

     In the past, we have had discussions with companies regarding acquiring or investing in their business, products, services or technology. We do not currently have any plans to make any acquisitions or investments in other companies, but we may do so in the future. If we make an acquisition or major investment in another company, we could have difficulty assimilating the acquired company's operations and personnel. In addition, we could face difficulties integrating any acquired products, services and technologies into our operations. These difficulties could disrupt our on-going business, distract our management and significantly increase our operating expenses. As a result, our business and financial condition would likely suffer.

We may not be able to raise additional capital if needed in the future, and any future equity offering could result in substantial dilution to existing stockholders.

     We may need to raise additional funds in the future in order obtain working capital for our business, fund more aggressive marketing or product development programs or acquire complementary businesses, technologies or services. Any required additional financing may be unavailable at terms acceptable to us, if at all. If we raise additional funds by issuing equity securities, these securities may have rights senior to existing stockholders and existing stockholders may experience significant dilution of their ownership interest. If we are unable to obtain financing when required, we may be unable to fund our expansion, successfully exploit business opportunities or adequately respond to competitive pressures, which would likely cause harm to our business. There can be no assurances that we will be able to obtain additional financing, if necessary, on terms acceptable to us, if at all.

Substantial sales of our common stock could adversely affect our stock price.

     The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that those sales could occur in the market. These sales also might make it more difficult for us to sell equity securities in the future at a time and a price that we deem appropriate. There are no restrictive sales or lockup agreements for shares held by our officers or principal stockholders.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to market risk through interest rates related to its investment of current cash and cash equivalents. These funds are generally highly liquid with short term maturities, and the related market risk is not considered material. The Company's capital lease obligations are at fixed rates of interest. The Company's management believes that fluctuations in interest rates in the near term will not materially affect our consolidated operating results, financial position or cash flows.

Item 8.  Financial Statements.
- -------  ---------------------

     See pages F-1 through F-20 of this Form 10-K.



Item 9.   Changes In and Disagreements with Accountants on Accounting
Financial Disclosure.
- --------------------------------------------------------------------------------

     None

                                    Part III



Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act.
- --------------------------------------------------------------------------------

     Information with respect to Directors may be found under the caption "Proposal 1 Election of Directors" on pages 4 and 5 of the Company's Proxy Statement dated April 16, 2001, for the Annual Meeting of Shareholders to be held May 11, 2001 (the "Proxy Statement"). Such information is incorporated herein by reference.



Item 11.   Executive Compensation.
- --------   -----------------------

     The information in the Proxy Statement set forth under the captions "Executive Compensation" on pages 12 through 13 and "Director Compensation" on page 14 is incorporated herein by reference.



Item 12.   Security Ownership of Certain Beneficial Owners and Management.
- --------   ---------------------------------------------------------------

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" on page 3 of the Proxy Statement is incorporated herein by reference.



Item 13.  Certain Relationships and Related Transactions.
- --------  -----------------------------------------------

     The information set forth under the caption "Certain Relationships and Related Transactions" on page 15 of the Proxy Statement is incorporated herein by reference.

Item 14.   Exhibits
- --------   --------

         (a) Exhibits

         Included as exhibits are the items listed on the Exhibit Index.  The

         Registrant will furnish a copy of any of the exhibits listed below upon

         Payment of $5.00 per exhibit to cover the costs to the Registrant of

         Furnishing such exhibit.

         2.1      Stock Purchase Agreement for Series B Convertible Participating Preferred Stock between the
                  Company and Putnam Investors dated December 31, 1999 (K)

         2.2      Stock Purchase Agreement for Common Stock between the Company and Putnam Investors dated March
                  30, 2000 (I)

         3.1      Certificate of Incorporation of the Company, as amended (A)

         3.1.1    Certificate of Designation, Preferences and Rights of Series B Convertible Participating
                  Preferred Stock of InfoNow Corporation (K)

         3.2      Bylaws of the Company, as amended (B)

         4.1      Form of Common Stock certificate for the Company's Common Stock, $.001 par value per share (B)

         4.4      Form of Class C Warrant (C)

         4.5      Form of Series B Convertible Preferred Stock Certificate (K)

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

         10.35    Asset Sale Agreement for sale of assets to Cimarron Dog and Pony Company, Inc., dated December
                  11, 1997. (G)

         10.36    Employment Agreement between the Company and Michael W. Johnson dated January 1, 1998. (G)

         10.37    Agreement dated October 23, 1997 between the Company and Michael W. Johnson regarding sale of the Company. (G)

         10.38    Letter Agreement between the Company and Michael Basch dated September 21, 1998. (H)

         10.39    Employment Agreement between the Company and Joseph Penta dated September 1, 2000




         10.41    Employment Agreement between the Company and Peter Bryant dated June 14, 2000 (J)

         10.42    Employment Agreement between the Company and Harold Herbst dated February 22, 2001

         10.43    Office Lease between Crescent Real Estate Equities Limited Partnership and InfoNow Corporation dated
                  March 2, 1999. (K)

         16.1     Letter of Hein + Associates, LLP dated March 23, 2000

         23.1     Consent of Deloitte & Touche LLP

         23.2     Consent of Hein + Associates LLP

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

          (I) Incorporated by reference from the Company's report on Form 8-K dated May 2, 2000

          (J) Incorporated by reference from the Company's report on Form 10-Q dated June 30, 2000

          (K) Incorporated by reference from the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, of March 30, 2001.



                                            INFONOW CORPORATION





                                            By: /s/ Michael W. Johnson, CEO
                                                --------------------------------
                                                    Michael W. Johnson, CEO



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                           Title                                       Date
- ---------                           -----                                       ----


/s/ Michael W. Johnson
- ---------------------------------   Chairman, Chief Executive Officer           March 30, 2001
Michael W. Johnson                  (Principal Executive Officer)


/s/ Harold R. Herbst
- ---------------------------------   Chief Financial Officer,                    March 30, 2001
Harold R. Herbst                    Executive Vice President
                                    (Principal Financial and
                                     Accounting Officer)

/s/ Kevin D. Andrew
- ---------------------------------   VP, Finance & Administration,               March 30, 2001
Kevin D. Andrew                     Secretary and Treasurer


/s/ Allan R. Spies
- ---------------------------------   Director                                    March 30, 2001
Allan R. Spies


/s/ Duane H. Wentworth
- ---------------------------------   Director                                    March 30, 2001
 Duane H. Wentworth


/s/ Michael D. Basch
- ---------------------------------   Director                                    March 30, 2001
Michael D. Basch


                                                 47

                               InfoNow Corporation

                          INDEX TO FINANCIAL STATEMENTS



                                                                        PAGE
                                                                        ----

Independent Auditors' Report                                             F-2

Balance Sheets - December 31, 2000 and 1999                              F-4

Statements of Operations - For the Years Ended
 December 31, 2000, 1999 and 1998                                        F-5

Statements of Stockholders' Equity - For the Years
 Ended December 31, 2000, 1999 and 1998                                  F-6

Statements of Cash Flows - For the Years Ended
 December 31, 2000, 1999 and 1998                                        F-8

Notes to Financial Statements                                            F-9

                               INFONOW CORPORATION

                          INDEPENDENT AUDITORS' REPORT




Board of Directors
InfoNow Corporation
Denver, Colorado

We have audited the accompanying balance sheet of InfoNow Corporation as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of InfoNow Corporation as of December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the company changed its method of accounting for revenue recognition in 2000.




DELOITTE & TOUCHE, LLP

Denver, Colorado
March 29, 2001

                          INDEPENDENT AUDITORS' REPORT




Board of Directors
InfoNow Corporation
Denver, Colorado

We have audited the accompanying balance sheets of InfoNow Corporation as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InfoNow Corporation December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.




HEIN + ASSOCIATES LLP

Denver, Colorado
February 8, 2000

                                          INFONOW CORPORATION

                                             BALANCE SHEETS
                            (In Thousands, Except Per Share Information)

                                                                                       DECEMBER 31,
                                                                                       ------------
                                                                               2000                  1999
                                                                             --------              --------
                                                 ASSETS
                                                 ------

CURRENT ASSETS:
    Cash and cash equivalents                                                $  4,013              $  5,356
    Restricted cash investments                                                    76                    76
    Accounts receivable, net of allowance
     of $49 and -0-, respectively                                               1,547                   867
    Deferred implementation costs                                                 295                  --
    Prepaids and other current assets                                             335                    88
                                                                             --------              --------
         Total current assets                                                   6,266                 6,387
                                                                             --------              --------

PROPERTY AND EQUIPMENT, net                                                     2,222                 1,062

    Non-current deferred implementation costs                                     274                  --
    Other Assets and Deferred Charges                                              46                    30
                                                                             --------              --------

TOTAL ASSETS                                                                 $  8,808              $  7,479
                                                                             ========              ========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                  ------------------------------------

CURRENT LIABILITIES:
    Notes payable and capital leases-current portion                         $    173              $     81
    Accounts payable and accrued expenses                                       1,033                 1,172
    Short-term deferred revenues                                                1,761                   462
                                                                             --------              --------
         Total current liabilities                                              2,967                 1,715

    Notes Payable and Capital Leases, net of current portion                      362                    38
    Long-term deferred revenues                                                 1,156                  --

COMMITMENTS (Note 7)

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value;
   1,962,335 shares authorized:
   Series A Convertible, 213,483 shares
         authorized, none issued and outstanding                                 --                    --
   Series B Convertible Participating
         Preferred Stock, 800,000 shares
         authorized, 250,000 shares issued
         and outstanding at December 31, 2000
         and 1999, liquidation preference
         of $5,000,000                                                           --                    --
    Common stock, $.001 par value;
         15,000,000 shares authorized; 8,146,244 and
         7,189,183 issued and outstanding, respectively                             8                     7
    Additional paid-in capital                                                 38,811                33,440
    Accumulated deficit                                                       (34,496)              (27,721)
                                                                             --------              --------
         Total stockholders' equity                                             4,323                 5,726
                                                                             --------              --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $  8,808              $  7,479
                                                                             ========              ========


                               See notes to the consolidated financial statements.




                                          INFONOW CORPORATION
                                       STATEMENTS OF OPERATIONS
                              (In Thousands, Except Per Share Information)


                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                    2000                 1999                  1998
                                                -----------           -----------           -----------

REVENUES                                        $     7,228           $     5,780           $     2,498

    Cost of sales                                     4,687                 2,907                 1,579
                                                -----------           -----------           -----------

GROSS MARGIN                                          2,541                 2,873                   919

OPERATING EXPENSES:
    Selling and marketing                             4,687                 1,687                 1,084
    Product development                               1,541                   229                   175
    General and administrative                        2,241                 1,126                   821
                                                -----------           -----------           -----------
         Total operating expenses                     8,469                 3,042                 2,080
                                                -----------           -----------           -----------

LOSS FROM OPERATIONS                                 (5,928)                 (169)               (1,161)

OTHER INCOME (EXPENSE):
    Interest income                                     362                    64                    58
    Interest expense                                    (22)                  (16)                  (14)
    Other, net                                            1                    22                     6
                                                -----------           -----------           -----------
                                                        341                    70                    50
                                                -----------           -----------           -----------

NET LOSS BEFORE CUMULATIVE CHANGE IN
    ACCOUNTING PRINCIPLE                             (5,587)                  (99)               (1,111)

CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                             (1,188)                 --                    --
                                                -----------           -----------           -----------

NET LOSS                                        $    (6,775)          $       (99)          $    (1,111)

IMPUTED PREFERRED STOCK DIVIDENDS                      --                  (5,000)                 --
                                                -----------           -----------           -----------

NET LOSS APPLICABLE TO COMMON
    STOCKHOLDERS                                $    (6,775)          $    (5,099)          $    (1,111)
                                                ===========           ===========           ===========

NET LOSS PER COMMON SHARE:
    Net loss before accounting change           $      (.71)          $      (.72)          $      (.18)
    Cumulative effect of change in
         accounting principle                          (.15)                 --                    --
                                                -----------           -----------           -----------
NET LOSS PER COMMON SHARE, BASIC AND
    DILUTED                                     $      (.86)          $      (.72)          $      (.18)
                                                ===========           ===========           ===========

BASIC AND DILUTED WEIGHTED AVERAGE
    COMMON SHARES OUTSTANDING                     7,898,000             7,067,000             6,298,000
                                                ===========           ===========           ===========
    Pro forma amounts assuming the change in
    revenue recognition method is applied
    retroactively:
        Net loss                                $    (5,701)          $      (848)          $    (1,662)
                                                -----------           -----------           -----------
        Net loss applicable to common stock     $    (5,701)          $    (5,848)          $    (1,662)
                                                -----------           -----------           -----------
        Net loss per share                      $      (.72)          $      (.83)          $      (.26)
                                                ===========           ===========           ===========

                              See notes to the consolidated financial statements.




                                                     INFONOW CORPORATION

                                             STATEMENTS OF STOCKHOLDERS' EQUITY
                                     FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                    (In Thousands, Except Share and Per Share Information)

                                                                                                   ADDITIONAL
                                                                                                   ----------
                                               PREFERRED STOCK                COMMON STOCK          PAID-IN      ACCUMULATED
                                          -------------------------     -----------------------     -------       -----------
                                             SHARES        AMOUNT         SHARES       AMOUNT       CAPITAL         DEFICIT
                                          -----------    ----------     ----------   ----------    ----------     ----------

BALANCES, January 1, 1998                        --      $     --       5,364,179    $        5    $   21,904     $  (21,511)

     Issuance of common stock in
        exchange for note                        --            --           2,000          --               1           --
     Common shares valued at $1.75
        per share for cash in March
        27, 1998 private placement,
        net of financing costs of
        $19,000                                  --            --         450,000             1           769           --
     Non-cash charge related to the
        issuance of options to
        purchase common stock to
        consultants                              --            --            --            --              99           --
     Common shares issued upon
        exercise of warrants and
        options at prices ranging
        from $0.40 to $1.40 per
        share                                    --            --         999,064             1         1,137           --
     Net loss                                    --            --            --            --            --           (1,111)
                                           ----------    ----------    ----------    ----------    ----------     ----------

 BALANCES, December 31, 1998                     --            --       6,815,243             7        23,910       (22,622)

     Common shares issued in
        exchange for warrants                    --            --         100,000          --            --             --
     Common shares issued in lieu
        of compensation                          --            --           1,000          --               4           --
     Common shares issued upon
        exercise of warrants and
        options at prices ranging
        from $0.29 to $2.19 per
        share                                    --            --         272,940          --             251           --
     Imputed dividend on issuance
        of preferred shares                      --            --            --            --           5,000          (5,000)
     Preferred shares issued at
        $20.00 per share for cash
        on December 31, 1999
        private placement, net of
        financing costs of $725               250,000          --            --            --           4,275           --
     Net loss                                    --            --            --            --            --              (99)
                                           ----------    ----------    ----------    ----------    ----------     ----------

BALANCES, December 31, 1999                   250,000    $     --       7,189,183    $        7    $   33,440     $  (27,721)





                                                     INFONOW CORPORATION

                                          STATEMENTS OF STOCKHOLDERS' EQUITY, Cont.
                                     FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                    (In Thousands, Except Share and Per Share Information)


                                                                                                 ADDITIONAL
                                                                                                 ----------
                                             PREFERRED STOCK                COMMON STOCK          PAID-IN      ACCUMULATED
                                        -------------------------     -----------------------     -------       -----------
                                           SHARES        AMOUNT         SHARES       AMOUNT       CAPITAL         DEFICIT
                                        -----------    ----------     ----------   ----------    ----------     ----------

Common shares issued in exchange
     for warrants                            --            --          47,500          --            --            --
Common shares issued upon
     exercise of  warrants and
     options                                 --            --         381,126          --             741          --
Common shares issued for cash
     net of offering costs of $515           --            --         526,316             1         4,484          --
Common share issuance costs paid
     in warrants                             --            --            --            --             136          --
Common shares issued for
     services                                --            --           2,119          --              10          --
Net loss                                     --            --            --            --            --          (6,775)
                                        ---------     ---------     ---------     ---------     ---------     ---------

BALANCES, December 31, 2000               250,000          --       8,146,244     $       8     $  38,811     $ (34,496)
                                        =========     =========     =========     =========     =========     =========


                                        See notes to the consolidated financial statements.




                                                INFONOW CORPORATION
                                              STATEMENTS OF CASH FLOWS
                                                  (In Thousands)

                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                          --------------------------------
                                                                        2000             1999            1998
                                                                      --------         --------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                          $(6,775)         $   (99)         $(1,111)
    Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation and amortization                                    799              562              537
         Allowance for bad debt                                            49             --                 31
         Cumulative effect of change in accounting principle            1,188             --               --
         Compensation expense recognized in connection with
             stock option and warrant issuances                            63                4               99
         Changes in operating assets and liabilities:
             Accounts receivable                                         (729)            (488)            (233)
             Other current assets                                        (373)              11             --
             Other assets and deferred charges                            (16)             (21)               1
             Accounts payable and other liabilities                      (139)              19               47
             Deferred revenue                                             824               (2)             201
                                                                      -------          -------          -------
         Net cash used in operating activities                         (5,109)             (14)            (428)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                 (1,655)            (856)            (359)
    Increase in restricted cash                                          --               --                (76)
                                                                      -------          -------          -------
         Net cash used in investing activities                         (1,655)            (856)            (435)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                          4,620             --                770
    Net proceeds from issuance of preferred stock                        --              4,275             --
    Offering costs included in accounts payable                          --                550             --
    Proceeds from exercise of options and warrants                        689              251            1,137
    Proceeds from notes payable and capital leases                        309             --                  9
    Principal payments on debt obligations                               (197)            (153)             (75)
                                                                      -------          -------          -------
         Net cash provided by financing activities                      5,421            4,923            1,841

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                        (1,343)           4,053              978

CASH AND EQUIVALENTS, beginning of year                                 5,356            1,303              325
                                                                      -------          -------          -------

CASH AND EQUIVALENTS, end of year                                     $ 4,013          $ 5,356          $ 1,303
                                                                      =======          =======          =======

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                            $    22          $    15          $    14
                                                                      =======          =======          =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
    Acquisition of equipment through capital leases                   $   302          $  --            $   152
                                                                      =======          =======          =======
    Debt incurred for insurance premiums                              $  --            $    79          $  --
                                                                      =======          =======          =======
    Warrants issued for private placement                             $   136          $  --            $  --
                                                                      =======          =======          =======


                                     See notes to the consolidated financial statements.

                                                           F-8

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
      -----------------------------------------------------------

     Organization and Business Activity - InfoNow Corporation (the "Company") was incorporated under the laws of the State of Delaware on October 29, 1990. We sell Enterprise Channel Management products and services. We provide eCommerce and other applications to large companies that sell their products and services through dealers, distributors or branches, also known as channel partners. Our product and services sold under our ichannel suite of services are Internet-based and enable traditional, brick-and-mortar companies to sell to and service end customers - in collaboration with their channel partners.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Capitalization of Computer Software - Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product, at which time such costs are capitalized, subject to expected recoverability. No costs were capitalized for such costs during the years ended December 31, 2000, 1999 or 1998. The Company amortized $7,000 and $138,000 for the years ended December 31, 1999 and 1998, respectively for costs capitalized in 1997. No amortization of such costs was incurred in calendar 2000.

     Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," requires costs of internally developed software to be charged to operations as incurred until certain capitalization criteria are met. We capitalized $201,000 in costs and amortized $8,000 for the year ended December 31, 2000. No costs were capitalized or amortized for the years ended December 31, 1999 and 1998.

     Revenue Recognition - The Company derives revenue by providing implementation and hosting services to its clients. Implementation fees and related deferred implementation costs performed in conjunction with service contracts are deferred and recognized over the expected term of the customer relationship. Service fees for hosting are recognized as earned over the term of the customer contract. For certain projects, we invoice for work yet to be performed. Cash received from pre-billings prior to the recognition of revenue are reflected as deferred revenues in the accompanying balance sheets. Losses are recognized immediately if projected direct costs exceed anticipated revenues.

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

     New Accounting Pronouncements - The Company changed its method of accounting for implementation fees to deferring implementation fees related to service contracts over the expected term of the customer relationship. Prior to this change in accounting principle, the Company recognized revenue from implementations using the percentage-of-completion method as the implementation was completed. This change in accounting principle is based on guidance provided in the Securities and Exchange Commission (the "SEC") Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, ("SAB 101") and Emerging Issues Task Force ("EITF") 00-3, "Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware". As a result of this change in accounting principle, the Company recorded a charge of $1,188,000 as the cumulative effect of the change in accounting principle consisting of $1,631,000 in net deferred revenues and $443,000 in net deferred implementation costs. During 2000, $611,000 of deferred revenues and $154,000 of net deferred costs from the cumulative effect were recognized. The net deferred revenues and costs will be recognized in future periods as follows: $513,000 in 2001, $218,000 in 2002 and $1,000 in 2003.

     Income Taxes - The Company accounts for its tax liabilities in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets are then reduced by a valuation allowance for amounts which do not satisfy the realization criteria of SFAS No. 109.

     Stock Compensation Expense - The Company records its stock compensation expense in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 specifies a fair value based method to measure compensation cost of issued stock options and similar instruments issued using a Black-Scholes model or other comparable method. However, the Company has elected an option under SFAS No. 123 that allows a Company to continue to recognize compensation cost for employees in accordance with the guidance in APB No. 25 and disclose the pro forma results of operations as if SFAS No. 123 had been applied to the financial statements. Transactions in which the Company issues stock options or other equity instruments to acquire goods or services from non-employees are accounted for in accordance with SFAS No. 123.

     Net Loss Per Common Share - The loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share (EPS). Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for 2000, 1999 and 1998 because the Company had losses from operations and therefore, the effect of all potential common stocks was anti-dilutive.

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

     Stock options, warrants outstanding and their equivalents are included in diluted earnings per share computations through the "treasury stock method" unless they are antidilutive. Convertible securities are included in diluted earnings per share computations through the "if converted" method unless they are antidilutive. Common share equivalents are excluded from the computations in loss periods, as their effect would be antidilutive. For the years ended December 31, 2000, 1999 and 1998 approximately 2.8 million, 2.6 million and 182 thousand equivalent dilutive securities (primarily convertible preferred shares and common stock options, respectively), have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations as they are antidilutive.

     Reclassifications - Certain amounts in the prior year financial statements have been reclassified to conform with the current year classifications.

     In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued which, as amended, was effective for all fiscal years beginning after June 15, 1999. SFAS No. 133 provides new standards for the identification, recognition and measurement of derivative financial instruments, including embedded derivatives. Historically, the Company has not entered into speculative derivative contracts. Although the Company's convertible debt and preferred stock include conversion features that are considered to be embedded derivatives, accounting for those instruments is not affected by SFAS No. 133. The adoption of SFAS No. 133 on January 1, 2001 did not result in a transition adjustment in the financial statements.

     401(k) Plan - In 1996, the Company adopted a defined contribution plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible for participation in the 401(k) Plan and may contribute up to 15%, or $10,500 per calendar year, of their compensation. No contributions were made by the Company to the 401(k) Plan for the years ending December 31, 2000, 1999 or 1998.

     Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are accounts receivable. The Company's customers primarily are large multi-national entities located throughout the U.S. The Company grants credit, generally without collateral, to these customers under specific contractual terms. The Company has not experienced any material losses related to its accounts receivable to date.

     As of December 31, 2000, the Company has current contracts with 58 customers. During the year ended December 31, 2000, the Company received 18% of its revenues from Hewlett Packard, or approximately $1,300,000. During the year ended December 31, 1999, the Company received 17% of its revenues from Intel, or approximately $1,000,000. During the year ended December 31, 1998, the Company received 33% of its revenues from Visa and Compaq or 17% and 16%, totaling aproximately $453,000 and $411,000, respectively. The Company anticipates that revenues per customer will continue to become less concentrated as additional customers are added to its revenue base and projected revenues from new installations in 2000 produce revenues for a full year in 2001.

     Segment Information - The Company operates in a single reportable segment and all revenues from customers are primarily from our iChannel services.

2.       PROPERTY AND EQUIPMENT:
         ----------------------

     Property and equipment consist of the following:

                                                             December 31,
                                                             ------------
                                                         2000            1999
                                                         ----            ----
                                                            (In Thousands)

       Computer equipment                              $ 2,992          $ 2,038
       Furniture and fixtures                              386              175
       Leasehold Improvements                              254             --
       Computer software                                   891              351
                                                       -------          -------
                                                         4,523            2,564
       Less accumulated depreciation
        and amortization                                (2,301)          (1,502)
                                                       -------          -------

       Property and equipment, net                     $ 2,222          $ 1,062
                                                       =======          =======

3.       LONG-TERM DEBT AND CAPITAL LEASES:
         ---------------------------------

        Summary of Long-Term Debt and Capital Leases
        --------------------------------------------
                                                            December 31,
                                                            ------------
                                                         2000          1999
                                                         ----          ----
                                                           (In Thousands)
       Capital lease obligations bearing interest
       from 5.87% to 12.8% due in monthly
       installments ranging from $1,567 to $6,489,
       maturing on dates ranging from August 2001
       to October 2005, collateralized by
       equipment                                     $       526     $       88

       Note payable for financing directors and
       officers insurance, bearing interest at
       6.2%, due in 11 equal monthly installments,
       beginning June 1999 until maturity.                     -             22

       Note payable to individual bearing interest
       at 6.0%, due in six equal monthly
       installments beginning in the month
       following the first quarter in which the
       Company reports net income of $100,000 or
       greater.                                                 9             9
                                                      -----------     ---------
                                                              535           119

       Less current portion                                  (173)          (81)
                                                      -----------     ----------

       Long-term portion                              $       362     $      38
                                                      ===========     =========

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


     Maturities of Capital Leases:
     ----------------------------

     Included in the cost of property and equipment are assets obtained through capital leases. The following is a summary of assets under capital lease as of December 31, 2000 and 1999:

                                                      2000            1999
                                                      ----            ----

           Furniture and Fixtures                  $   209,161     $         -
           Computer Equipment                          554,762         151,867
           Less accumulated depreciation              (198,565)        (67,496)
                                                   ------------    ------------

           Total                                   $   565,358     $    84,371
                                                   ===========     ===========

     Depreciation and amortization expense related to property and equipment under capital lease was $131,069 and $50,622 for the years ended December 31, 2000 and 1999 respectively.

     The capital leases are collateralized by the leased assets and are due in minimum monthly payments totaling $18,396, including interest at imputed rates ranging from 5.87% to 12.8%. Interest expense related to capital leases for the years ended December 31, 2000 and 1999, was approximately $19,400 and $10,800 respectively.

     At December 31, 2000, future payments under the capital lease obligations are as follows:

           Year Ending December 31,
           -------------------------

           2001                                          $     205,877
           2002                                                160,195
           2003                                                117,529
           2004                                                 76,112
           2005                                                 64,943
                                                         -------------
                                                               624,656
           Less amount related to interest                     (99,112)
                                                         --------------
                                                               525,544
           Less current portion                               (163,546)
                                                         --------------
           Total                                         $     361,998
                                                         =============

4.   STOCKHOLDERS' EQUITY:
     --------------------

     Preferred Stock - Shares of preferred stock may be issued from time to time in one or more series, with the rights and powers of each series set by the Board of Directors. The Company has a total of 1,962,335 authorized shares of preferred stock.

     Series A Convertible Preferred Stock. - The Board has designated 213,483 shares as Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock is convertible to common stock at the rate of four shares of common stock for one share of preferred stock. The Series A Convertible Preferred Stock has a liquidation value of $1.593 per share and the holders have voting rights on an as-converted basis. No shares of Series A Convertible Preferred Stock are outstanding.

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

     Series B Convertible Participating Preferred Stock - The Board has designated 800,000 shares as Series B Convertible Participating Preferred Stock (Series B Preferred Stock). The Series B Preferred Stock shall participate in any dividends declared on the Company's common stock on an if-converted basis and has voting rights on an if-converted basis. Upon liquidation, dissolution, or change in control of the Company, the Series B Preferred Stock has a liquidation preference equal to the greater of the amount that the holders would have received if the Series B Preferred Stock had been converted to common stock, or $20 per share plus unpaid dividends plus a pro rata share of any remaining assets on an if-converted basis, limited to an amount equal to twice the original issue price.

     The Series B Preferred Stock is convertible at the option of the holder at any time after issuance at a conversion price of $5.26 per share, subject to certain anti-dilution provisions. The Series B Preferred Stock shall convert automatically at any time after December 31, 2000 if the price of the Company's common stock has been at least three times the conversion price for 30 consecutive trading days.

     Significant Equity Transactions - On March 30, 2000, the Company completed a private placement of 526,316 shares of Common Stock for an aggregate purchase price of $5,000,000. The Company incurred cash offering costs of $379,000 in connection with this transaction, and issued a warrant to purchase 10,526 shares of common stock valued at $136,000 to the placement agent.

     On December 31, 1999, the Company completed a private placement of 250,000 shares of Series B Preferred Stock for an aggregate purchase price of $5,000,000. The Company incurred offering costs of $725,000 in connection with this transaction and issued a warrant to purchase 75,000 shares of common stock to an investment advisor with a value of $1,204,800. The difference between the conversion price of the Series B preferred stock and the market price of the Company's common stock at the date the preferred stock was sold, limited to the amount of the proceeds from issuance of the preferred stock, was treated as a dividend to the preferred stockholders. As the Series B Preferred Stock was convertible immediately, an imputed dividend of $5,000,000 was recognized for the year ended December 31, 1999.

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

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

                                                                  December 31,
                                                                  ------------
                                                    2000              1999              1998
                                                    ----              ----              ----
                                                   (In thousands, except per share amounts)
        Net loss
                       As reported             $     (6,775)     $       (99)      $     (1,111)
                       Pro forma                    (10,444)          (2,684)            (2,060)

        Basic and diluted earnings per share
                       As reported             $      (.86)      $      (.72)      $       (.18)
                       Pro forma                     (1.32)            (1.09)              (.30)


     The fair value of each grant was determined using the Black-Scholes option pricing model with the following assumptions used for grants for 2000, 1999 and 1998: (1) risk-free interest rate of 5.30% in 2000, 5.01% in 1999 and 5.01% to 5.96% in 1998; (2) no expected dividend yield; (3) expected lives of 5 to 10 years, and (4) assumed volatility of approximately 186% in 2000, 196% in 1999 and 216% to 240% in 1998.

     Stock Option Plans - The Company has two Stock Option Plans to provide directors, officers and other key employees options to purchase shares of the Company's common stock, the 1990 Stock Option Plan (the "1990 Plan") and the 1999 Stock Option Plan (the "1999 Plan"). The plans have 2,200,000 and 2,000,000 shares reserved for issuance under the 1990 Plan and 1999 Plan, respectively. Under the terms of the plans, the Board of Directors may grant officers and key employees either "non-qualified" or "incentive stock options" as defined by the Internal Revenue Service code and regulations and may grant non-qualified options to non-employee directors. Under the terms of the plans, the purchase price of the shares subject to an option will be the fair market value of the Company's common stock on the date the option is granted. If the grantee owns more than 10% of the total combined voting power or value of all classes of stock on the date of grant, the purchase price shall be at least 110% of the fair market value at the date of grant and the exercise term shall be up to five years from the date of grant. All other options granted under the 1990 Plan are exercisable up to 10 years from the date of the grant. Options issued under the plans generally vest over a three-year period.

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


     A summary of the status of the Company's stock option plans as of December 31, 2000, 1999 and 1998 and changes during the years ended on those dates is presented below:
                                                                    Weighted
                                                  Shares Under       Average
                                                     Option       Exercise Price
                                                     ------       --------------

        Balance, January 1, 1998                     1,478,579       $  1.47
                Granted                                856,774          1.16
                Exercised                               (1,167)         0.79
                Canceled                              (180,633)         1.12
                                                ---------------
        Balance, December 31, 1998                   2,153,553          1.38

                Granted                              1,174,389          5.54
                Exercised                             (167,940)         1.07
                Canceled                               (74,603)         1.02
                                                ---------------
        Balance, December 31, 1999                   3,085,399          2.99

                Granted                              1,026,700          6.21
                Exercised                             (372,608)         1.82
                Canceled                              (418,243)         5.67
                                                ---------------
        Balance, December 31, 2000                   3,321,248          3.77

     Shares exercisable in the plans were 2,183,234, 2,042,810 and 1,440,975 at years ended 2000, 1999 and 1998, respectively. The weighted-average fair value of each purchase right granted in 2000, 1999 and 1998 was $5.84, $5.43 and $1.16 per share, respectively.

     The following table summarizes information about fixed stock options outstanding at December 31, 2000:


                         Options Outstanding                                   Options Exercisable
                         -------------------                                   -------------------
                                       Weighted
                     Number            Average            Weighted                         Weighted
Range of             Outstanding at    Remaining          Average            Number        Average
Exercise             December 31,      Contractual        Exercise           Exercisable   Exercise
Prices               2000              Life               Price              2000          Price
- ------------------   ----------------  ----------------   ---------------    ------------  ------------

$0.55 to $.97                189,418          7.2                 $0.84          189,250          $0.84
$1.00 to $1.91             1,344,033          6.6                  1.45        1,214,200           1.46
$2.11 to $2.56               214,985          5.1                  2.34           83,610           2.25
$3.03 to $3.97               195,112          4.2                  3.84           67,179           3.88
$4.10 to $8.94             1,260,200          3.9                  6.06          602,258           5.94
$11.44 to $16.19             117,500          4.1                 12.94           26,737          12.79
                     ---------------                              -----      -----------          -----

$0.55 to $13.47            3,321,248          5.3                 $3.77        2,183,234          $2.88
                     ===============                              =====      ===========          =====


     During the year ended December 31, 1998 the Company issued options and warrants to purchase 150,000 shares of the Company's common stock in lieu of compensation for investor relations and recruiting services. The Company expensed $99,000 related to the issuance of these options and warrants in accordance with SFAS No. 123.

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


     The Company issued warrants to purchase 125,000 shares of the Company's common stock as part of an agreement for compensation for investor relations consulting. The Company expensed $45,000 related to the issuance of these warrants during the year ended December 31, 2000 in accordance with SFAS No. 123.

     Stock Warrants - A summary of the status of the Company's warrants as of December 31, 2000, 1999 and 1998 and changes during the years ended on those dates is presented below:
                                                                  Weighted
                                              Shares Under        Average
                                                Warrant        Exercise Price
                                                -------        --------------
         Balance, January 1, 1998                2,036,876         $4.14
                 Granted                           105,000          0.69
                 Exercised                        (997,897)         1.14
                 Canceled                         (611,116)        10.27
                                            ---------------
         Balance, December 31, 1998                532,863          2.03

                 Granted                            75,000          0.85
                 Exercised                        (105,000)         0.69
                 Canceled                         (208,500)         1.40
                                            ---------------
         Balance, December 31, 1999                294,363          3.27

                 Granted                           135,526          2.66
                 Exercised                          (8,500)         1.30
                 Canceled                         (200,002)         3.32
                                            ---------------
         Balance, December 31, 2000                221,387          2.71

     Warrants exercisable were 96,389, 219,363 and 498,780 at years ended December 31, 2000, 1999 and 1998, respectively.

     The following table summarizes information about warrants outstanding and exercisable at December 31, 2000:

                                                  Weighted
                               Number             Average            Weighted
                               Outstanding at     Remaining          Average
           Exercise            December 31,       Contractual        Exercise
           Prices              2000               Life               Price
           ------------------  ----------------   ---------------    ----------

           $        1.36             25,000                5.0       $     1.36
                    2.00            100,000                5.0             2.00
                    3.00             75,000                2.0             3.00
                    3.68              8,500                4.8             3.68
                    4.25              2,361                4.6             4.25
                    9.50             10,526                4.2             9.50
                               ------------                          ----------

           $ 1.36 to 9.50           221,387                3.9       $     2.71
                               ============                          ==========

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


5.   INCOME TAXES:
     -------------

     The significant components of the net deferred tax asset consist of the following:
                                                            December 31,
                                                            ------------
                                                       2000             1999
                                                       ----             ----
Deferred Tax Assets
        Net operating loss carryforwards           $ 3,989,964      $ 1,849,000
        Deferred Set Up & Implementation               441,271             --
        Other Accruals                                 114,128             --
                                                   -----------      -----------
               Total deferred tax assets             4,545,363        1,849,000
Deferred Tax Liabilities                                  --               --
                                                   -----------      -----------
Net Deferred Tax Assets                              4,545,363        1,849,000
Valuation allowance                                 (4,545,363)      (1,849,000)
Net Asset                                          $      --        $      --
                                                   ===========      ===========

     Income tax expenses differed from the amounts computed by applying the U.S. Federal and State income tax rates to loss before income taxes as a result of the following:



                                       2000                      1999                      1998
                                       ----                      ----                      ----
Book Income before taxes           $(6,775,758)              $   (99,183)              $(1,111,000)

Federal Taxes "expected" benefit    (2,303,758)                  (33,722)                 (377,740)
State Taxes "expected" benefit        (212,758)                   (3,114)                  (34,885)
Permanent Items                       (120,256)                 (167,228)                    3,825
Other                                  (59,591)                  177,064                      --
Valuation Allowance                  2,696,363                    27,000                   408,800
                                   -----------               -----------               -----------
Income Tax Benefit                       --                        --                        --
                                   ===========               ===========               ===========

     The benefits of the Company's net operating loss carryforwards as of December 31, 2000, 1999 and 1998, do not satisfy the realization criteria set forth in SFAS No. 109 and accordingly, the Company has recorded a valuation allowance for the entire net deferred tax asset. The valuation allowance increased by $2,696,363 in 2000, $27,000 in 1999 and $408,800 in
     1998, due to the increase in the net operating loss carryforward.

     Because the Company experienced a significant change in control and substantially changed its business on May 22, 1995 as described in Note 1, the Company believes that, under current tax regulations, the utilization of tax loss carryforwards will be limited to loss carryforwards generated after May 23, 1995, which amounted to approximately $10,744,000 as of December 31, 2000.

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


6.   COMMITMENTS:
     -----------

     Operating Lease Commitments - The Company has non-cancelable leases for its facilities and certain office equipment. Following is a summary of future lease commitments at December 31, 2000:

           Year Ending December 31,                       (In Thousands)
           ------------------------                       --------------

           2001                                           $         218
           2002                                                     343
           2003                                                     314
           2004                                                     211
           2005                                                     109
                                                          -------------

                                                          $       1,195
                                                          =============

     Rent expense related to operating leases was $259,000, $96,000 and $84,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     From time to time we may be involved in litigation that arises in the normal course of business operations. As of the date of this report, we are not a party to any litigation that we believe could reasonably be expected to have a material adverse effect on our business or results of operations.



                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


7.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
      ----------------------------------------------


                                                         (In Thousands, Except Per Share Information)
                                                                      2000 Quarter Ended
                                                                      ------------------
                                            March 31 (2)      June 30 (2)    September 30 (2)     December 31 (2)
                                            ------------      -----------    ----------------     ---------------

Revenues                                     $ 1,805            $ 1,626            $ 1,799            $ 1,998
Gross Margin                                     756                597                551                636
Net loss before cumulative effect
 of change in accounting principle              (745)            (1,682)            (1,525)            (1,635)
Cumulative effect of change in
 accounting principle (1)
                                                                                                      -------
                                              (1,188)              --                 --                 --
                                             -------            -------            -------            -------
Net loss                                     $(1,933)           $(1,682)           $(1,525)           $(1,635)
                                             =======            =======            =======            =======

Loss per common share:
 Before cumulative change in
  accounting principle                       $ (0.10)           $ (0.21)           $ (0.19)           $ (0.20)
 Cumulative change in accounting
   principle                                   (0.15)              --                 --                 --
                                             -------            -------            -------            -------
 Net loss per common share,
  basic and diluted                          $ (0.25)           $ (0.21)           $ (0.19)           $ (0.20)
                                             =======            =======            =======            =======


                                                                      1999 Quarter Ended
                                                                      ------------------
                                              March 31          June 30        September 30       December 31
                                              --------          -------        ------------      -----------

Revenues                                     $ 1,104            $ 1,320           $ 1,553            $ 1,803
Gross Margin                                     557                697               792                827

Net Income (Loss)                            $   (82)           $    60           $    75            $  (152)
                                             =======            =======           =======            =======
Basis and diluted earnings per
  common share                               $ (0.01)           $  0.01           $  0.01            $ (0.72)
                                             =======            =======           =======            =======


(1) Effective March 16, 2000, the Company adopted SAB 101 which required the Company to change the method under which it recognizes revenues and costs from setup, or implementation, fees. The Amount of $1,188 presented above as the cumulative effect of change in accounting principle, along with the related per share amount, was recorded as a year-end adjustment for the year ended December 31, 2000 related to the adoption of the guidelines under SAB 101.

(2) Year 2000 quarterly information as originally reported in Form 10-Q has been adjusted for the affects of SAB 101 as follows: Second, third and fourth quarter revenues have been adjusted down by $188, $202, and $376 respectively. Second, third and fourth quarter cost of revenues have been adjusted down by $52, $38 and $35 respectively. The Company's restated net loss has increased in the second, third and fourth quarters by $136, $164, and $341 respectively.