Form 10QSB
period 2001-03-31
INFONOW CORP /
filed 2001-05-14
CIK 879684

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



                        Commission File Number: 00-19813

                               InfoNow Corporation
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                04-3083360
       ----------------------             ----------------------------------
      (State of incorporation)           (I.R.S. Employer Identification No.)

            1875 Lawrence Street, Suite 1100, Denver, Colorado, 80202
                --------------------------------------        --------
               (Address of principal executive offices)      (Zip Code)

                                  303-293-0212
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 [X] Yes [ ] No

As of May 15, 2001, there were 8,149,244 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format                 Yes     No  X
                                                                 ----   -----

                               INFONOW CORPORATION

                                      INDEX

                                                                       Page  No.
                                                                       ---------
                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

              Unaudited Balance Sheets - March 31, 2001
                and December 31, 2000........................................  3

              Unaudited Statements of Operations - For the Three Months
                Ended March 31, 2001 and March 31, 2000......................  4

              Unaudited Statement of Stockholders' Equity - For the
                Three Months Ended March 31, 2001............................  5

              Unaudited Statements of Cash Flows - For the Three Months
                Ended March 31, 2001 and March 31, 2000......................  6

              Notes to Unaudited Financial Statements........................  7


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS....................................  8


                           PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K............................... 12

              SIGNATURES..................................................... 13



                                   PART I - FINANCIAL INFORMATION
                                   ------------------------------
ITEM 1. FINANCIAL STATEMENTS

                                        INFONOW CORPORATION
                                           BALANCE SHEETS
                                      (US Dollars in Thousands)
                                            (Unaudited)


                                                                     March 31, 2001    December 31, 2000
                                                                     --------------    -----------------

CURRENT ASSETS:
Cash and cash equivalents                                              $  2,970             $  4,013
Restricted cash                                                              17                   76
Accounts receivable, net                                                  1,442                1,547
Deferred implementation costs                                               268                  295
Prepaids and other current assets                                           263                  335
                                                                       --------             --------
         Total current assets                                             4,960                6,266

PROPERTY AND EQUIPMENT, net                                               2,040                2,222

Non-current deferred implementation costs                                   220                  274
Other assets and deferred charges                                            46                   46
                                                                       --------             --------
TOTAL ASSETS                                                           $  7,266             $  8,808
                                                                       ========             ========

CURRENT LIABILITIES:
Notes payable and capital leases - current portion                     $    157             $    173
Accounts payable and accrued expenses                                     1,386                1,033
Short-term deferred revenues                                              1,561                1,761
                                                                       --------             --------
         Total current liabilities                                        3,104                2,967

Notes payable and capital leases, net of current portion                    333                  362
Long-term deferred revenues                                                 984                1,156


STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value; 1,962,335 shares authorized:
     Series A Convertible, 213,483 shares authorized, none
        issued and outstanding                                             --                   --
     Series B Convertible Participating, 800,000 shares authorized,
        250,000 shares issued and outstanding at March 31, 2001
        and December 31, 2000, liquidation preference of
        $5,000,000                                                         --                   --

Common stock, $.001 par value; 15,000,000 shares authorized;
8,146,244 shares issued and outstanding at March 31, 2001
     and December 31, 2000, respectively                                      8                    8
Additional paid-in capital                                               38,816               38,811
Accumulated deficit                                                     (35,979)             (34,496)
                                                                       --------             --------
         Total stockholders' equity                                       2,845                4,323
                                                                       --------             --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  7,266             $  8,808
                                                                       ========             ========


                  The accompanying notes are an integral part of these statements.

                                                 3




                                    INFONOW CORPORATION
                                 STATEMENTS OF OPERATIONS
                                        (UNAUDITED)
                    (In thousands, except share and per share amounts)


                                                                  Three Months Ended
                                                                       March 31
                                                                       --------
                                                                  2001          2000
                                                                  ----          ----
                                                                              (Restated)

REVENUES                                                      $     2,487    $     1,805
COST OF REVENUES                                                    1,535          1,049
                                                              -----------    -----------
      Gross margin                                                    952            756
                                                              -----------    -----------

OPERATING EXPENSES:

Selling and marketing                                               1,357            990
Product development                                                   433            248
General and administrative                                            677            321
                                                              -----------    -----------
    Total operating expenses                                        2,467          1,559
                                                              -----------    -----------

LOSS FROM OPERATIONS                                               (1,515)          (803)

OTHER INCOME:
Interest income, net                                                   32             58
                                                              -----------    -----------

NET LOSS BEFORE CUMULATIVE CHANGE IN ACCOUNTING
PRINCIPLE                                                          (1,483)          (745)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                  --           (1,188)
                                                              -----------    -----------


NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                    $    (1,483)   $    (1,933)
                                                              ===========    ===========

NET LOSS PER COMMON SHARE:
        Before accounting change                              $      (.18)   $      (.10)
        Cumulative effect of change in accounting principle          --             (.15)
                                                              -----------    -----------

BASIC AND DILUTED LOSS PER COMMON SHARE                       $      (.18)   $      (.25)
                                                              ===========    ===========

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                                     8,146,244      7,632,518
                                                              ===========    ===========

             The accompanying notes are an integral part of these statements.

                                             4


                                                   INFONOW CORPORATION
                                            STATEMENT OF STOCKHOLDERS' EQUITY
                                                       (UNAUDITED)
                                        For the three months ended March 31, 2001
                                   (In thousands, except share and per share amounts)


                                               Preferred Shares        Common Shares
                                               ----------------        -------------          Additional    Accumulated
                                               Shares     Amount    Shares      Amount     Paid-In-Capital    Deficit
                                              ---------   ------   ---------   ---------   ---------------    ---------

BALANCES, December 31, 2000                    250,000     --     8,146,244    $       8      $  38,811      $ (34,496)

Non-cash stock based compensation                 --       --          --          --                 5           --

Net Loss                                          --       --          --          --              --           (1,483)
                                              ---------   ------   ---------   ---------       ---------     ---------

BALANCES, March 31, 2001                        250,000    --      8,146,244   $       8       $  38,816     $ (35,979)
                                              =========   ======   =========   =========       =========     =========


                            The accompanying notes are an integral part of these statements.

                                                           5

                               INFONOW CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (US Dollars in Thousands)


                                                             Three Months Ended
                                                                  March 31
                                                             ------------------
                                                               2001       2000
                                                               ----       ----

(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $(1,483)   $(1,933)
Adjustments to reconcile net loss to net cash used in
operating activities:
     Depreciation and amortization                               263        165
     Cumulative effect of change in accounting principle        --        1,188
     Stock based compensation                                      5       --
     Changes in operating assets and liabilities:
        Restricted cash                                           59       --
        Accounts receivable                                      105         48
        Other current assets                                      99       --
        Other assets and deferred charges                         54        (40)
        Accounts payable and other liabilities                   353        321
        Unearned revenue and prepaid service fees               (372)       (43)
                                                             -------    -------
Net cash used in operating activities                           (917)      (294)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                          (81)      (354)
                                                             -------    -------
Net cash used in investing activities                            (81)      (354)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock                 --        4,651
     Proceeds from the exercise of options and warrants         --           69
     Principal payment on debt and lease obligations             (45)       (33)
                                                             -------    -------
Net cash flows provided by (used in) financing activities        (45)     4,687

Net increase (decrease) in cash and cash equivalents          (1,043)     4,039

CASH AND CASH EQUIVALENTS, beginning of period                 4,013      5,356
                                                             -------    -------

CASH AND CASH EQUIVALENTS, end of period                     $ 2,970    $ 9,395
                                                             =======    =======

Supplemental Information:
  Cash paid during the period for interest                   $    14    $     2


        The accompanying notes are an integral part of these statements.

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

     The financial statements as of December 31, 2000 have been derived from audited financial statements. The financial statements should be read in conjunction with the financial statements and accompanying notes contained in InfoNow's Form 10-K for the fiscal year ended December 31, 2000. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results that will be achieved for the entire fiscal year ending December 31, 2001.

Note 2. EQUITY TRANSACTIONS

     On March 30, 2000 InfoNow sold 526,316 shares of common stock in a private placement to Putnam Information Sciences Trust, NR Ventures, Ltd., and RIT Capital Partners, PLC. Putnam purchased 105,263 shares of common stock, and NR Ventures and RIT Capital Partners collectively purchased 421,053 shares of common stock. The private placement resulted in gross proceeds of $5,000,000, or $9.50 per share. Net cash proceeds of $4,651,000 were realized after a deduction of $349,000 of cash issuance costs.

     During the first quarter of 2001, InfoNow modified certain terms of an officer's stock option agreements. As a result of this modification, we recognized $5,000 of compensation expense for the difference between the exercise price of the options and the fair value of the common stock on the date of the modification.

Note 3. RESTATEMENT OF PRIOR PERIOD

     Effective March 16, 2000, InfoNow changed its method of accounting for implementation fees to deferring implementation fees related to service contracts over the expected term of the customer relationship. Prior to this change in accounting principle, InfoNow recognized revenue from implementations using the percentage-of-completion method as the implementation was completed. This change in accounting principle is based on guidance provided in the Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, and Emerging Issues Task Force 00-3, "Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware." As a result of this change in accounting principle, InfoNow recorded a charge of $1,188,000 as the cumulative effect of the change in accounting principle consisting of $1,631,000 in net deferred revenues and $443,000 in net deferred implementation costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion and analysis of the financial condition and results of operations for InfoNow should be read in conjunction with our financial statements and related notes appearing elsewhere in this report. This discussion contains statements that are not historical fact. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our industry and our business including statements about markets for our services, planned development of products and anticipated expense and revenue levels. These forward-looking statements contain words such as "anticipate", "believe", "plan", "expect" or similar language. These forward-looking statements are subject to business and economic risks. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of many factors including those set forth in this discussion and in documents we have filed with the Securities and Exchange Commission, including our annual report on Form 10-K.

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

     As of March 31, 2001, we had 57 clients. Most of our clients are large multinational companies who have extensive branch or reseller networks. Our clients include Hewlett-Packard, Compaq, Avaya, Visa, Bank of America, First Union, Ariens, Maytag and Miller Electric, a major subsidiary of ITW.

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

     Effective March 16, 2000, we adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which sets forth SEC guidelines for the recognition of revenue. Prior to our adoption of SAB 101, we recognized revenue from setup and implementation fees under the percentage-of-completion method based on the achievement of project milestones. The guidelines under SAB 101 require that we recognize revenues from setup and implementation fees for services over the expected term of the customer relationship. In accordance with SAB 101, we have also deferred direct incremental costs related to these deferred revenues. We recorded a charge of $1,188,000 in the first quarter of 2000 to record the net cumulative effect of this change in accounting principle consisting of $1,631,000 of deferred revenue net of $443,000 of deferred costs.

     During the quarter ended March 31, 2001, we began offering a software license purchase option, designed to expand the addressable market for our iChannel technology by meeting the needs of companies who wish to purchase our proprietary software. Because the sale of our software requires client-specific customization, both license and implementation revenue is recognized under the percentage-of-completion method.

Results of Operations

     Comparison of the Three Months Ended March 31, 2001 to the Three Months Ended March 31, 2000

     Revenues. Our revenues consist primarily of setup fees from new contracts and monthly service fees from ongoing service contracts. Total revenues increased by $682,000 from $1,805,000 to $2,487,000, or 38% for the three months ended March 31, 2001, compared to the same period in the previous year. Revenues generated from setup fees increased $585,000, or 159%, from $367,000 to $952,000. Approximately $296,000 of the increase in setup fees was generated by additional products and services sold primarily to existing customers during the first quarter of 2001. The remaining $289,000 of the increase was attributable to the recognition of revenue on contracts that were deferred under SAB 101, net of current period revenue deferrals. Recurring service fees comprise approximately 58%, or $1,440,000, of total revenues for the three months ended March 31, 2001, and increased by 4%, from $1,381,000 for the three months ended March 31, 2000. License fees were $22,000 for the three months ended March 31, 2001. Miscellaneous revenues increased by 30% from $56,000 to $73,000. The increase in miscellaneous revenues is due to an increase in the number of contracts with charges for voice recordings, faxes and telecommunications.

     Cost of Revenues. Our costs of revenues include technical personnel payroll, recruiting fees, data royalties, depreciation for server equipment, reimbursable expenses such as telecommunications and contract labor related to specific projects, co-location facility fees and other direct costs related to operating our data centers. The cost of revenues increased from 58% of revenues for the three-month period ended March 31, 2000, to 62% of revenues for the three-month period ended March 31, 2001. This increase was primarily due to the hiring of additional technical personnel in advance of expected future revenue increases. The total cost of revenues, over the same period, increased by 46% or $486,000. This increase is a result of increased costs of creating and expanding an infrastructure for delivering our services, including $299,000, or 62%, of the increase, related to the hiring of additional technical personnel to implement and maintain services to our clients. Approximately $82,000 of the increase in cost of revenues is attributable to the recognition of implementation expenses that were deferred under SAB 101. We also incurred $75,000 in additional costs related to an increase in reimbursable expenses associated with specific client projects. The remaining $30,000 increase in costs is primarily due to an increase in data royalties resulting from additional customers using our service as well as additional services being provided to existing customers. The total costs of revenues are expected to continue to increase as additional customers use our services. However, we believe that we have adequate capacity to implement and maintain new applications in the near future and expect that any incremental costs incurred will be small in comparison to additional revenues generated. Therefore, we expect that the cost of revenues as a percent of revenues will decline in future periods.

     Product Development. Product development expenses consist of time spent on development not specifically associated with a client contract. To date, product development costs have been comprised of subcontracted costs and salaries and related costs. Historically, a majority of product development expenses have been incurred in conjunction with delivery of our services to customers and were classified in the cost of revenues. We have significantly increased investment in personnel dedicated to product development. As of March 31, 2001 we had 17 people dedicated to product development compared to 12 people as of March 31, 2000. Most of the effort for this group during the Quarter has been directed toward developing our iChannel services independent of a specific client contract. As a result of the increase in personnel and the decrease in product development activities associated with specific customers, we experienced an increase in product development costs for the three months ended March 31, 2001 to $433,000, or 17% of revenues, as compared to $248,000, or 14% of revenues, for the three months ended March 31, 2000.

     Selling and Marketing Expenses. Selling and marketing expenses consist of sales, pre-sales, marketing and business development personnel costs and related expenses, travel and entertainment expenses, sales commissions, and advertising and promotion costs. Selling and marketing costs increased by $367,000, or 37%, to $1,357,000, for the three months ended March 31, 2001, from $990,000 in the three months ended March 31, 2000. The number of selling and marketing personnel nearly doubled between March 31, 2000 and March 31, 2001, therefore, salaries and other personnel related costs increased $402,000, or 90%, from $449,000 for the three months ended March 31, 2000 to $851,000 for the three months ended March 31, 2001. This increase was partially offset by decreases in travel and entertainment and trade show expenses of $19,000 and $12,000, respectively.

     General and Administrative Expenses. General and administrative expenses relate to the personnel costs of our executive management, finance, investor relations and other corporate functions, general expenses such as legal and accounting fees, insurance and costs related to our facilities. These costs increased $356,000, or 111%, to $677,000 for the three months ended March 31, 2001, from $321,000 in the three months ended March 31, 2000. $200,000, or 56%
of this increase, was for payroll and related costs incurred in hiring additional corporate staff to handle increased business activity and support business initiatives. The additional personnel were hired in advance of expected future revenue increases, which caused general and administrative expenses to increase by a greater percentage than did revenues. Travel and entertainment and personnel support costs also increased by a total of $50,000 due to the additional staff. Our facilities-related costs increased by approximately $91,000 as a result of the expansion of our office facilities to accommodate the increase in the number of employees.

     Provision for Income Taxes. InfoNow has paid no income taxes since its inception and has not recorded a provision for income taxes, due to valuation allowances provided against net deferred tax assets, which consist primarily of operating loss carryforwards.

     Non-Operating Income. Net non-operating income was $32,000 for the three months ended March 31, 2001 compared to $58,000 for the three months ended March 31, 2000. The decrease is primarily due to the reduction in our cash balance. Cash and cash equivalents decreased from $9,395,000 at March 31, 2000 to $2,970,000 at March 31, 2001. $5,000,000 of financing proceeds was deposited on December 31, 1999 and an additional $5,000,000 of financing proceeds was deposited on March 31, 2000.

     Net Loss. Net loss before cumulative change in accounting principle for the period ended March 31, 2001, was $1,483,000 compared to $745,000 for the period ended March 31, 2000, a $738,000 increase. This decrease is the result of a $1,394,000, or 53%, increase in total expenses and a $682,000, or 38%, increase in total revenues for the Quarter ended March 31, 2001 compared to the Quarter ended March 31, 2000, as discussed further above.

Liquidity and Capital Resources

     InfoNow has financed its operations primarily through the placements of private equity securities and, to a lesser extent, through borrowing and equipment leasing arrangements. We have received a total of approximately $13,800,000 from private offerings and have received an additional $2,367,000 from the exercise of stock options and warrants since we began offering our services in 1996.

     We had cash and cash equivalents of $2,970,000 at March 31, 2001, compared to $4,013,000 at December 31, 2000. The decrease is associated with the increased spending on product development, sales and marketing, as well as increased staffing needs to meet our current and projected growth demands.

     Net cash used in operating activities during the three months ended March 31, 2001 was $917,000, compared to net cash used in operating activities of $294,000 during the three months ended March 31, 2000. This increase is primarily due to a $738,000 increase in net loss before cumulative effect of accounting change, which was partially offset by a reduction in accounts receivable.

     Cash used in investing activities decreased to $81,000 from $354,000 for the three-month period ended March 31, 2001 compared to the three-month period ended March 31, 2000. The cash used in investing activities during the three months ended March 31, 2000 was related to the purchase of computer hardware and software for our data centers and additional personnel, as well as for leasehold improvements. We believe that we currently have adequate capacity to implement and maintain new applications and support expected growth in the near future for our existing products and services, therefore, we have reduced our cash expenditures related to investing activities.

     Net cash used in financing activities for the three months ended March 31, 2001 was $45,000, which consisted of principal payments on capital lease obligations. Net cash generated from financing activities during the three months ended March 31, 2000 was $4,687,000 that included $5,000,000 of cash received from the issuance of common stock and $69,000 from the exercise of stock options net of $349,000 of costs incurred related to the common stock issuance.

     We believe that planned investments in sales and marketing will generate new sales equal to, or greater than, our historical experience. In addition, we assume that there will not be a substantial change in cash inflow provided from our existing recurring service fees and that planned expenditures for sales, marketing, capital equipment and administrative costs will not exceed current budgeted amounts.

     If we are unsuccessful in managing our expenditures or otherwise believe it is advisable, we may seek additional funding to continue our operations. Our ability to successfully complete an offering is dependent on a number of factors. There can be no assurances that we can successfully complete an equity placement, or that a placement can be concluded on the terms and conditions that would be acceptable to us.

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

     For a more comprehensive discussion of the risk factors associated with our business, please refer to our Annual Report filed on Form 10-K.

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

      Dated:  May 15, 2001

                                            INFONOW CORPORATION

                                            (Registrant)



                                            /s/ Michael W. Johnson
                                            ------------------------------------
                                                Michael W. Johnson
                                                Chairman and Chief Executive
                                                Officer (Principal Executive
                                                Officer)


                                            /s/ Harry R. Herbst
                                            ------------------------------------
                                                Harry R. Herbst
                                                Chief Financial Officer
                                                (Principal Financial Officer)


                                            /s/ James L. Medina
                                            ------------------------------------
                                                James L. Medina
                                                Vice President, Controller and
                                                Treasurer (Principal Accounting
                                                Officer)

                                  EXHIBIT INDEX



         Exhibit
         Number              Description
         ------              -----------

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

         4.4        Form of Class Warrant (C)

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