Form 10QSB
period 2001-06-30
INFONOW CORP /
filed 2001-08-14
CIK 879684

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2001


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



                        Commission File Number: 00-19813

                               InfoNow Corporation
         ---------------------------------------------------------------
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

As of August 14, 2001, there were 8,167,994 shares of the Issuer's common stock outstanding.

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

ITEM 1.       FINANCIAL STATEMENTS

              Unaudited Balance Sheets - June 30, 2001
                and December 31, 2000.......................................3

              Unaudited Statements of Operations - For the Three and Six
                Months Ended June 30, 2001 and June 30, 2000................4

              Unaudited Statements of Cash Flows - For the Six Months
                Ended June 30, 2001 and June 30, 2000.......................5

              Notes to Unaudited Financial Statements.......................6


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........8


                           PART II. OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS........14

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.............................14

              SIGNATURES...................................................15



                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                          INFONOW CORPORATION
                                             BALANCE SHEETS
                                              (UNAUDITED)
                                  (In thousands, except share amounts)

ASSETS                                                               June 30, 2001       December 31, 2000
------                                                               -------------       -----------------

CURRENT ASSETS:
Cash and cash equivalents                                               $  2,284            $  4,013
Restricted cash                                                               17                  76
Accounts receivable, net of allowance
   of $61 and $49, respectively                                            1,013               1,547
Deferred implementation costs                                                247                 295
Prepaids and other current assets                                            748                 335
                                                                        --------            --------
         Total current assets                                              4,309               6,266

PROPERTY AND EQUIPMENT, net                                                2,055               2,222

Non-current deferred implementation costs                                    164                 274
Other assets and deferred charges                                             46                  46
                                                                        --------            --------
TOTAL ASSETS                                                            $  6,574            $  8,808
                                                                        ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
Notes payable and capital leases - current portion                      $    151            $    173
Accounts payable and accrued expenses                                      1,130               1,033
Short-term deferred revenues                                               1,760               1,761
                                                                        --------            --------
         Total current liabilities                                         3,041               2,967

Notes payable and capital leases, net of current portion                     295                 362
Long-term deferred revenues                                                  965               1,156

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value; 1,962,335 shares authorized:
     Series A Convertible, 213,483 shares authorized, none
       issued and outstanding                                               --                  --
     Series B Convertible Participating, 800,000 shares authorized,
       250,000 shares issued and outstanding at June 30, 2001
       and December 31, 2000, liquidation preference of
       $5,000,000                                                           --                  --
Common stock, $.001 par value; 15,000,000 shares authorized
     8,167,994 and 8,146,244 shares issued and outstanding at
     June 30, 2001 and December 31, 2000,  respectively                        8                   8
Additional paid-in capital                                                38,875              38,811
Accumulated deficit                                                      (36,610)            (34,496)
                                                                        --------            --------
         Total stockholders' equity                                        2,273               4,323
                                                                        --------            --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  6,574            $  8,808
                                                                        ========            ========


             The accompanying notes are an integral part of these financial statements.



                                                  INFONOW CORPORATION
                                                STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)
                                   (In thousands, except share and per share amounts)


                                                   Three Months Ended June 30,            Six Months Ended June 30,
                                                   ---------------------------            -------------------------

                                                     2001               2000               2001              2000
                                                     ----               ----               ----              ----
                                                                     (Restated)                           (Restated)
                                                                      (Note 3)                             (Note 3)
REVENUES                                         $     3,466        $     1,626        $     5,953        $     3,431
COST OF REVENUES                                       1,546              1,028              3,081              2,077
                                                 -----------        -----------        -----------        -----------
      Gross margin                                     1,920                598              2,872              1,354
                                                 -----------        -----------        -----------        -----------

OPERATING EXPENSES:

Selling and marketing                                  1,432              1,315              2,789              2,305
Product development                                      379                416                812                664
General and administrative                               753                669              1,430                990
                                                 -----------        -----------        -----------        -----------
     Total operating expenses                          2,564              2,400              5,031              3,959
                                                 -----------        -----------        -----------        -----------

LOSS FROM OPERATIONS                                    (644)            (1,802)            (2,159)            (2,605)
OTHER INCOME:
Interest income, net                                      13                120                 45                178
                                                 -----------        -----------        -----------        -----------

NET LOSS BEFORE CUMULATIVE CHANGE IN
   ACCOUNTING PRINCIPLE                                 (631)            (1,682)            (2,114)            (2,427)


CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE                                            --                 --                 --               (1,188)
                                                 -----------        -----------        -----------        -----------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS       $      (631)       $    (1,682)       $    (2,114)       $    (3,615)
                                                 ===========        ===========        ===========        ===========

NET LOSS PER COMMON SHARE:
        Before accounting change                 $      (.08)       $      (.21)       $      (.26)       $      (.32)
        Cumulative effect of change in
           accounting principle                         --                 --                 --                 (.15)
                                                 -----------        -----------        -----------        -----------

BASIC AND DILUTED LOSS PER COMMON SHARE          $      (.08)       $      (.21)       $      (.26)       $      (.47)
                                                 ===========        ===========        ===========        ===========

BASIC AND DILUTED WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                              8,153,744          8,060,743          8,150,015          7,649,241
                                                 ===========        ===========        ===========        ===========


                         The accompanying notes are an integral part of these financial statements





                                          INFONOW CORPORATION
                                        STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)
                                             (In Thousands)


                                                                             Six Months Ended June 30,
                                                                             -------------------------

                                                                            2001                  2000
                                                                            ----                  ----
                                                                                               (Restated)
                                                                                                (Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  $(2,114)              $(3,615)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization                                            543                   354
     Cumulative effect of change in accounting principle                     --                   1,188
     Stock based compensation                                                  35                  --
     Changes in operating assets and liabilities:
       Restricted cash                                                         59                  --
       Accounts receivable                                                    534                  (293)
       Other current assets                                                  (365)                  (38)
       Other assets and deferred charges                                      110                  (119)
       Accounts payable and other liabilities                                (183)                 (238)
       Unearned revenue and prepaid service fees                             (192)                  233
                                                                          -------               -------
Net cash used in operating activities                                      (1,573)               (2,528)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                       (96)                 (868)
                                                                          -------               -------
Net cash used in investing activities                                         (96)                 (868)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock                              --                   4,645
     Proceeds from the exercise of options and warrants                        29                   663
     Principal payments on debt and lease obligations                         (89)                  (51)
                                                                          -------               -------
Net cash flows provided by (used in) financing activities                     (60)                5,257

Net increase (decrease) in cash and cash equivalents                       (1,729)                1,861

CASH AND CASH EQUIVALENTS, beginning of period                              4,013                 5,356
                                                                          -------               -------

CASH AND CASH EQUIVALENTS, end of period                                  $ 2,284               $ 7,217
                                                                          =======               =======

Supplemental Information:

   Cash paid during the period for interest                               $    25               $     4


Non cash investing and financing activities:

   Non cash purchases of property and equipment                           $   280               $    67




                 The accompanying notes are an integral part of these financial statements

                                                  5


                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to make such statements not misleading and for a fair presentation of the financial position and operating results for the interim periods.

     The financial statements as of December 31, 2000, have been derived from audited financial statements. The financial statements should be read in conjunction with the financial statements and accompanying notes contained in InfoNow's (the "Company") Form 10-K for the fiscal year ended December 31, 2000. The results of operations for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of the results that will be achieved for the entire fiscal year ending December 31, 2001.



Note 2. EQUITY TRANSACTIONS

     On March 30, 2000 the Company sold 526,316 shares of common stock in a private placement to Putnam Information Sciences Trust, NR Ventures, Ltd., and RIT Capital Partners, PLC. Putnam purchased 105,263 shares of common stock, and NR Ventures and RIT Capital Partners collectively purchased 421,053 shares of common stock. The private placement resulted in gross proceeds of $5,000,000, or $9.50 per share. Net cash proceeds of $4,645,000 were realized after a deduction of $355,000 of cash issuance costs.

     During the first and second quarters of 2000, the Company issued 363,000 shares of common stock as a result of the exercise of options and warrants by employees. The per-share price range of $0.79 to $5.99 resulted in gross proceeds of $663,000. During the second quarter of 2001, the Company issued 21,750 shares of common stock as a result of the exercise of options by employees. The per-share price range of $0.97 to $1.36 resulted in net proceeds of $29,000.

      During the first six months of 2001, the Company modified certain terms of two officers' stock option agreements. As a result of these modifications, the Company recognized $35,000 of compensation expense for the difference between the exercise price of the options and the fair value of the common stock on the date of the modification.



Note 3. RESTATEMENT OF PRIOR PERIOD

     Effective March 16, 2000, the Company changed its method of accounting for implementation fees to deferring non-licensed initial implementation fees related to service contracts over the expected term of the customer relationship. Prior to this change in accounting principle, the Company recognized revenue from non-licensed initial implementations using the percentage-of-completion method as the implementation was completed. This change in accounting principle is based on guidance provided in the Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, and Emerging Issues Task Force 00-3, "Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements that Include the Right to Use Software Stored on Another Entity's Hardware." As a result of this change in accounting principle, the Company recorded a charge of $1,188,000 as the cumulative effect of the change in accounting principle consisting of $1,631,000 in net deferred revenues and $443,000 in net deferred implementation costs. As of June 30, 2001, the remaining deferred revenue and expense balances associated with the cumulative effect of this accounting change were $641,000 and $191,000, respectively.

Note 4. RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. Management does not believe these new pronouncements will have a material impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis of the financial condition and results of operations for InfoNow should be read in conjunction with our financial statements and related notes appearing elsewhere in this report. This discussion contains statements that are not historical fact. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our industry and our business including statements about markets for our services, planned development of products and anticipated expense and revenue levels. These forward-looking statements contain words such as "anticipate", "believe", "plan", "expect" or similar language. These forward-looking statements are subject to business and economic risks. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of many factors including those set forth in this discussion and in documents we have filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

General Information and Overview

     We provide Enterprise Channel Management (ECM) solutions that include eBusiness services to Fortune 1000 companies that sell locally, through dealers, distributors or branches, also known as channel partners. Our technology and services enable traditional, brick-and-mortar companies to utilize the power of the Internet to sell to and service end customers, in collaboration with their channel partners. Through our iChannel suite of eBusiness services, we provide a comprehensive, Internet-based business solution that enables companies to increase revenues, lower operating costs and deliver a significant return on investment. Our server centers house software, databases and systems that respond to inquiries received across a client's enterprise, including Internet sites, interactive voice response systems and call centers.

     As of June 30, 2001, we had 58 clients. Most of our clients are large multinational companies who have extensive branch or reseller networks. Our clients include Hewlett-Packard, Compaq, Avaya, Visa, Bank of America, First Union, Ariens, Maytag and Miller Electric, a major subsidiary of Illinois Tool Works.

     Our services are typically sold through annual or multi-year service contracts. The initial term of these contracts is typically one to three years and contracts are renewable upon mutual agreement of InfoNow and the client. A typical contract fee includes two components: a setup fee and a recurring service fee. The setup fee applies to the development of a customized, client-specific interface to the service and the design and implementation of client databases. The recurring monthly or annual service fee applies to hosting and provision of the service as well as performance of recurring maintenance to client databases and core iChannel engine systems. Revenue from recurring service fees is recognized as the services are performed.

     Effective March 16, 2000, we adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which sets forth SEC guidelines for the recognition of revenue. Prior to our adoption of SAB 101, we recognized revenue from all setup and implementation fees under the percentage-of-completion method based on the achievement of project milestones. The guidelines under SAB 101 require that we recognize revenues from non-licensed initial setup and implementation fees over the expected term of the customer relationship. In accordance with SAB 101, we have also deferred direct incremental costs related to these deferred revenues. We recorded a charge of $1,188,000 in the first quarter of 2000 to record the net cumulative effect of this change in accounting principle consisting of $1,631,000 of deferred revenue net of $443,000 of deferred costs. As of June 30, 2001, the remaining deferred revenue and expense balances associated with the cumulative effect of the accounting change were $641,000 and $191,000, respectively. Setup and implementation fees related to modifications of existing services continue to be recognized under the percentage-of-completion method.

     During the first quarter of 2001, we began offering a software license purchase option, designed to expand the addressable market for our iChannel technology by meeting the needs of companies who wish to purchase our software.

Because the sale of our software requires client-specific customization, both license and implementation revenue is recognized under the percentage-of-completion method.



Results of Operations

     Comparison of the Three Months Ended June 30, 2001 to the Three Months Ended June 30, 2000


     Revenues. Our revenues consist primarily of setup fees, license fees and recurring monthly service fees from new and existing customers. Total revenues increased by $1,840,000, or 113%, to $3,466,000 for the three months ended June 30, 2001 from $1,626,000 for the same period in the previous year. Of the increase in total revenues, $814,000 was the result of one significant contract we secured with an existing customer during the second quarter of 2001. Revenues generated from setup fees increased $1,250,000, or 479%, to 1,511,000 from $261,000 during the three months ended June 30, 2000. Approximately $749,000 of the increase in setup fees was generated by additional products and services sold to existing customers during the second quarter of 2001, and $195,000 of the increase was a result of sales to one new customer. The remaining $306,000 of the increase in setup fees was primarily attributable to the recognition of revenue on contracts that were deferred under SAB 101. Recurring service fees comprise approximately 44%, or $1,539,000, of total revenues for the three months ended June 30, 2001, and increased by 20% from $1,283,000 for the three months ended June 30, 2000. This increase is primarily the result of additional products sold to existing customers. License fees were $360,000 for the three months ended June 30, 2001, which was made up of sales to two existing customers and one new customer. We did not sell licenses during the three months ended June 30, 2000. Miscellaneous revenues decreased by 32% to $56,000 from $82,000. The decrease in miscellaneous revenues is attributable to a decrease in the number of contracts with charges for voice recordings, faxes, geocoding and telecommunications, as well as a reduction in telecommunication rates.

     Cost of Revenues. Our cost of revenues include technical personnel payroll, recruiting fees, data royalties, depreciation for server equipment, reimbursable expenses such as telecommunications and contract labor related to specific projects, co-location facility fees and other direct costs related to operating our data centers. The cost of revenues decreased to 45% of revenues for the three-month period ended June 30, 2001 from 63% of revenues for the three-month period ended June 30, 2000. The decrease is attributable to the hiring of additional technical personnel in the second quarter of 2000 in advance of expected future revenue increases. In the second quarter of 2001, anticipated revenue increases were realized without a proportionate increase in costs. The total cost of revenues, over the same period, increased by 50%, or $518,000. This increase is a result of increased costs in creating and expanding an infrastructure for delivering our services, including $265,000, or 51% of the increase related to the hiring of additional technical personnel to implement and maintain services to our clients. Approximately $147,000 of the increase in cost of revenues was attributable to the recognition of implementation expenses that were deferred under SAB 101. We also incurred $42,000 in additional costs related to an increase in reimbursable expenses associated with specific client projects. The remaining $64,000 increase in costs is primarily attributable to an increase in costs associated with our data centers as a result of the increase in the sales of our services. These costs include data license royalties and telecommunications charges, as well as depreciation and amortization. The total costs of revenues are expected to continue to increase as additional customers use our services. However, we expect that any incremental costs incurred will be small in comparison to additional revenues generated.

     Selling and Marketing Expenses. Selling and marketing expenses consist of sales, pre-sales, marketing and business development personnel costs and related expenses, travel and entertainment expenses, sales commissions, and advertising and promotion costs. These costs decreased to 41% of revenues for the three-month period ended June 30, 2001 from 81% of revenues for the three-month period ended June 30, 2000. The total amount of selling and marketing expenses increased by $117,000, or 9%, to $1,432,000 for the three months ended June 30, 2001, from $1,315,000 for the three months ended June 30, 2000. The change is partially attributable to a $179,000, or 113%, increase in commissions generated by higher sales levels. We also experienced a $255,000 increase in personnel related costs as a result of additions to our sales and marketing teams. These increases were partially offset by a $277,000 decrease in consulting costs and a $41,000 reduction in travel expenses.

     Product Development Expenses. Product Development expenses consist of time spent on development not specifically associated with a client contract. To date, product development costs have been comprised of subcontracted costs and salaries and related costs. Historically, a majority of product development expenses have been incurred in conjunction with delivery of our services to customers and were classified in the cost of revenues. Beginning in the second quarter of 2000, we significantly increased expenditures for personnel dedicated to product development in anticipation of future growth. Since that time, personnel levels, and related costs, have remained relatively constant. However, for the three months ended June 30, 2001, product development costs decreased $37,000, or 9%, to $379,000 from $416,000 during the same period in 2000. The decrease was partly attributable to $18,000 in recruiting costs incurred during the second quarter of 2000 to increase the product development staff to its current levels. The remaining difference of $19,000 is primarily attributable to a reduction in contract labor. Current staffing levels were not in place for the entire three-month period ending June 30, 2000, therefore, more contract labor was required during that period. Product development costs as a percentage of revenue decreased to 11% of revenue for the three months ended June 30, 2001 from 26% of revenue for the three-month period ended June 30, 2000. The decrease is attributable to the hiring of additional product development personnel in the second quarter of 2000 in advance of expected future revenue increases.

     General and Administrative Expenses. General and administrative expenses relate to the personnel costs of our executive management, finance, investor relations and other corporate functions, general expenses such as legal and accounting fees, insurance and costs related to our facilities. These costs decreased to 22% of revenues for the three-month period ended June 30, 2001 from 41% of revenues for the three-month period ended June 30, 2000. The total amount of general and administrative costs increased by $84,000, or 13%, to $753,000 for the three months ended June 30, 2001, from $669,000 in the three months ended June 30, 2000. We experienced a $180,000 increase in salaries, bonuses and benefits as a result of hiring additional corporate staff to handle increased business activity and support business initiatives. The increase in general and administrative expenses associated with salaries, bonuses and benefits was partially offset by a $130,000 decrease in recruiting fees. Certain members of our management team were added during the second quarter of 2000, which resulted in significant recruiting costs during that period. Our facilities-related costs increased by approximately $96,000 as a result of the expansion of our office facilities to accommodate the increase in the number of employees. The increase in general and administrative expenses related to facilities costs was partially offset by decreases in professional fees and travel and entertainment of $31,000 and $29,000, respectively.

     Provision for Income Taxes. InfoNow has paid no income taxes since its inception and has not recorded a provision for income taxes, due to valuation allowances provided against net deferred tax assets, which consist primarily of operating loss carryforwards.

     Non-Operating Income. Net non-operating income was $13,000 for the three months ended June 30, 2001 compared to $120,000 for the three months ended June 30, 2000. The decrease is primarily attributable to lower interest income on cash and cash equivalents. Cash and cash equivalents decreased to $2,284,000 at June 30, 2001 from $7,217,000 at June 30, 2000.

     Net Loss. Net loss for the three months ended June 30, 2001 was $631,000 compared to $1,682,000 for the three months ended June 30, 2000, a $1,051,000 decrease. This decrease is attributable to a $682,000, or 20%, increase in total expenses and a $1,840,000, or 113%, increase in total revenues for the quarter ended June 30, 2001, as compared to the quarter ended June 30, 2000 as discussed above.

     Comparison of the Six Months Ended June 30, 2001 to the Six Months Ended June 30, 2000

     Revenues. Total revenues increased by $2,522,000, or 74%, to 5,953,000 for the six months ended June 30, 2001 from $3,431,000 during the same period in the previous year. Approximately $814,000, or 32%, of this increase was related to one contract, as discussed above. Setup fees increased by $1,837,000, or 293%, to $2,464,000 from $627,000, and service fees increased $313,000, or 12%, to $2,979,000 from $2,666,000. These increases were attributable in part to sales of additional products and services to existing customers during the six months ended June 30, 2001. Also contributing to the increase in setup fees was a $682,000 increase in the recognition of revenue on contracts that were deferred under SAB 101. In addition, license fees were $381,000 during the six months ended June 30, 2001, whereas, we did not sell licenses during the six months ended June 30, 2000. Miscellaneous revenues decreased 7% to $129,000 from $138,000. The reduction in miscellaneous revenues is attributable to a decrease in the number of contracts with charges for voice recordings, faxes, geocoding and telecommunications, as well as a reduction in telecommunications rates. Bad debt expense of $32,000 was incurred during the six months ended June 30, 2001, while there was no bad debt expense during the same period in 2000.

     Cost of Revenues. Our cost of revenues for the six months ended June 30, 2001 increased $1,004,000, or 48%, to $3,081,000 from $2,077,000. This increase is a result of increased costs in creating and expanding an infrastructure for delivering our services, discussed above. Cost of revenues was 52% of revenues for the six-month period ended June 30, 2001, compared to 61% for the same period a year earlier. This change is the result of increasing our resource levels during the first half of 2000 in advance of anticipated revenue increases. As a result, the revenue increases generated during the six months ended June 30, 2001 did not result in proportionate increases in cost.

     Selling and Marketing Expenses. Selling and marketing expenses decreased to 47% of revenues for the six-month period ended June 30, 2001 from 67% of revenues for the six-month period ended June 30, 2000. The total amount of selling and marketing expenses increased by 21%, or $484,000, to $2,789,000 from $2,305,000. The overall increase is primarily the result of the addition of sales and marketing personnel, including recruiting costs, as well as increases in commissions due to higher sales levels. We experienced a $606,000 increase in salaries and related costs as well as a $230,000 increase in sales commissions. These increases were partially offset by a $296,000 decrease in consulting and other external service fees, as well as a decrease of $60,000 in travel costs.

     Product Development Expenses. Total product development expenses decreased to 14% of revenues for the six-month period ended June 30, 2001 from 19% of revenues for the six-month period ended June 30, 2000. The total amount of product development expenses increased by $148,000 to $812,000 for the six-month period ended June 30, 2001 from $664,000 in the six-month period ended June 30, 2000. This increase is primarily the result of increased salaries and other personnel costs associated with the hiring of additional product development employees to support growth in our business.

     General and Administrative Expenses. General and administrative expenses decreased to 24% of sales for the six-month period ended June 30, 2001 from 29% of sales for the six-month period ended June 30, 2000. The total amount of general and administrative expenses increased by 44%, or $440,000. The overall increase is the result of additional administrative costs, such as increased salaries, rent and business insurance, related to growth in business activity.

     Non-Operating Income. Net non-operating income was $45,000 for the six months ended June 30, 2001 compared to $178,000 for the six months ended June 30, 2000. The decrease is attributable to lower interest income on cash and cash equivalents. Cash and cash equivalents decreased to $2,284,000 at June 30, 2001 from $7,217,000 at June 30, 2000. $5,000,000 of financing proceeds was deposited on December 31, 1999 and an additional $5,000,000 of financing proceeds was deposited on March 31, 2000.

     Net Loss. The net loss before cumulative effect of accounting change for the period ended June 30, 2001 was $2,114,000 compared to a $2,427,000 net loss for the period ended June 30, 2000, a $313,000 decrease. This decrease is attributable to increased revenues associated with our planned growth and small corresponding increases in costs, as discussed earlier.


Liquidity and Capital Resources

     InfoNow has financed its operations primarily through the placements of private equity securities and, to a lesser extent, through borrowing and equipment leasing arrangements. We have received a total of approximately $13,800,000 from private offerings and have received an additional $2,396,000 from the exercise of stock options and warrants since we began offering our services in 1996.

     We had cash and cash equivalents of $2,284,000 at June 30, 2001, compared to $4,013,000 at December 31, 2000. The decrease is associated with operating losses as we increased spending on product development, sales and marketing, among other areas. We also hired additional personnel to meet our current and projected growth demands.

     Net cash used in operating activities during the six months ended June 30, 2001 was $1,573,000, compared to net cash used in operating activities of $2,528,000 during the six months ended June 30, 2000. This decrease is primarily due to a $313,000 decrease in net loss before cumulative effect of accounting change and a reduction in accounts receivable.

     Cash used in investing activities decreased to $96,000 from $868,000 for the six-month period ended June 30, 2001 compared to the six-month period ended June 30, 2000. The cash used in investing activities during the six months ended June 30, 2000 was related to the purchase of computer hardware and software for our data centers and additional personnel, as well as for leasehold improvements. We increased our capacity levels during the first half of 2000 in anticipation of future business growth, which caused cash expenditures related to investing activities to be greater during the six months ended June 30, 2000 compared to the six months ended June 30, 2001.

     Net cash used in financing activities for the six months ended June 30, 2001 was $60,000, which consisted of $89,000 in principal payments on capital lease obligations, net of $29,000 in proceeds received from the exercise of stock options. Net cash generated from financing activities during the six months ended June 30, 2000 was $5,257,000, which included $5,000,000 of cash received from the issuance of common stock and $663,000 from the exercise of stock options net of $355,000 of costs incurred related to the common stock issuance. In addition, payments on capital lease obligations during the six months ended June 30, 2000 were $51,000.

     We believe that planned expenditures in sales and marketing will generate new sales equal to, or greater than, our historical experience. In addition, we assume that there will not be a substantial change in cash inflow provided from our existing recurring service fees and that planned expenditures for sales, marketing, capital equipment and administrative costs will not exceed current budgeted amounts. However, variation in the timing of our cash receipts and disbursements can significantly impact our overall cash flow for a given period.

     If we believe it is advisable, we may seek additional funding to continue our operations. Our ability to successfully complete an offering is dependent on a number of factors. There can be no assurances that we can successfully complete an equity placement, or that a placement can be concluded on the terms and conditions that would be acceptable to us.

Risks Associated with Forward Looking Statements

     Our actual results may vary materially from the forward-looking statements made above, which have been made pursuant to the Private Securities Litigation Reform Act of 1995. We intend that such statements be subject to the safe harbor provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. Our forward-looking statements include the plans and objectives of management for future operations and relate to a variety of factors, including management's assumptions about our ability to:

     o    Gain market acceptance of our services;

     o Accurately forecast and meet demands for our services, including our ability to maintain technical performance of the system as new clients are added;

     o    Maintain our ability to serve our existing customers;

     o Improve our operational and financial systems in order to address planned growth in our operations;

     o Maintain pricing and adequate profit margins on our products and services;

     o    Retain and attract qualified technical personnel;

     o Develop future enhancements to our services and control development costs of those enhancements;

     o    Respond to competitive threats; and

     o    Raise additional capital, if needed.

     Our assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our ability to control.

     We believe that the assumptions underlying our forward-looking statements are reasonable. However, our assumptions may prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. You should not regard any statements made in this report on Form 10-QSB as a representation by InfoNow or any other person that we will achieve our objectives.

     For a more comprehensive discussion of the risk factors associated with our business, please refer to our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2000.

                           PART II. OTHER INFORMATION
                           --------------------------



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS



      The Company held its annual meeting of stockholders on May 11, 2001. In connection with the annual meeting, pursuant to Regulation 14A under the Securities Act of 1934, we furnished our stockholders with a definitive proxy statement with respect to the matters acted upon. The following incumbent directors were re-elected to their positions to serve until the next annual meeting or their successor is elected. The following votes were cast with respect to the election of directors:


                                              For                  Withhold

      Michael Johnson                     7,052,738                 10,585

      Duane Wentworth                     7,052,626                 10,697

      Michael Basch                       7,040,223                 23,100

      Al Spies                            7,052,738                 10,585




     The Company also submitted two additional proposals for shareholder consideration:


     Proposal #2.

     To amend the Company's 1999 Stock Option Plan to increase the number of shares of common stock available for purchase from 2,000,000 to 2,800,000.

                  For                    Against               Abstain

              6,919,358                  139,274                4,691



     Proposal #3.

     Ratification of the appointment of Deloitte & Touche, LLP as the independent auditors of the Company for fiscal year ended December 31, 2001.

                  For                     Against              Abstain

              7,051,892                   10,277                1,154



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

      Dated:  August 14, 2001

                                    INFONOW CORPORATION

                                    (Registrant)



                                    /s/ Michael W. Johnson
                                    ------------------------------------
                                    Michael W. Johnson
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/ Harry R. Herbst
                                    ------------------------------------
                                    Harry R. Herbst
                                    Chief Financial Officer
                                    (Principal Financial Officer)


                                    /s/ James L. Medina
                                    ------------------------------------
                                    James L. Medina
                                    Vice President, Controller and Treasurer
                                    (Principal Accounting Officer)




                                  EXHIBIT INDEX

   Exhibit
   Number              Description                                                 Page
  ------              -----------                                                  ----
   2.1      Stock Purchase Agreement for Common Stock between the
            Company and Putnam Investors dated March 30, 2000 (E)
   3.1      Certificate of Incorporation of the Company, as amended (A)
   3.1.1    Certificate of Designation, Preferences and Rights of Series B
            Convertible Participating Preferred Stock of InfoNow Corporation (D)
   3.2      Bylaws of the Company, as amended (B)
   4.1      Form of Common Stock certificate for the Company's Common Stock,
            $.001 par value per share (B)
   4.4      Form of Class C Warrant (C)
   4.5      Form of Series B Convertible Preferred Stock Certificate (D)

   ---------------------------------------------------------------------------

   (A) Incorporated by reference from the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 1996.
   (B)  Incorporated by reference from the Company's Registration
        Statement 33-43035 on Form S-1 dated February 14, 1992.
   (C) Incorporated by reference from the Company's to the Post-Effective Amendment No. 2 to Registration Statement No. 33-43035 on Form S-1 dated July 13, 1993.
   (D) Incorporated by reference from the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 1999.
   (E) Incorporated by reference from the Company's report on Form 8-K dated May 2, 2000.