Form 10QSB
period 2001-09-30
INFONOW CORP /
filed 2001-11-14
CIK 879684

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

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

                                  303-293-0212
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

As of November 14, 2001, there were 8,204,918 shares of the Issuer's common stock outstanding.

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

ITEM 1.   FINANCIAL STATEMENTS

          Unaudited Balance Sheets - September 30, 2001 and
            December 31, 2000..................................................3

          Unaudited Statements of Operations - For the Three
            and Nine Months Ended September 30, 2001 and 2000..................4

          Unaudited Statements of Cash Flows - For the Nine
            Months Ended September 30, 2001 and 2000...........................5

          Notes to Unaudited Financial Statements..............................6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............8


                           PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K................................... 14

          SIGNATURES..........................................................15



                                      PART I - FINANCIAL INFORMATION
                                      ------------------------------

ITEM 1. FINANCIAL STATEMENTS
                                            INFONOW CORPORATION
                                              BALANCE SHEETS
                                                (UNAUDITED)
                            (In thousands, except share and per share amounts)


ASSETS                                                             September 30, 2001      December 31, 2000
------                                                             ------------------      -----------------
CURRENT ASSETS:
Cash and cash equivalents                                               $  1,976                $  4,013
Restricted cash                                                               17                      76
Accounts receivable, net of allowance
   of $59 and $49, respectively                                            1,809                   1,547
Deferred implementation costs                                                249                     295
Prepaids and other current assets                                          1,054                     335
                                                                        --------                --------
         Total current assets                                              5,105                   6,266

PROPERTY AND EQUIPMENT, net                                                1,886                   2,222

Non-current deferred implementation costs                                    186                     274
Other assets and deferred charges                                             29                      46
                                                                        --------                --------
TOTAL ASSETS                                                            $  7,206                $  8,808
                                                                        ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
Notes payable and capital leases - current portion                      $    147                $    173
Accounts payable and accrued expenses                                      1,860                   1,033
Short-term deferred revenues                                               1,822                   1,761
                                                                        --------                --------
         Total current liabilities                                         3,829                   2,967

Notes payable and capital leases, net of current portion                     256                     362
Long-term deferred revenues                                                  768                   1,156

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value; 1,962,335 shares authorized:
     Series A Convertible, 213,483 shares authorized, none
       issued and outstanding                                               --                      --
     Series B Convertible Participating, 800,000 shares authorized,
       250,000 shares issued and outstanding at September 30, 2001 and December 31, 2000, liquidation preference of
       $ 5,000,000                                                          --                      --
Common stock, $.001 par value; 15,000,000 shares authorized
     8,199,494 and 8,146,244 shares issued and outstanding at
     September 30, 2001 and December 31, 2000, respectively                    8                       8
Additional paid-in capital                                                38,905                  38,811
Accumulated deficit                                                      (36,560)                (34,496)
                                                                        --------                --------
         Total stockholders' equity                                        2,353                   4,323
                                                                        --------                --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  7,206                $  8,808
                                                                        ========                ========


                The accompanying notes are an integral part of these financial statements.



                                         INFONOW CORPORATION
                                      STATEMENTS OF OPERATIONS
                                             (UNAUDITED)
                         (In thousands, except share and per share amounts)


                                                 Three Months                  Nine Months
                                              Ended September 30,           Ended September 30,
                                            -------------------------    --------------------------
                                                2001          2000           2001          2000
                                                ----          ----           ----          ----
                                                           (Restated)                    (Restated)
                                                            (Note 3)                      (Note 3)

REVENUES                                    $     3,951   $     1,799    $     9,904    $     5,230
COST OF REVENUES                                  1,528         1,248          4,609          3,325
                                            -----------   -----------    -----------    -----------
      Gross margin                                2,423           551          5,295          1,905
                                            -----------   -----------    -----------    -----------
OPERATING EXPENSES:
Selling and marketing                             1,243         1,233          4,032          3,538
Product development                                 389           399          1,201          1,063
General and administrative                          745           542          2,175          1,532
                                            -----------   -----------    -----------    -----------
     Total operating expenses                     2,377         2,174          7,408          6,133
                                            -----------   -----------    -----------    -----------

INCOME/(LOSS) FROM OPERATIONS                        46        (1,623)        (2,113)        (4,228)

OTHER INCOME:
Interest income, net                                  4            98             49            276
                                            -----------   -----------    -----------    -----------

INCOME/(LOSS) BEFORE EFFECT
 OF CHANGE IN ACCOUNTING
 PRINCIPLE                                           50        (1,525)        (2,064)        (3,952)

CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE                           --            --             --           (1,188)
                                            -----------   -----------    -----------    -----------
NET INCOME/(LOSS) APPLICABLE
 TO COMMON STOCKHOLDERS                     $        50   $    (1,525)   $    (2,064)   $    (5,140)
                                            ===========   ===========    ===========    ===========

BASIC EARNINGS/(LOSS) PER
 COMMON SHARE:
   Before accounting change                 $       .01   $      (.19)   $      (.25)   $      (.51)
   Cumulative effect of change in
     accounting principle                          --            --             --             (.15)
                                            -----------   -----------    -----------    -----------

BASIC EARNINGS/(LOSS) PER
 SHARE                                      $       .01   $      (.19)   $      (.25)   $      (.66)
                                            ===========   ===========    ===========    ===========
BASIC AVERAGE COMMON SHARES
 OUTSTANDING                                  8,171,526     8,144,000      8,157,264      7,815,000
                                            ===========   ===========    ===========    ===========

DILUTED EARNINGS/(LOSS) PER COMMON SHARE:
   Before accounting change                 $       .01   $      (.19)   $      (.25)   $      (.51)
   Cumulative effect of change in
     accounting principle                          --            --             --             (.15)
                                            -----------   -----------    -----------    -----------


DILUTED EARNINGS/(LOSS) PER
 SHARE                                      $       .01   $      (.19)   $      (.25)   $      (.66)
                                            ===========   ===========    ===========    ===========

DILUTED AVERAGE COMMON SHARES OUTSTANDING     9,218,641     8,144,000      8,157,264      7,815,000
                                            ===========   ===========    ===========    ===========


             The accompanying notes are an integral part of these financial statements.



                               INFONOW CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                 Nine Months
                                                             Ended September 30,
                                                             -------------------
                                                               2001       2000
                                                               ----       ----
                                                                       (Restated)
                                                                        (Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $(2,064)   $(5,140)
Adjustments to reconcile net loss to net cash used in
operating activities:
     Depreciation and amortization                               819        557
     Cumulative effect of change in accounting principle        --        1,188
     Stock based compensation                                     35         18
     Changes in operating assets and liabilities:
       Restricted cash                                            59       --
       Accounts receivable, net of allowance                    (262)      (964)
       Other current assets                                     (673)      (133)
       Other assets and deferred charges                         105        (58)
       Accounts payable and other liabilities                    758        (91)
       Unearned revenue and prepaid service fees                (327)       413
                                                             -------    -------
Net cash used in operating activities                         (1,550)    (4,210)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                         (414)    (1,203)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from the issuance of common stock             --        4,645
     Proceeds from the exercise of options and warrants           59        688
     Principal payments on debt and lease obligations           (132)       (69)
                                                             -------    -------
Net cash flows provided by (used in) financing activities        (73)     5,264
                                                             -------    -------

Net decrease in cash and cash equivalents                     (2,037)      (149)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                         4,013      5,356
                                                             -------    -------

   End of period                                             $ 1,976    $ 5,207
                                                             =======    =======

Supplemental Information:
   Cash paid during the period for interest                  $    36    $     6

Non cash investing and financing activities:
   Non cash purchases of property and equipment              $    69        310


   The accompanying notes are an integral part of these financial statements.

                                        5

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.

     The balance sheet as of December 31, 2000, has been derived from audited financial statements. The financial statements should be read in conjunction with the financial statements and accompanying notes contained in InfoNow's (the "Company") Form 10-K for the fiscal year ended December 31, 2000. The results of operations for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that will be achieved for the entire fiscal year ending December 31, 2001 or any other subsequent period.


Note 2. EQUITY TRANSACTIONS

     On March 30, 2000 the Company sold 526,316 shares of common stock in a private placement to Putnam Information Sciences Trust, NR Ventures, Ltd., and RIT Capital Partners, PLC. Putnam purchased 105,263 shares of common stock, and NR Ventures and RIT Capital Partners collectively purchased 421,053 shares of common stock. The private placement resulted in gross proceeds to the Company of $5,000,000, or $9.50 per share. Net cash proceeds of $4,645,000 were realized after deducting issuance costs of $355,000.

     During the first nine months of 2000, the Company issued 381,100 shares of common stock as a result of the exercise of options and warrants by employees. The per share price range of $0.79 to $5.99 resulted in proceeds to the Company of $688,000. During the first nine months of 2001, the Company issued 53,250 shares of common stock as a result of the exercise of options by employees. The per share price range of $0.79 to $1.40 resulted in proceeds to the Company of $59,000.

     During 2001, the Company modified certain terms of two officers' stock option agreements. As a result of these modifications, the Company recognized $35,000 of compensation expense for the difference between the exercise price of the options and the fair value of the common stock on the date of the modification.


Note 3. RESTATEMENT OF PRIOR PERIOD

     Effective March 16, 2000, the Company changed its method of accounting for implementation fees to deferring non-license initial implementation fees related to service contracts over the expected term of the customer relationship. Prior to this change in accounting principle, the Company recognized revenue from non-license initial implementation fees using the percentage-of-completion method as the implementation was completed. This change in accounting principle is based on guidance provided in the Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, and Emerging Issues Task Force 00-3, "Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements that Include the Right to Use Software Stored on Another Entity's Hardware." As a result of this change in accounting principle, the Company recorded a charge of $1,188,000 as the cumulative effect of the change in accounting principle consisting of $1,631,000 in net deferred revenues and $443,000 in net deferred implementation costs. As of September 30, 2001, the remaining deferred revenue and expense balances associated with the cumulative effect of this accounting change were $426,000 and $139,000, respectively.

Note 4. RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. The provisions of SFAS No. 141 had no impact on the Company's financial statements. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of SFAS No. 142 are required to be applied in the Company's fiscal year beginning in 2002, but management does not believe the provisions will have a material impact on the Company's financial statements.

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived assets." SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 is effective for the Company's fiscal year beginning in 2002, but is not expected to have a material impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis of the financial condition and results of operations for InfoNow should be read in conjunction with our financial statements and related notes appearing elsewhere in this report. This discussion contains statements that are not historical fact. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our industry and business and include statements about markets for our software and services, planned development of products and anticipated expense and revenue levels. These forward-looking statements contain words such as "anticipate", "believe", "plan", "expect" or similar language. These forward-looking statements are subject to business and economic risks. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of many factors, including those set forth in this discussion and in other documents we have filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.


General Information and Overview

     We provide Enterprise Channel Management solutions that include e-Business software and services for Fortune 1000 companies, which sell locally, through dealers, distributors or branches, also known as channel partners. Our technology and services enable traditional companies to use the power of the Internet to sell to and service end customers in collaboration with their channel partners. Through our software and services, we provide a comprehensive, Internet-based business solution that enables companies to increase revenues, lower operating costs and deliver a significant return on investment. Our managed service centers house software, databases and systems that respond to inquiries received across a client's enterprise, including Internet sites, interactive voice response systems and call centers.

     As of September 30, 2001, we had 56 clients. Most of our clients are large multi-national companies who have extensive channel networks. Our clients include Hewlett-Packard, Compaq, Avaya, Visa, Bank of America, First Union, Ariens, Maytag and Miller Electric, a major subsidiary of Illinois Tool Works.

     Our software and services are typically sold through annual or multi-year contracts. The initial term of these contracts is typically one to three years and contracts are renewable upon mutual agreement of InfoNow and the client. A typical contract fee could include five components: a software license fee, an implementation fee, a license maintenance fee, a recurring managed service fee and a variable monthly fee. The license fee applies to the configured software used in the client's application. The implementation fee applies to the development of a tailored, client-specific interface to the system and the design and implementation of client business rules and databases. The license maintenance fee covers updates to the client's software as well as any reconfiguration or maintenance on the software necessary during the contract term. The monthly or annual managed service fee applies to hosting and provision of the service as well as performance of recurring maintenance to client databases and core systems. The variable monthly fee includes charges for system usage in excess of contracted thresholds, as well as pass-through charges for voice recordings, faxes, geocoding and telecommunications. Revenue from license maintenance fees, recurring managed service fees and variable monthly fees is recognized as the services are performed. Revenue from software license fees and implementation fees is recognized ratably over either the expected term of the client relationship or the implementation period as project milestones are achieved.

     Effective March 16, 2000, we adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which sets forth SEC guidelines for the recognition of revenue. Prior to our adoption of SAB 101, we recognized revenue from all implementation fees under the percentage-of-completion method based on the achievement of project milestones. The guidelines under SAB 101 require that we recognize revenues from non-license initial implementation fees over the expected term of the customer relationship. In accordance with SAB 101, we have also deferred direct incremental costs related to these deferred revenues. We recorded a charge of $1,188,000 in the first quarter of 2000 to record the net cumulative effect of this change in accounting principle consisting of $1,631,000 of deferred revenue net of $443,000 of deferred costs. As of September 30, 2001, the remaining deferred revenue and expense balances associated with the cumulative effect of the accounting change were $426,000 and $139,000, respectively. Implementation fees related to enhancements of existing customer systems continue to be recognized under the percentage-of-completion method.

     During the first quarter of 2001, we began offering a software license purchase option, designed to expand the addressable market for our technology by meeting the needs of companies who wish to purchase our software. Because the sale of our software requires client-specific configuration, both license and implementation revenue is recognized under the percentage-of-completion method.

     We have received correspondence from Murex Licensing Corporation asserting that certain technologies employed by the Company infringe on patents owned by Murex. While we are continuing to evaluate Murex's position, at this point we believe that the patent infringement claims asserted in the correspondence from Murex are without merit, and we intend to defend against them vigorously should Murex bring a formal claim or litigation against the Company. Notwithstanding the existence of meritorious defenses, any litigation over the scope and application of patents or similar intellectual property claims could involve significant costs of defense and could involve risks and uncertainties.


Results of Operations

Comparison of the Three Months Ended September 30, 2001 to the Three Months Ended September 30, 2000
---------------------------------------------------------------------------

     Revenues. Our revenues consist primarily of implementation fees, license fees and monthly managed service fees from new and existing customers. Total revenues increased by $2,152,000, or 120%, to $3,951,000 for the three months ended September 30, 2001 from $1,799,000 for the same period in the previous year. Of the increase in total revenues, $964,000 was the result of one significant contract we secured with an existing customer during the second quarter of 2001. The third quarter revenue from this contract was comprised of $451,000 in recurring managed service fees, $408,000 in implementation fees and $105,000 of license fees. Revenues generated from implementation fees increased by $1,057,000, or 260%, to $1,464,000 from $407,000 during the three months ended September 30, 2000. Approximately $782,000 of the increase in implementation fees was generated by additional products and services sold to new and existing customers during the third quarter of 2001. The remaining $275,000 of the increase in implementation fees was primarily attributable to the recognition of revenue on contracts that were deferred under SAB 101. Recurring managed service fees were $1,930,000 for the three months ended September 30, 2001, an increase of $629,000, or 48%, from $1,301,000 for the three months ended September 30, 2000. This increase is the result of additional products sold to new and existing customers. Recurring managed service fees comprised 49% of total revenue during the three months ended September 30, 2001, compared to 72% during the same period a year earlier. License fees were $502,000 for the three months ended September 30, 2001, representing 13% of total revenues. We did not sell licenses during the three months ended September 30, 2000, accordingly, the increase over the comparable period last year is $502,000. Miscellaneous revenues decreased by $36,000, or 40%, to $55,000 from $91,000. The decrease in miscellaneous revenues is attributable to a decrease in the number of contracts with charges for voice recordings, faxes, geocoding and telecommunications, as well as a reduction in interactive voice response transaction volume.

     Cost of Revenues. Our cost of revenues includes technical personnel salaries, data royalties, depreciation for server equipment, reimbursable expenses such as telecommunications and contract labor related to specific projects, co-location facility fees and other direct costs related to operating our data centers, as well as the recognition of deferred implementation expenses. The cost of revenues decreased to 39% of revenues for the three-month period ended September 30, 2001 from 69% of revenues for the three-month period ended September 30, 2000. The decrease is attributable to the hiring of additional technical personnel during the third quarter of 2000 in advance of expected future revenue increases. In the third quarter of 2001, anticipated revenue increases were realized without a proportionate increase in costs. The total cost of revenues over the same period increased by 22%, or $280,000. This increase is a result of increased costs in creating and expanding an infrastructure for delivering our services, including $209,000, or 75% of the increase, related to the hiring of additional technical personnel to implement and maintain services to our clients. The remaining $71,000 increase in costs is primarily attributable to an increase in costs associated with our data centers as a result of the increase in the sales of our services. These costs include data license royalties and telecommunications charges, as well as depreciation and amortization. The total costs of revenues are expected to continue to increase as additional customers use our services.

     Selling and Marketing Expenses. Selling and marketing expenses consist of sales, pre-sales, marketing and business development personnel costs and related expenses, travel and entertainment expenses, sales commissions, and advertising and promotion costs. These costs decreased to 31% of revenues for the three-month period ended September 30, 2001 from 69% of revenues for the three-month period ended September 30, 2000. The total amount of selling and marketing expenses increased by $10,000, or 1%, to $1,243,000 for the three months ended September 30, 2001, from $1,233,000 for the three months ended September 30, 2000. The change is partially attributable to a $146,000, or 113%, increase in commissions generated by higher sales levels. We also experienced a $204,000 increase in personnel related costs as a result of additions to our sales and marketing teams. These increases were partially offset by a $298,000 decrease in consulting costs resulting from the increase in personnel. In addition, we experienced a $42,000 reduction in travel expenses and personnel support costs attributable to successful cost management activities.

     Product Development Expenses. Product Development expenses consist of time spent on development not specifically associated with a client contract. To date, product development costs have been comprised of subcontracted costs and salaries and related costs. Historically, a majority of product development expenses have been incurred in conjunction with delivery of our services to customers and were classified in the cost of revenues. Beginning in the second quarter of 2000, we significantly increased expenditures for personnel dedicated to product development in anticipation of future growth. Since that time, personnel levels, and related costs, have remained relatively constant. However, for the three months ended September 30, 2001, product development costs decreased $10,000, or 3%, to $389,000 from $399,000 during the same period in 2000. This is primarily attributable to a slight reduction in the number of Product Development personnel resulting from the allocation of certain resources to the service implementation team to support the growth of our business. Product development costs as a percentage of revenue decreased to 10% of revenue for the three months ended September 30, 2001 from 22% of revenue for the three-month period ended September 30, 2000. The decrease is attributable to the hiring of additional product development personnel in the second quarter of 2000 in advance of expected future revenue increases.

     General and Administrative Expenses. General and administrative expenses relate to the personnel costs of our executive management, finance, investor relations and other corporate functions, general expenses such as legal and accounting fees, insurance and costs related to our facilities. These costs decreased to 19% of revenues for the three-month period ended September 30, 2001 from 30% of revenues for the three-month period ended September 30, 2000. The total amount of general and administrative costs increased by $203,000, or 37%, to $745,000 for the three months ended September 30, 2001, from $542,000 in the three months ended September 30, 2000. We experienced a $156,000 increase in salaries, bonuses and benefits as a result of salary increases and bonuses for key personnel, as well as hiring additional corporate staff to handle increased business activity and support business initiatives. Our facilities-related costs increased by approximately $50,000 as a result of the expansion of our office facilities to accommodate growth in the business and the number of employees. Legal fees increased by $44,000 as a result of increased business and investor relations activities. The increase in general and administrative expenses related to personnel, facilities and legal costs was partially offset by decreases in professional fees and travel and entertainment of $25,000 and $22,000, respectively.

     Provision for Income Tax Expenses. InfoNow has paid no income taxes since its inception and has not recorded a provision for income taxes due to valuation allowances provided against net deferred tax assets, which consist primarily of operating loss carryforwards.

     Non-Operating Income. Net non-operating income was $4,000 for the three months ended September 30, 2001 compared to $98,000 for the three months ended September 30, 2000. The decrease is primarily attributable to lower interest income on cash and cash equivalents. Cash and cash equivalents decreased to $1,976,000 at September 30, 2001 from $5,207,000 at September 30, 2000.

     Net Income/Loss. Net income for the three months ended September 30, 2001 was $50,000 compared to a net loss of $1,525,000 for the three months ended September 30, 2000, a $1,575,000 increase. This increase is attributable to a $2,152,000, or 120%, increase in total revenues and a $483,000, or 14%, increase in total expenses for the quarter ended September 30, 2001, compared to the quarter ended September 30, 2000 as discussed above.

Comparison of the Nine Months Ended September 30, 2001 to the Nine Months Ended September 30, 2000
-------------------------------------------------------------------------------

     Revenues. Total revenues increased by $4,674,000, or 89%, to $9,904,000 for the nine months ended September 30, 2001 from $5,230,000 during the same period in the previous year. Approximately $1,778,000, or 38%, of this increase was related to one contract, as discussed above. The revenue from this contract was comprised of $1,060,000 in implementation fees, $451,000 in recurring managed service fees and $267,000 of license fees. Implementation fees increased by $2,894,000, or 280%, to $3,929,000 from $1,035,000, and managed service fees increased by $941,000, or 24%, to $4,908,000 from $3,967,000. These increases were attributable in part to sales of additional products and services to new and existing customers during the nine months ended September 30, 2001. Also contributing to the increase in implementation fees was an $870,000 increase in the recognition of revenue on contracts that were deferred under SAB 101. In addition, license fees were $883,000 during the nine months ended September 30, 2001. We did not sell licenses during the nine months ended September 30, 2000, accordingly, the increase over the comparable period last year is $883,000. Miscellaneous revenues decreased by $44,000, or 19%, to $184,000 from $228,000. The reduction in miscellaneous revenues is attributable to a decrease in the number of contracts with charges for voice recordings, faxes, geocoding and telecommunications, as well as a reduction in interactive voice response transaction volume. Bad debt expense of $37,000 was incurred during the nine months ended September 30, 2001, while there was no bad debt expense during the same period in 2000.

     Cost of Revenues. Our cost of revenues for the nine months ended September 30, 2001 increased by $1,284,000, or 39%, to $4,609,000 from $3,325,000. This increase is a result of increased costs in creating and expanding an infrastructure for delivering our services, as discussed above. Cost of revenues was 47% of revenues for the nine-month period ended September 30, 2001, compared to 64% for the same period a year earlier. This change is the result of increasing our resource levels during the first half of 2000 in advance of anticipated revenue increases. As a result, the revenue increases generated during the nine months ended September 30, 2001 did not result in proportionate increases in cost.

     Selling and Marketing Expenses. Selling and marketing expenses decreased to 41% of revenues for the nine-month period ended September 30, 2001 from 68% of revenues for the nine-month period ended September 30, 2000. The total amount of selling and marketing expenses increased by 14%, or $494,000, to $4,032,000 from $3,538,000. The overall increase is primarily the result of the addition of sales and marketing personnel, including recruiting costs, as well as increases in commissions due to higher sales levels. We experienced an $810,000 increase in salaries and related costs as well as a $376,000 increase in sales commissions. These increases were partially offset by a $594,000 decrease in consulting and other external service fees, as well as decreases of $85,000 in travel costs and $13,000 in personnel support costs.

     Product Development Expenses. Total product development expenses decreased to 12% of revenues for the nine-month period ended September 30, 2001 from 20% of revenues for the nine-month period ended September 30, 2000. The total amount of product development expenses increased by $138,000 to $1,201,000 for the nine-month period ended September 30, 2001 from $1,063,000 in the nine-month period ended September 30, 2000. This increase is primarily the result of increased salaries and other personnel costs associated with the hiring of additional product development employees to support growth in our business.

     General and Administrative Expenses. General and administrative expenses decreased to 22% of revenues for the nine-month period ended September 30, 2001 from 29% of revenues for the nine-month period ended September 30, 2000. The total amount of general and administrative expenses increased by 42%, or $643,000. The overall increase is primarily the result of additional personnel and facilities costs related to growth in business activity.

     Non-Operating Income. Net non-operating income was $49,000 for the nine months ended September 30, 2001 compared to $276,000 for the nine months ended September 30, 2000. The decrease is attributable to lower interest income on cash and cash equivalents. Cash and cash equivalents decreased to $1,976,000 at September 30, 2001 from $5,207,000 at September 30, 2000.

     Net Loss. The net loss before cumulative effect of accounting change for the period ended September 30, 2001 was $2,064,000 compared to a $3,952,000 net loss for the period ended September 30, 2000, a $1,888,000 decrease. This decrease is attributable to increased revenues associated with our continued growth and small corresponding increases in costs, as discussed earlier.


Liquidity and Capital Resources

     InfoNow has financed its operations primarily through the placements of private equity securities and, to a lesser extent, through borrowing and equipment leasing arrangements. We have received a total of approximately $13,800,000 from private offerings and have received an additional $2,426,000 from the exercise of stock options and warrants since we began offering our solutions in 1996.

     We had cash and cash equivalents of $1,976,000 at September 30, 2001, compared to $4,013,000 at December 31, 2000. The decrease is associated with operating losses as we increased spending on product development, sales and marketing, among other areas. We also hired additional personnel to meet our current and projected growth demands.

     Net cash used in operating activities during the nine months ended September 30, 2001 was $1,550,000, compared to net cash used in operating activities of $4,210,000 during the nine months ended September 30, 2000. This decrease is primarily due to a $1,888,000 decrease in net loss before cumulative effect of accounting change as well as changes in working capital and non-cash charges.

     Cash used in investing activities decreased to $414,000 for the nine-month period ended September 30, 2001 from $1,203,000 for the nine-month period ended September 30, 2000. The cash used in investing activities during the nine months ended September 30, 2000 was related to the purchase of computer hardware and software for our data centers and additional personnel, as well as for leasehold improvements. We increased our capacity levels during the first half of 2000 in anticipation of future business growth, which caused cash expenditures related to investing activities to be greater during the nine months ended September 30, 2000 than during the nine months ended September 30, 2001.

     Net cash used in financing activities for the nine months ended September 30, 2001 was $73,000, which consisted of $132,000 in principal payments on capital lease obligations, net of $59,000 in proceeds received from the exercise of stock options. Net cash generated from financing activities during the nine months ended September 30, 2000 was $5,264,000, which included $5,000,000 of cash received from the issuance of common stock and $688,000 from the exercise of stock options net of $355,000 of costs incurred related to the common stock issuance. Payments on capital lease obligations during the nine months ended September 30, 2000 were $69,000.

     We believe that our expenditures in sales and marketing will continue to generate new sales equal to, or greater than, our historical experience. In addition, we do not expect that there will be a substantial change in cash inflow provided from our existing managed service fees and that planned expenditures for sales, marketing, capital equipment and administrative costs will not exceed current budgeted amounts. However, variation in the timing of our cash receipts and disbursements can significantly impact our overall cash flow for a given period.

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

     o    Maintain our ability to serve new and existing customers;

     o Improve our operational and financial systems in order to address planned growth in our operations;

     o Maintain pricing and adequate profit margins on our products and services;

     o    Retain and attract qualified technical personnel;

     o Develop future enhancements to our services and control development costs of those enhancements;

     o    Operate our business in accordance with our operating budget;

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

     For a more comprehensive discussion of the risk factors associated with our business, please refer to our Annual Report filed with the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2000.

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

     (b) Reports on Form 8-K

               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  November 14, 2001

                                            INFONOW CORPORATION

                                            (Registrant)



                                            /s/  Michael W. Johnson
                                            -----------------------------------
                                                 Michael W. Johnson
                                                 Chairman and Chief Executive
                                                 Officer (Principal Executive
                                                 Officer)


                                            /s/  Harry R. Herbst
                                            -----------------------------------
                                                 Harry R. Herbst
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)


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

3.2       Bylaws of the Company, as amended (B)

4.1 Form of Common Stock certificate for the Company's Common Stock, $.001 par value per share (B)

4.4       Form of Class C Warrant (C)

4.5       Form of Series B Convertible Preferred Stock Certificate (D)

-------------------------------------------------

(A) Incorporated by reference to the Company's Annual Report filed on Form 10-K for the year ended December 31, 1996.

(B) Incorporated by reference to the Company's Registration Statement 33-43035 on Form S-1 dated February 14, 1992.

(C) Incorporated by reference to the Company's Post-Effective Amendment No. 2 to Registration Statement No. 33-43035 on Form S-1 dated July 13, 1993.

(D) Incorporated by reference to the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 1999.

(E) Incorporated by reference to the Company's report on Form 8-K dated May 2, 2000.