Form 10KSB40
period 2001-12-31
INFONOW CORP /
filed 2002-03-18
CIK 879684

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

     Commission File No. 0-19813

                               INFONOW CORPORATION
                               -------------------
                 (Name of small business issuer in its charter)

          DELAWARE                                               04-3083360
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

1875 Lawrence Street, Suite 1100, Denver, Colorado                80202
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number: (303) 293-0212

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $.001 Par Value Per Share
                     ---------------------------------------
                                (Title of Class)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 2001 were $13,990,602.

The aggregate market value of the voting and non-voting common equity held by nonaffiliates based on the closing sales price of such stock on March 15, 2002 was $21,991,396.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 15, 2002 was:

         Common Stock, $.001 par value                       8,347,918
         -----------------------------                       ---------
                     Class


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders to be held on May 10, 2002 are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

InfoNow Corporation

                                   Form 10-KSB

                   For the Fiscal Year Ended December 31, 2001

                                      INDEX

                                     Part I


Item 1.  Description of Business.............................................  3
Item 2.  Description of Property............................................. 21
Item 3.  Legal Proceedings................................................... 21
Item 4.  Submission of Matters to a Vote of Security Holders................. 22


                                     Part II


Item 5.  Market for Common Equity and ....................................... 23
             Related Stockholder Matters
Item 6.  Management's Discussion and Analysis or Plan of Operation .......... 23
Item 7.  Financial Statements................................................ 41
Item 8.  Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosures........................................... 41


                                    Part III


Item 9.  Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act............... 42
Item 10. Executive Compensation.............................................. 42
Item 11. Security Ownership of Certain Beneficial Owners and Management...... 42
Item 12. Certain Relationships and Related Transactions...................... 42
Item 13. Exhibits, List and Reports on Form 8-K.............................. 43

                                     PART I
                                     ------

Item 1. Description of Business
-------------------------------

Unless otherwise indicated, all references to "InfoNow," "the Company," "we," "us," or "our" refer to InfoNow Corporation. Certain matters discussed in this document relate to business objectives and financial targets. These are forward-looking statements under the Private Securities and Litigation reform act. These forward-looking statements are based on assumptions held by the Company at the end of 2001 and, as a result of risk factors described in this document and other documents that we have filed with the Securities and Exchange Commission, actual results may be materially different. Factors that could cause actual results to differ from projected results include the risk that sales of the Company's software and services may not develop as expected, that the Company may not be successful in forecasting and meeting clients' demands for its Enterprise Channel Management solution, or that the Company may not develop and deploy its software and services as expected. Factors that could affect the accuracy of assumptions include changes in the economy, market conditions, financial markets, and Company results that exceed or fail to meet Company projections, which as a general policy of the Company, are made publicly available only once per quarter. We encourage you to carefully review and consider the disclosures made in this document, including the section below labeled "Related Business Risks and Assumptions," and in our other reports filed with the SEC to advise you of the factors that may affect our business and the value of an investment in our capital stock.

Company Overview

InfoNow provides Enterprise Channel Management solutions in the form of software and services to Global 2000 companies that sell locally through dealers, distributors, or branches (collectively referred to as channel partners).

Companies that sell through indirect channels face unique business challenges. They need to communicate efficiently with hundreds, or even thousands, of channel partners. They need to understand the unique capabilities of each individual partner and help those partners find and capitalize on sales opportunities. They also need to understand who their end-customers are so they can deliver competitive products and services to meet their customers' needs. Before the days of the Internet, these interactions were cumbersome, inefficient and expensive.

The Internet created exciting new opportunities for channel-focused companies. InfoNow provides software and services to help these companies utilize the Internet to:

     o    effectively manage channel partners worldwide
     o provide partners and end-customers with information about their products and services
     o help end-customers find convenient partner locations where they can purchase their products and services
     o    capture and manage leads through the sales cycle
     o promote and sell a company's branded products and services online, along with the value-added capabilities of their channel partners
     o gain meaningful insights into their customers and the partners serving them.

This, in turn, enables companies to increase revenues, lower operating costs and deliver a significant return on investment.

It is estimated that 70 percent of Global 1000 organizations sell through complex channels. Industry analysts (IDC, The Yankee Group) and financial analysts (Chuck Phillips, Morgan Stanley Dean Witter and Stephen Sigmond, Dain Rauscher Wessels) agree that channel management could represent a multi-billion dollar market opportunity within the next few years.

We believe InfoNow is well positioned to capitalize on this emerging opportunity. We are one of the few public companies focused on enterprise channel management; we have deep channel management experience; and we have one of the most comprehensive solutions available today. We are currently serving a number of Global 2000 clients, including: Apple, Avaya, Compaq and Hewlett-Packard in the high-tech sector; Bank of America, Bank One, Wachovia and Visa in the financial services sector; Federal Express, Kenwood, Maytag, Shell and UPS in the industrial sector; and Schering-Plough in the pharmaceuticals sector. At the end of 2001, we had successfully completed nearly 200 deployments of our Enterprise Channel Management solution, enabling our clients and their channel partners to serve end-customers in more than 150 countries.

In addition, we have built a solid track record of performance for our clients. In 2001, we supported 26.7 million transactions and 645 million Web hits. We have maintained 99.9 percent system availability for each of the past four years, and we've maintained this high service quality while expanding our services to more than 250,000 channel partners around the globe.

The Challenge of Channel Management

In business-to-business commerce it is estimated that more than half of all products and services are sold through indirect sales and distribution channels. Some companies rely on independent channel partners for virtually all of their sales. This creates unique business challenges. InfoNow's Enterprise Channel Management solution helps blue chip companies meet those challenges quickly and cost-effectively. For example:

     o Challenge: Innovation. Creativity is critical to developing new products, reaching new customers, enhancing customer service and improving channel partner performance. InfoNow's software and services can help companies find innovative ways to manage their businesses. Before the Internet, it could take days or even weeks for channel partners to receive and act on sales leads. A study completed just two years ago by Channel Focus North America found that resellers rated over 70 percent of the sales leads that manufacturers sent them as poor to very poor. When asked what percentage of leads they followed up on, resellers responded with an average of only 13 percent.

          Hewlett-Packard. With our opportunity management capability, InfoNow was able to implement a lead referral and management system for Hewlett-Packard (HP) that not only reduced lead distribution time from seven days to five minutes but also helped HP increase its lead closure rate by 400 percent.

     o Challenge: Collaboration between direct and indirect sales channels. Major customers with multiple worldwide locations often buy products and services through a combination of channel partners and direct sales offices. Companies must equip direct sales offices and channel partners so that they can quickly and cost-effectively work together to minimize conflict and effectively meet their end- customers' needs.

          High-Tech Company: InfoNow was able to facilitate this collaborative capability for one of its high-tech clients. The client sells through multiple channels, including a direct sales force, distributors and resellers. They wanted to track sales transactions that went through channel partners so they could appropriately compensate their direct sales force. With InfoNow's Multi-Channel Management Platform and other components, the client is able to match millions of sales transactions that go through hundreds of channel partners to hundreds of thousands of unique businesses. This not only helps our client to effectively manage sales incentive programs, but also gives them exceptional visibility into their direct, distributor, and reseller sales efforts, enabling them to identify key customers and understand critical sales trends.

     o Challenge: Evaluation of program and partner performance. Companies spend millions of dollars on marketing programs to create demand for their products. They need visibility into end-customer behaviors and channel partner effectiveness so they can sharpen their marketing strategies and improve their product development, product planning and sales and marketing programs.

          Avaya: Avaya was looking for a way to increase insight into channel performance. Avaya works with 5,000 U.S. channel partners who resell Avaya's products to the small and medium business (SMB) market. With InfoNow's opportunity management capabilities, Avaya processes approximately 20,000 sales leads a month. Leads are generated from various online and off-line sources (including telemarketing, inside sales, the Internet and more). They are then qualified according to Avaya's business rules and sent immediately to the most qualified Avaya partner. Leads are tracked from inception to close and escalated when and if required. With our solution, Avaya can generate comprehensive reports on how customers find out about Avaya, where leads come from, how many leads are rejected (and why) and how many leads are closed (and by whom). This creates a powerful tool for optimizing return on investment and lead management. Avaya can also conduct online customer feedback surveys to help Avaya evaluate its marketing programs, increase the close rate on sales leads, and improve end-customer satisfaction.


     o Challenge: Speed, scope and cost-management. Markets change constantly, and companies must be able to adjust their strategies and tactics quickly to remain competitive. They must be able to implement quickly, scale globally and do it efficiently and cost-effectively.

          Consumer Goods Manufacturer: One of our clients, a large consumer durables manufacturer, wanted to help end-customers find convenient locations where they could purchase our client's products. Our software and services helped them deliver location and referral information to end-customers via an interactive voice response system. This improved response time to customers and delivered annual savings of approximately $1 million a year versus their historical call center operations.

     o Challenge: Brand recognition and quality customer service. Companies need to reinforce their brands and provide a quality customer experience throughout the entire buying process, from initial customer contacts, through interactions with channel partners, to the final sale (and service) of their products.

          Major Industrial Manufacturer: One of our clients, who relies on channel partners for the majority of their sales, wanted to participate in e-commerce in collaboration with their channel partners. With InfoNow's e-commerce capabilities, end-customers can shop from our client's Web site and fill a standard shopping cart with products. To complete the buying transaction, the shopping cart is seamlessly transferred to the co-branded on-line storefront of the most appropriate local channel partner. The channel partner can offer complementary products and services and benefit from cross-selling and up-selling opportunities. When the customer has selected all of the desired products and services, the channel partner processes the online payment, completes the transaction, and arranges for delivery of the products. So even though the end-customer actually buys from the local channel partner, the customer never loses touch with our client's brand.

     o Challenge: Convenience and accessibility. Today, customers demand a variety of options for gathering information, requesting referrals and purchasing products. Companies must support a wide range of convenient-to-use customer touchpoints, including the Web, customer call centers, interactive voice response systems, phone, facsimile, and wireless devices, such as pagers, wireless application protocol
          (WAP) phones and Personal Digital Assistants (PDAs). And, they must be available to prospective customers around the world 24 hours a day, 365 days a year.

          Visa: Visa has a considerable challenge maintaining consistent and dependable service to customers worldwide. The company's customers are mobile, global and highly demanding. Visa required a solution that integrated easily with wireless devices, facsimiles, interactive voice response systems and the Internet. The system needed to be available to cardholders and partners in 150 countries across four continents and localized for international users. Visa contracted with InfoNow to deliver channel management and interactive Internet-based customer referral systems. With this deployment, InfoNow hosts and maintains Visa's ATM Locator Service representing several hundred thousand of Visa's ATMs around the globe. Now, no matter where they are or what time it is, Visa's customers can access the Visa home page via the Internet, wireless devices or interactive voice response systems, enter an address or cross street location and be referred to the closest U.S. or international Visa ATM or merchant location.

These are just a few examples of how InfoNow helps its clients improve sales and service to end-customers. With our solution, companies can utilize complex networks of channel partners to build and maintain a sustainable competitive advantage.

Sales, Marketing and Alliances

InfoNow targets three market segments: high-tech, financial services and industrial. In mid-2001, we entered a fourth market, pharmaceuticals.

Our marketing objective is to increase the name and brand recognition of InfoNow and its Enterprise Channel Management solution. These initiatives include, but are not limited to, direct e-mail marketing campaigns, production of sales materials, demonstrations of our channel management solutions, public relations, and other promotional efforts. In 2001, we also developed a robust lead generation capability through an outsourced telemarketing service.

Our sales strategy uses a three-pronged approach: sales executives, sales engineers and account managers. Sales executives identify the needs of prospective clients in the United States and abroad. Account representatives then work with sales engineers to determine the optimal application of our software and services to meet identified needs and close sales. Account managers focus on serving existing clients. As of February 2002, InfoNow had a total of 10 quota-carrying sales personnel, including eight full-time equivalent account representatives and two account managers.

Although a direct strategy has been our chief means of making sales, in late 2001 and early 2002 we entered into a number of strategic partnerships to support indirect sales of our software and services.

     o In the third quarter of 2001, InfoNow was accepted into Siebel's alliance program, and we expect to complete the Siebel validation process in mid-2002. We believe this partnership will provide increased exposure for our channel management solution as a powerful extension to existing Customer Relationship Management applications.

     o In November 2001, we entered into a strategic alliance with CCI, formerly Co-Op Communications, which develops and implements technology for administering cooperative marketing and funds management programs. Through the CCI alliance, InfoNow is offering its clients an expanded view of co-op marketing efforts and marketing funds management. Under terms of the agreement, InfoNow will work with CCI to jointly market the new and expanded capabilities.

     o In December 2001, we signed a marketing agreement with Visa International. Under the terms of this agreement, Visa will market components of our channel management solution to its member banks around the globe.

     o In February 2002, InfoNow announced a strategic alliance with Macquarium Intelligent Communications, a leading interactive strategy and development firm. Under a joint marketing and implementation agreement, Macquarium will provide implementation services and deliver InfoNow's channel management solution to its primarily Fortune 1000 clientele.

Customers

The quality and depth of our client base and our client retention rate reflect our position as an accepted and proven channel management solution provider. InfoNow had 52 clients as of December 31, 2001. We serve both domestic and International clients, including five of the largest computer and networking firms and five of the largest commercial banks in North America.

Following is a selected list of clients:

High-Tech                         Financial Services            Industrial
---------                         ------------------            ----------

Adaptec                           ABN AMRO                      Ariens
Apple Computer                    Bank of America               Federal Express
Avaya (formerly part of Lucent)   Bank One                      Kenwood
Compaq                            Citicorp Diners Club          Maytag
Hewlett-Packard                   First Union                   Miller Electric
U S Robotics                      H&R Block                     Shell
                                  Toronto Dominion              Snapper
                                  The Hartford                  Suzuki
                                  Visa International            UPS
                                  Wachovia

In 2001, InfoNow expanded the software and services it provides to approximately 85 percent of its existing customer base, including clients such as Apple, Bank of America, Compaq, Federal Express, Hewlett-Packard, Kenwood, Maytag, Miller Electric, UPS, Visa and Wachovia. Contracts ranged from systems upgrades (such as updating the look and feel of a customer application) valued in the thousands of dollars, to significant enhancements of application functionality that can cost well over one million dollars. In addition, in the second quarter of 2001, InfoNow entered a fourth market, pharmaceuticals, and captured a major new customer, Schering-Plough.

Primarily as the result of these and other client projects, including the significant impact of the three-year $10 million contract we announced in the second quarter of 2001 that produced revenue of $2,468,000 during 2001, InfoNow grew its average trailing-twelve-month revenue per customer 115 percent in 2001, to $269,000 at December 31, 2001 from $125,000 at December 31, 2000. Average trailing-twelve-month revenue per customer excluding the impact of the $10 million contract was $222,000 at December 31, 2001, or 78 percent growth over December 31, 2000.

We were also able to grow our recurring monthly service fees from current and new clients by 38 percent during 2001. These fees, which consist of recurring fees from managed service contracts, increased to $729,000 per month at December 31, 2001 from $528,000 per month at the beginning of 2001. Excluding the impact of the $10 million contract, our recurring monthly service fees decreased by 5 percent to $504,000 per month.

We have a retention rate of nearly 80 percent, based on total contracted service fees from inception of our services in the third quarter of 1996 through December 31, 2001.

During the year ended December 31, 2001, we received approximately 26 percent of total revenues from one customer and approximately 10 percent of total revenues from one other customer. No other customer accounted for more than 10 percent of total revenues. During the year ended December 31, 2000, we received approximately 18 percent of our revenues from one customer and no other customer accounted for more than 10 percent of total revenues.

The InfoNow Enterprise Channel Management Solution

Traditionally, software companies have provided customer relationship management
(CRM) applications, which enable companies with a direct sales model to better serve their end-customers. Or, they have provided partner relationship management (PRM) applications, which help companies manage their distribution networks or channel partners. InfoNow provides a solution that includes traditional partner relationship management, and also enables companies to increase sales and interact with end-customers through their channel partners.

Graphic Omitted

Graphic representation demonstrating that InfoNow's Channel Management Solution drives efficiencies and revenues through sales channels, allowing our customers to provide direct support to both channel partners and end-customers. The graphic representation also distinguishes Enterprise Channel Management from traditional CRM and PRM applications.

InfoNow's Software and Services

In 2001, InfoNow's Enterprise Channel Management solution included the following modules:

     o iChannel Partner Management automates partner-related activities, including recruitment, communications and administration

     o iLocator - helps our clients' end-customers find convenient locations (or channel partners) where they can purchase our clients' products

     o    iLeads - offers closed-loop leads management

     o iCommerce - enables online sales using a co-branded (company and channel partner) Web site

     o iPartner - enables multiple channel partners to collaborate on large deals

     o    iLoyalty - enables direct interaction with the end-customer

These modules were supported by other basic applications, including:

     o iProfile - enables our clients to capture and store rich data on their channel partners

     o iChannel eBusiness Intelligence - enables in-depth reporting on end-customer data, store activity, order flow, lead management, Web traffic and marketing campaign effectiveness

     o Interface options - supports end-customer inquiries received through customer touchpoints across a client's enterprise, including Internet sites, private extranet and intranet sites, interactive voice response systems, wireless application protocol (WAP) cell phones and wireless personal digital assistants, pagers, Palm-specific HTML devices, email and facsimile

     o Geographic coverage - pinpoints partner locations, calculates the location proximity and generates customized maps

     o Multi-language support - offers localized services in 31 countries and 28 languages and dialects

InfoNow also designed and implemented a number of tailored solutions, based on our core capabilities, to solve specific client problems. These are detailed under the Product Development section of this document (page 13).

In 2001, InfoNow also embarked on a project to package and document its software to offer it as generally available (GA) enterprise software. We expect to complete this initiative by the end of 2002. The packaging and documentation of InfoNow's software will better enable InfoNow to offer its software under an enterprise software license model. It will also enable InfoNow-trained partners to co-market and implement the InfoNow solution.

In 2002, InfoNow will offer three suites of software for managing partners, optimizing new business opportunities and facilitating e-commerce. These suites are built on top of a flexible, scalable platform and include InfoNow technologies that have been deployed for our clients in the past. In addition, the company will continue to develop and implement software and services tailored to client needs.

Graphic Omitted

Graphic representation showing InfoNow's Channel Partner Suite, Multi-Channel Opportunity Suite and Multi-Channel E-Commerce Suite on top of our Multi-Channel Management Platform, which interfaces with client enterprise systems, and how InfoNow's professional services are inherent in our Multi-Channel Management Platform.

            InfoNow's Enterprise Software Channel Management Solution

Multi-Channel Management Platform

InfoNow's Multi-Channel Management Platform provides the foundation for all of the Company's channel management software and includes rich profiling capabilities, business intelligence, multiple customer interface options, broad geographic coverage and multi-language support. In addition, the flexible nature of the Platform allows customers to add countries, languages, currencies and commercial features as needed. The Platform also includes capabilities that enable clients to create and maintain a complete online catalog of products and services, manage partner opportunities with advanced business rules, ensure that only authorized personnel are allowed to access a company's data, and continuously monitor system capacity.

Channel Partner Suite

InfoNow's Channel Partner Suite runs on the Platform and includes functionality from iChannel Partner Management to help customers effectively manage channel partner relationships. It includes capabilities that help our clients automate communications and processes with their partners, define and assign partner sales territories, track sales performance, generate reports on partners, enable partners to collaborate (across products and/or geographies) on a complete solution for end-customers, manage compensation across all sales channels, and gain exceptional visibility into end-customer buying patterns.

Currently, this suite provides key capabilities to configure and deliver partner management solutions. The flexibility of the suite makes it easy for InfoNow to partner with other best-in-class companies to provide other capabilities, such as funds management.

Multi-Channel Opportunity Suite

InfoNow's Multi-Channel Opportunity Suite runs on the Platform and includes functionality from iLocator, iLeads, iLoyalty, and iPartner to help turn opportunities into sales. This software enables our clients to help their end-customers find convenient locations (or channel partners) where they can purchase our clients' products, quickly refer sales opportunities to the most appropriate channel partner, manage sales leads from inception to close, ensure that leads are being handled appropriately, conduct end-customer surveys, and determine the effectiveness of marketing campaigns by associating real sales through the channel with the campaign or marketing program that produced the opportunity.

Multi-Channel E-Commerce Suite

InfoNow's Multi-Channel E-Commerce Suite runs on the Platform and includes functionality from our iCommerce offering to enable our clients to launch and maintain e-commerce initiatives with their channel partners. Our clients and their partners can quickly create co-branded on-line catalogs. End-customers can shop from a client's catalog and fill a standard shopping cart with products. Then the shopping cart can be transferred seamlessly to the co-branded on-line storefront of the most appropriate local partner. The channel partner can personalize his on-line site, set his own pricing, offer complementary products and services and benefit from cross-selling and up-selling opportunities. When the customer has selected all the products and services desired, the channel partner processes the online payment, completes the transaction and arranges for delivery of the products.

Services

InfoNow also offers professional services (including strategic consulting, systems integration and training), managed services ( including hosting and managing our software applications for the client) and system management services (including telephone support, a channel partner help desk, and support for third-party applications, as needed).

Product Development

InfoNow delivers one of the most comprehensive channel management solutions available today. We believe our success depends, in part, on our ability to enhance the functionality of our software and services and to develop innovative software and services to meet client needs. Our current research and development efforts are influenced significantly by client requirements and emerging market opportunities. New features typically become available first as a managed service item, which allows hosted clients to exploit the features quickly. After initial deployments, the features may be packaged into general availability releases.

We continually evaluate our software and services to determine what additional capabilities our clients need. We plan to use purchased, internally developed, and partner technologies, software and information assets to enhance our product offerings.

We incurred product development expenses for the years ended December 31, 2001 and 2000 of $1,570,000 and $1,541,000, respectively. These costs are expensed as incurred. The slight increase in product development costs was related to ongoing development of existing solutions and new product offerings.

Product development directions for 2001 focused on the packaging of our service offerings as generally-available software products and the development of several new technologies, currently available for managed service deployments, including:

     o Point of Sale (POS) Processing. This technology allows manufacturers to gain visibility into reported sales running through their indirect sales channels, including statistically accurate views of their end-customers. This high-volume technology is currently analyzing millions of sales transactions per quarter and allocating each sale into a set of categories based on geographic territory, selling partner and end-customer. Information from thousands of channel partners is collected using EDI and Web methods and then analyzed with the goal of tagging each transaction with the proper partner, territory, and end-customer at accuracy levels that allow manufacturer sales representatives to be compensated on sales to end-customers, including those conducted through channel partners. Unique InfoNow algorithms, extensive geographic data assets, and key partnerships that deliver extensive business and demographic assets contribute to the effectiveness of this technology.

     o Web Services Capability. Our Multi-Channel Management Platform provides automated services through HTML and standard web interfaces and can also support a machine-to-machine exchange using XML. This enables InfoNow to quickly and efficiently integrate with client portals and existing IT systems. XML is being used today in automated exchange of data and services with several clients. These XML transactions also form the basis of the emerging Web Services space. While XML-enabled services delivered by InfoNow software already meet many of the existing definitions for Web Services, InfoNow will continue to track the standards that are emerging for Web Services and adapt current technologies to emerging standards as deemed appropriate.

     o Language and Character Set Flexibility. In 2001 InfoNow completed its transition to Unicode as a standard underlying character set for all of its software. Prior to this, InfoNow relied on traditional language character sets. Unicode standards define a macro character set under which nearly all languages and characters can be represented, which enables InfoNow to offer enhanced multi-lingual capabilities. The transition was accompanied by the development of technologies to deliver multi-lingual content either through Unicode or by on-the-fly translation of content to a variety of country-specific character sets including cultural and geographic consideration. This technology was deployed in a multi-lingual partner profiling capability that allows a set of worldwide partners to present themselves to end-customers (and search for each other) in a variety of character sets and languages simultaneously.

Product development directions for 2002 are expected to include:

     o Increasing functionality in our core channel management solution to provide additional features (such as enhanced Web Services support and integration with key portals)
     o    Upgrading technology used in our GIS-based location services
     o Integrating the technologies of best-in-class partners to add functionality to our software (e.g., funds management and new demographic data sources)

Revenue Model and Pricing

The company offers its solutions to clients in two forms. The first (and historical) method utilizes an application service provider (ASP) model. Under this business model we sell the right to use our software for the term of a specific agreement, and we implement and host that solution to meet specific client requirements. The revenue related to the right to use our software is recognized through monthly service fees as services are performed. The implementation fee and related direct costs are deferred and recognized ratably over the longer of the expected customer life or contract term.

The second method of delivering our software and services is via a licensed software and managed services model, sometimes referred to as our license-hosted model. We began offering this model in 2001 and we expect it to be our predominant methodology going forward. Under this model, we sell our clients a perpetual license for our software. They can install our software on their own in-house systems, or InfoNow will host the software and perform related services under a managed services agreement. Under this model, we recognize both license and implementation revenues under Statement of Position 97-2 (SOP 97-2) on a percentage-of-completion basis, and we recognize monthly service fees as earned.

InfoNow's services are generally sold with annual or multi-year contracts. The initial term of these agreements is typically one to three years and they are renewable upon mutual agreement of InfoNow and the client.

A typical contract could include six separate revenue producing components: a software license fee, an implementation fee, a managed service fee, a variable monthly fee, a software maintenance fee, and other fees.

License/Implementation fees:

     o The software license fee applies to all configured application software and related functionality used in the client's application.
     o The implementation fee applies to the configuration of a tailored, client-specific software interface to the system and the design and configuration of client business rules and databases.

Monthly service fees:

     o The managed service fee applies to hosting and provision of the service, any reconfiguration or maintenance on the software necessary during the contract term, as well as performance of routine maintenance to client databases and core systems.
     o The variable monthly fees includes charges for system usage in excess of contracted thresholds.
     o A software maintenance fee (for customers utilizing a licensed-hosted model) includes updates to the client's software.

Other fees:

     o Variable fees included under this heading are pass-through charges for voice recordings, faxes, geocoding, and telecommunications charges.

During the year ended December 31, 2001, InfoNow provided hosting and related services to the majority of InfoNow's ASP and licensed software with managed services customers.

Currently, the combined fees for software and an initial year of service can range from the tens of thousands of dollars for a simple implementation to well in excess of one million dollars for a complex deployment involving multiple solutions across several touch points and geographies. The actual implementation and monthly service fees are determined based on a variety of factors, including the type(s) of service selected, expected implementation time, anticipated and actual transaction volumes, client touch points supported, geographic coverage of the service, and the level of tailoring requested by the client. We may also charge additional transaction fees for some elements of our services depending upon the specific client configuration, such as fax transactions, voice recordings, or dedicated telecommunication lines.

Our revenue model (consisting of both ASP and licensed software with managed services models) provides a base of recurring revenue on which to build the business. During 2001, recurring service fees comprised approximately 50 percent of our total revenue for the year. Currently, client companies pay our fees. However, we plan to sell software and services to channel partners in the future. Pricing of those solutions may be variable, based on the volume of transactions, or fixed, based on activity level.

Managed Services Technology

For both our ASP and licensed software with managed services deployments, client solutions are being hosted in InfoNow's two production server centers. These centers are linked to our clients' Web sites, intranets, extranets, call centers, interactive voice response systems and/or wireless data devices via the Internet and public frame-relay networks.

A suite of application servers comprises the core computing capacity at each of our server centers. These centers are co-located at two separate data center facilities, operated by Inflow Inc. in Denver, Colorado, that maintain redundant high-bandwidth connections to the Internet. These centers are also directly connected into three leading frame-relay providers which are used for connections to client sites requiring greater reliability or circuit isolation than is currently available using public Internet connections. Our systems are designed to operate 24 hours a day, seven days a week. Continuous monitoring of our systems is achieved through automated fault detection software and daily, automated user-interface testing monitored by our operations personnel.

Our managed services deployment is based on a distributed server architecture. This architecture allows efficient load balancing of in high-usage periods and can be scaled to accommodate higher transaction levels incrementally. The modular structure of our system also allows us to quickly tailor the application to changing client needs and simplifies the addition of new features to the system as they are released. We configure the core channel management Platform and Suites into client solutions using Java Server Pages (JSP) and Java for maximum flexibility and expandability. Our three-tier applications architecture provides the security, scalability and configurability required to satisfy our clients' demanding data needs and business rules. Communication with interactive voice response systems and wireless data devices is conducted via specialized interface servers. These interfaces also include the development tools we use to customize our interface to duplicate the look and feel of our clients' site and systems. The separation of the interface tools from the core application servers results in a highly flexible user interface that may be customized or modified quickly, while maintaining the stability and integrity of the core server functions.

Finally, we continue to capture and deliver business intelligence information for all transactions occurring within our systems. This information is the foundation of the business intelligence reports and interactive queries required by our clients. We also create customized business intelligence interfaces to view and gather data for our clients. Our business intelligence framework can generate reports based on any category in the transaction data as well as reports that have categories joined across client objects, such as leads, commerce transactions, referrals and customer information. These reports can also be tailored to evaluate a number of client business processes, such as the success of marketing campaigns based on prospects' profiles. In 2001, the framework has also been extended to deliver data excerpts to client systems for offline analysis.

Intellectual Property

We have a federal trademark registration for the name InfoNow and consider our software, trademark and certain of our information databases, trade secrets, service marks and similar intellectual property to be proprietary.

Over the years InfoNow has developed innovative software to address the unique challenges of channel management. Our software includes applications for partner relationship management, customer and partner profiling, customer partner referrals, lead generation and management, and multi-channel e-commerce. In 2000, we applied for a patent for our proprietary, e-commerce M3 (M cubed) cataloging technology. We are also planning reviews of our technology base in 2002 to identify other ideas, concepts, and inventions that could warrant patent protection.

Company History

InfoNow was incorporated under the laws of the State of Delaware on October 29, 1990, and was initially focused on the sale of software through the use of encrypted CD-ROM technology. The Company went public in 1992. In 1995, we fundamentally changed our business focus and began developing Internet-based Enterprise Channel Management software and services for large corporate clients. As part of that transition, we installed a new senior management team led by Michael Johnson, who became President and Chief Executive Officer in October of 1995. InfoNow is now focused primarily on the sale and provision of Enterprise Channel Management software and services.

In late 1999 and early 2000, InfoNow raised $10 million in additional financing by issuing both convertible preferred securities and common stock. The Company then embarked on an 18-month program to broaden the Company's focus from technology-based development of innovative products and services to aggressive sales and marketing of enterprise-wide channel management solutions. In 2000, the Company invested heavily in building its leadership team, completed the development of an innovative new e-commerce capability, and enhanced its sales and marketing efforts.

In 2001, the Company began to reap the benefits of those investments and delivered year-over-year revenue growth of 94 percent. The company achieved profitability in the third quarter and was cash flow positive in the fourth quarter of 2001. Management believes that InfoNow is well positioned to compete effectively in the growing Enterprise Channel Management market in 2002 and beyond.

Company Management and Employees

InfoNow's leadership team includes executives with 150-plus years of collective leadership experience within leading technology and consulting firms, including Cap Gemini, ICG Communications, Inc./Sybase, J.D. Edwards, McKinsey & Company, Monitor, New Era of Networks, Nortel Networks/Clarify, Price Waterhouse Coopers, Sterling Software, Texas Instruments, TRW and U S WEST.

As of December 31, 2001, we had a total of 114 employees, of which 109 were full-time, including 18 in sales and marketing, 65 in software implementation, system operations, and client support, 14 in product development and 12 in finance, management and administration. The remaining five employees were part-time, temporary employees. We also use independent contractors on an as-needed basis.

Our employees are one of our most important assets. We consider our relations with our employees to be good and have not experienced any interruption of operations as a result of labor disagreements. None of our employees is subject to any collective bargaining agreement.

Competition

We believe the principal competitive factors that will determine success in the market for our software and services are:

     o    functionality and features of the software and services
     o    ability to adapt to specific client needs
     o    reliability and effectiveness of the software and services provided
     o    speed of implementation
     o    level of perceived implementation risk
     o    product reputation based on clients served and client referrals
     o    pricing relative to capabilities offered
     o    quality of customer support
     o ability to develop and maintain strong client relationships and market presence

The market for channel management software and services is at an early stage of development and no single competitor has established a dominant position. We believe that these markets will be highly competitive and characterized by rapidly changing technologies, industry standards, products and customer requirements. As the growth in these markets continues, we expect competition to intensify. We believe that the size and diversity within these markets will allow more than one supplier to provide products and services similar to ours. We are aware of several other providers of software and services which may ultimately compete with our offerings, including:

     o IT departments which elect to develop internal systems at their companies
     o companies with channel management capabilities, such as Click Commerce, Comergent, and HAHT Commerce
     o partner relationship management (PRM) software and service providers, such as Allegis, ChannelWave, OnDemand, Inc., Partnerware, and Webridge
     o customer relationship management (CRM) software companies, such as ONYX, Pivotal, SalesLogix, and Siebel Systems
     o    enterprise software companies such as Oracle, PeopleSoft, and SAP

Barriers to Entry

We believe there are barriers to entry by potential competitors who want to enter the channel management space, including:

     o InfoNow's domain knowledge. We have been focused on channel management since 1995. We began with a standard ASP model, developing custom software applications for Fortune 1000 clients, and over the years we have worked with some of the top companies in the country. That has given us great experience and deep insight into the challenges of maximizing a complex, global business across multiple sales channels. It has also enabled us to develop a powerful Enterprise Channel Management solution that includes innovative applications for customer profiling and referrals, lead generation and management, multi-channel e-commerce, and partner relationship management. The domain knowledge we have developed in channel management would not be easy to duplicate.

     o Patent-pending technology. We have developed complex, patent-pending online cataloging technology to support partner commerce and opportunity management. This many-to-many-to-many (M3)(M cubed) technology was specifically designed to support indirect channels as well as traditional direct approaches.

     o Expertise in financial and high-tech markets. We have achieved good penetration into financial and high-tech market verticals, and we believe we're perceived as experts in that space. We continue to receive good reviews from clients, and we have many long-standing relationships that we can leverage.

     o Unique data assets. We have made significant investments in data assets, including databases, processing techniques and licenses, some exclusive, that would require time and expertise to replicate.

     o Mission critical applications. Given the business-critical nature of our services, the data and transaction information we compile, and the benefits of our relationships with industry-leading companies to enhance future technology development, we believe it would be costly and inconvenient for clients to switch to a competitor.

InfoNow's Business Strategy

Our goal is to be the best-in-class worldwide provider of enterprise channel management software and services to Global 2000 companies and their channel partners. We are entering 2002 with a continuing focus on capturing new customers and growing revenues. Key strategies include:

     o Build/maintain a strong sales organization. We expect to continue efforts to improve our sales and marketing capabilities in 2002.

     o Leverage and expand strategic alliances. We expect to leverage partnerships with Siebel, CCI, Macquarium and Visa International. In addition, we plan to pursue other strategic relationships that should enable us to accelerate the sales, marketing and delivery of our solutions.

     o Capture new customers. Challenging economic conditions in 2001 resulted in a lengthening of the sales cycles, particularly with new customers. Our 2002 focus is to shorten the sales cycle and accelerate the close rate on those deals.

     o Broaden solutions to existing clients. We believe that significant opportunities exist to expand the breadth and depth of the software and services provided to our existing clients. Many of our clients write additional contracts with us nearly every quarter as they begin to capture the benefits of our solution. This success is evidenced by a 115 percent increase in average trailing-twelve-month revenue per customer in 2001 versus 2000. Most of our current clients use only a portion of the software and services that we currently offer, and expansion can be accomplished along many dimensions, depending upon our clients' specific needs, including:

          o the addition of channel management Suites not currently used by the client

          o an increase in the number of prospect touch points to include interactive voice response systems, call centers, WAP phones, Palm-specific HTML devices etc.

          o    expansion of geographic coverage

     o Maintain and extend innovation and technology leadership in enterprise channel management. We intend to offer a more comprehensive set of software and services through internal development efforts and the integration of third-party applications and databases into our systems. Expansion of our technology will be driven by a combination of customer input, broad market opportunity and our knowledge of using the Internet to effectively generate deal flow and deliver competitive e-business services.

     o Build sustainable competitive advantage through information-based assets. We have developed proprietary databases and processing techniques through activities with current clients. We also have negotiated licenses including geographic data for 22 countries covering North America, Western Europe, Australia and portions of South America and the Middle East. We intend to utilize these information assets (as well as other databases we may acquire or build) to enhance our services and maintain a sustainable competitive advantage.

     o Continue to develop and leverage our expertise in Enterprise Channel Management. Our relationships with our clients have allowed us to develop a significant body of knowledge in the application of the e-commerce strategy for channel-focused companies. We intend to maintain strong working relationships with our clients that will allow us to continue to build our knowledge base and provide superior solutions in the future.

     o Continue to expand the scope of our services globally. We intend to extend geographic coverage of our services to address the global adoption of the Internet and to respond to our multinational clients' requests to provide them with a complete solution for their worldwide networks. We believe that international markets present an attractive growth opportunity and a presence in those markets will enhance our long-term competitive position.

          We intend to increase our presence initially though relationships with our current clients and over the long term, through direct sales efforts initiated from both the United States, and possibly from direct sales and support operations located in selected European and Asian markets. We may also form alliances with selected partners to assist in the sales and marketing and localization of our software and services for certain markets.

     o Continue to deliver profitable growth. Our goal is to deliver profitable growth by growing revenues with new and existing customers and maintaining a disciplined approach to cost and cash management.


Item 2. Description of Property
-------------------------------

We lease approximately 26,000 square feet of office space at our headquarters in Denver, Colorado, for our product development, sales, marketing, operations and administrative activities. Two leases make up the total office space. These leases are with unrelated parties and one of these leases terminates on September 30, 2002 at which time we plan to re-negotiate the terms. We believe that the facilities are adequate for our current needs and that suitable additional space can be acquired as needed to accommodate planned growth for the foreseeable future. We did experience damage to our headquarters during 2001, caused by a water line break. Our operations were not adversely impacted by this event.

We maintain redundant data processing center operations, which are housed in two separate facilities in Denver, Colorado, maintained by InFlow, Inc., to provide services to our clients. These facilities have safeguard protections such as a halon fire system, redundant telecommunications access, off-site storage of backups and 24-hour systems maintenance support.


Item 3. Legal Proceedings
-------------------------

From time to time we may be involved in litigation that arises in the normal course of business operations. As of the date of this report, we are not a party to any litigation that we believe could reasonably be expected to have a material adverse effect on our business or results of operations.

In April 2001 we received correspondence from Murex Licensing Corporation asserting that certain technologies employed by the Company infringe on patents owned by Murex. While we are continuing to evaluate Murex's position, at this point we believe that the patent infringement claims asserted in the correspondence from Murex are without merit, and we intend to defend against them vigorously should Murex bring a formal claim or litigation against the Company. Notwithstanding the existence of meritorious defenses, any litigation over the scope and application of patents or similar intellectual property claims could involve significant costs of defense and could involve risks and uncertainties.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of stockholders during the three-month period ended December 31, 2001.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters
----------------------------------------------------------------

The following table sets forth the high and low sales prices of our common stock as quoted on the Nasdaq Smallcap Market for the fiscal periods indicated. InfoNow stock was traded on the OTC Electronic Bulletin Board until April 17, 2000, when our common stock began trading under the symbol "INOW" on the Nasdaq Smallcap Market. The quotations through the date in the table below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. As of March 11, 2002, there were 226 holders of record of our common stock.

                                                          High        Low
                                                          ----        ---
     Year Ended December 31, 2001
     ----------------------------
     First Quarter.....................................  $ 2.50      $ 1.25
     Second Quarter....................................    2.50        0.91
     Third Quarter.....................................    2.75        1.10
     Fourth Quarter....................................    4.49        1.50

     Year Ended December 31, 2000
     ----------------------------
     First Quarter.....................................  $24.13      $ 7.63
     Second Quarter....................................   16.50        4.00
     Third Quarter.....................................    6.56        2.25
     Fourth Quarter....................................    4.63        1.06

We have never declared or paid any cash dividends on our common stock and do not currently anticipate paying any such dividends in the foreseeable future. Our Board of Directors intends to review this policy from time to time after taking into account various factors such as our financial condition, results of operations, current and anticipated cash needs and plans for expansion. The debt facilities described in Part II, Item 6 to Form 10-KSB below and F-12 respectively, prohibit the payment of dividends without the prior consent of the financing institution.


Item 6. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

The following discussion and analysis of the financial condition and results of operations for InfoNow should be read in conjunction with our financial statements and related notes appearing elsewhere in this report. This discussion contains statements that are not historical fact. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our industry and business and include statements about markets for our software and services, planned development of products and anticipated expense and revenue levels. These forward-looking statements contain words such as "anticipate", "believe", "plan", "expect" or similar language. These forward-looking statements are subject to business and economic risks. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of many factors, including those set forth in this discussion and in other documents we have filed with the Securities and Exchange Commission.

General Information and Overview

We provide Enterprise Channel Management solutions in the form of software and services to Global 2000 companies that sell through dealers, distributors, agents, branches or resellers (collectively referred to as channel partners). Our software and services help companies use the power of the Internet to sell to and service end-customers by effectively managing channel partners worldwide, providing partners and end-customers with information about their products and services, connecting end customers with the proper channel partners, capturing and managing leads through the sales cycle, promoting and selling a company's branded products and services online, and gaining meaningful insights into their customers and the partners serving them. This in turn enables companies to increase revenues, lower operating costs and deliver a significant return on investment.

As of December 31, 2001, we had 52 clients versus the 58 we had as of December 31, 2000. Most of our clients are Global 2000 companies with extensive channel partner networks. Our clients include Ariens, Avaya, Bank of America, Compaq, First Union, Hewlett-Packard, Maytag, Miller Electric, a major subsidiary of Illinois Tool Works and Visa.

Our software and services are typically sold through annual or multi-year contracts. The initial term of these contracts is typically one to three years and contracts are renewable upon mutual agreement of InfoNow and the client. A typical contract fee could include six separate revenue producing components: a software license fee, an implementation fee, a recurring managed service fee, a software maintenance fee, a variable monthly fee and other fees.

License/Implementation fees:

     o The software license fee applies to all configured application software and related functionality used in the client's application.
     o The implementation fee applies to the configuration of a tailored, client-specific software interface to the system and the design and configuration of client business rules and databases.

Monthly service fees:

     o The managed service fee applies to hosting and provision of the service, any reconfiguration or maintenance on the software necessary during the contract term, as well as performance of routine maintenance to client databases and core systems.
     o The variable monthly fees includes charges for system usage in excess of contracted thresholds.
     o A software maintenance fee (for customers utilizing a licensed-hosted model) includes updates to the client's software.

Other fees:

     o Variable fees included under this heading are pass-through charges for voice recordings, faxes, geocoding, and telecommunications charges.

Revenue from software maintenance fees, recurring managed service fees and variable monthly fees is recognized as the services are performed. Revenue from software license fees and implementation fees is recognized ratably over either the expected term of the client relationship (for ASP contracts) or the implementation period on a percentage of completion basis (for licensed-hosted contracts). During 2002 we expect to match commission expense with revenues over the term of the contract versus at the time of contract execution. The historical method generally was to recognize commission expense at the time of contract execution with one exception. This change is based on the expected change in commission policy that allows for recovery of commission payments if the client receives a refund.

Effective March 16, 2000, we adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which sets forth SEC guidelines for the recognition of revenue. Prior to our adoption of SAB 101, we recognized revenue from all implementation fees under the percentage-of-completion method based on the achievement of project milestones. The guidelines under SAB 101 require that we recognize revenues from non-license initial implementation fees over the longer of the expected customer life or contract term. In accordance with SAB 101, we also have deferred direct incremental costs related to these deferred revenues. We recorded a charge of $1,188,000 in the first quarter of 2000 to record the net cumulative effect of this change in accounting principle, which consisted of $1,631,000 of deferred revenue net of $443,000 of deferred costs. As of December 31, 2001, the remaining deferred revenue and expense balances associated with the cumulative effect of the accounting change were $200,000 and $83,000, respectively. Current and future implementation (modification) fees related to enhancements of existing non-licensed (i.e. ASP) customer solutions continue to be recognized under the SAB 101 method.

During 2001 we offered our solutions to our customers in two forms. An application service provider (ASP) arrangement and a license-hosting arrangement. Under the license hosting arrangement, implementation fees are recognized percent complete in accordance with SOP 97-2. We also recognize license fees in the same manner as we do not have sufficient history to segment the two. We expect the license hosting model to be the predominant model going forward.

Results of Operations

Comparison of Year Ended December 31, 2001 with Year Ended December 31, 2000

Revenues. Our revenues consist primarily of implementation fees, license fees and monthly service fees from new and existing customers. Total revenues increased by $6,763,000, or 94%, to $13,991,000 for the year ended December 31, 2001 from $7,228,000 for the same period in the previous year. Of the increase in revenues, $2,468,000, or 36%, was the result of one significant contract we secured during the second quarter of 2001. Revenue from this contract was comprised of $1,127,000 in recurring managed service fees, $1,070,000 in implementation fees and $271,000 of license fees. Revenues generated from implementation fees increased by $3,790,000, or 239%, to $5,376,000 from $1,586,000 in the year ended December 31, 2000. Approximately $2,082,000 of the increase in implementation fees was generated by additional products and services sold to existing customers during 2001 and $325,000 of the increase in implementation fees was generated by sales to one new customer during 2001. The remaining $1,383,000 of the increase in implementation fees was primarily attributable to the recognition of revenue on contracts that were deferred under SAB 101. Managed service fees were $7,055,000 in 2001, an increase of $1,724,000, or 32% from $5,331,000 in 2000. Approximately $1,689,000 of this increase is the result of additional products and services sold to existing customers, while $35,000 of the increase was generated by sales to one new customer. Managed service fees comprised 50% of total revenue during the twelve months ended December 31, 2001, compared to 74% during the same period a year earlier. License fees were $1,324,000 in 2001, representing 9% of total revenues. We did not sell licenses in the year 2000, accordingly, the increase over the comparable period last year is $1,324,000. Miscellaneous revenues decreased by $75,000, or 24%, to $236,000 from $311,000. The decrease in other revenues is attributable to a decrease in the number of contracts with charges for voice recordings, faxes, geocoding and telecommunications charges, as well as a reduction in interactive voice response transaction volume.

Cost of Revenues. Our cost of revenues includes technical personnel salaries and related personnel costs, data royalties, depreciation for server equipment, reimbursable expenses such as telecommunications and contract labor related to specific projects, co-location facility fees and other direct costs related to operating our data centers, as well as the recognition of previously deferred implementation expenses. The cost of revenues decreased to 46% of revenues for the year ended December 31, 2001 from 65% of revenues for the year ended December 31, 2000. The decrease is attributable to the hiring of additional technical personnel during the third quarter of 2000 in advance of expected future revenue increases, as well as the fact that we grew our revenues through the sale of licensed software, for which direct costs were low relative to revenue recognized. In 2001, anticipated revenue increases were realized without a proportionate increase in costs. The total cost of revenues over the same period increased by $1,719,000, or 37%. $449,000 of the increase in total cost of revenues is attributable to the recognition of implementation expense on contracts that were deferred under SAB 101. $1,270,000 of the increase in total cost of revenues is a result of creating and expanding an infrastructure for delivering our services, including $904,000 related to the hiring of additional technical personnel to implement and maintain services to our clients. We also experienced a $218,000 increase in costs associated with our data centers as a result of the increase in the sales of our services. These costs include data license royalties and telecommunications charges, as well as depreciation and amortization. The remaining $148,000 increase in costs associated with expanding our infrastructure is primarily attributable to higher reimbursable contract labor and telecommunication costs tied to the growth in our business.

Selling and Marketing Expenses. Selling and marketing expenses consist of sales, pre-sales, marketing and business development personnel costs and related expenses, travel and entertainment expenses, sales commissions, and advertising and promotion costs. These costs decreased to 36% of revenues for the year ended December 31, 2001 from 65% of revenues for the year ended December 31, 2000. The total amount of selling and marketing expenses increased by $283,000, or 6%, to $4,970,000 in 2001 from $4,687,000 in 2000. The change is partially attributable to an $825,000 increase in personnel related costs. Although the number of sales and marketing personnel decreased in 2001, most of the reductions took place during the fourth quarter. Therefore, staffing levels throughout 2001 were greater than in the year 2000. Also contributing to the increase in sales and marketing expenses was a $393,000, or 75%, increase in commissions generated by higher sales levels. The increases in selling and marketing expenses related to personnel and commissions were partially offset by a decrease of $777,000, or 46%, in advertising and promotion costs. This decrease is attributable to significant non-recurring costs in the year 2000 related to improvements in our website and the initiation of a marketing communications program for our products. Advertising and promotion expenses in 2001 consisted primarily of costs associated with our lead generation efforts, trade shows, marketing collateral and public relations consulting. In addition to the reduction in advertising and promotion costs, we also experienced a $158,000 reduction in travel expenses and personnel support costs attributable to successful cost management.

Product Development Expenses. Product development expenses consist of time spent on development not specifically associated with a client contract. To date, product development costs have been comprised primarily of salaries and related costs and subcontracted costs. Historically, a majority of product development expenses have been incurred in conjunction with delivery of our services to customers and were classified in the cost of revenues. Beginning in the second quarter of 2000, we significantly increased expenditures for personnel dedicated to product development in anticipation of future growth. Since that time, personnel levels and related costs have remained relatively constant. However, for the year ended December 31, 2001, product development expenses increased $29,000, or 2%, to $1,570,000 from $1,541,000 for the year ended December 31,
2000. Because the number of product development staff was higher throughout 2001 than in 2000, we experienced a $90,000, or 7%, increase in personnel related costs in 2001. This increase was partially offset by a reduction of $42,000 in contract labor expenses due to the increase in staff, as well as a $19,000 reduction in travel and entertainment costs. Product development costs decreased to 11% of revenue for the year ended December 31, 2001 compared to 21% of revenue for the year ended December 31, 2000. The decrease is attributable to the hiring of additional product development personnel in the second quarter of 2000 in advance of future revenue increases.

General and Administrative Expenses. General and administrative expenses relate to the personnel costs of our executive management, finance, investor relations and other corporate functions, general expenses such as legal and accounting fees, insurance and costs related to our facilities. These costs decreased to 21% of revenues for the year ended December 31, 2001 from 31% of revenues for the year ended December 31, 2000. The total amount of general and administrative costs increased by $648,000, or 29%, to $2,889,000 in 2001, from $2,241,000 in
2000. We experienced a $556,000 increase in personnel related costs as a result of salary increases and bonuses for key personnel, as well as hiring additional corporate staff to handle increased business activity and support business initiatives. Our facilities-related costs increased by approximately $298,000 primarily as a result of the expansion of our office facilities to accommodate growth in the business and the number of employees. The increases in general and administrative costs related to personnel and facilities were partially offset by decreases in investor relations and travel and entertainment expenses of $114,000 and $92,000, respectively, which are attributable to successful cost management.

Provision for Income Tax Expenses. InfoNow has paid no income taxes since its inception and has not recorded a provision for income taxes due to valuation allowances provided against net deferred tax assets, which consist primarily of operating loss carryforwards.

Non-Operating Income. Net non-operating income was $58,000 for the year ended December 31, 2001 compared to $341,000 for the year ended December 31, 2000. The reduction of $283,000 is primarily attributable to lower interest income on cash and cash equivalents. Cash and cash equivalents decreased to $2,259,000 at December 31, 2001 from $4,013,000 at December 31, 2000. See "Liquidity and Capital Resources" below for an explanation of the use of cash and cash equivalents during the period.

Net Loss. Net loss from continuing operations for the twelve months ended December 31, 2001 was $1,786,000 compared to $5,587,000 for the twelve months ended December 31, 2000, a $3,801,000 decrease. This decrease is primarily attributable to a $6,763,000, or 94%, increase in total revenues and a $2,679,000, or 20%, increase in total expenses for the year ended December 31, 2001, compared to the year ended December 31, 2000, as discussed above in this
Item 6.

Liquidity and Capital Resources

InfoNow has financed its operations primarily through the placements of private equity securities and, to a lesser extent, through borrowing and equipment leasing arrangements. We have received a total of approximately $13,800,000 from private offerings and have received an additional $2,511,000 from the exercise of stock options and warrants since we began offering our channel management solutions in 1996. In February 2002 we secured a bank credit facility with both a $1,000,000 revolving line of credit to support future operating needs of the company and a $1,000,000 equipment facility to support future investing needs of the organization. When and/or if we draw on these facilities we will be held to specific affirmative, negative and financial covenants including, but not limited to: minimum Liquidity Covenant, defined as cash held at the credit issuing institution plus accounts receivable divided by the debt held by the credit issuing institution, of 1.5:1.0, rolling three month EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) of at least $60,000 and a monthly pretax loss not to exceed $250,000 for February and March of 2002 and $200,000 for the balance of the 2002. The Bank Credit Facility is incorporated as an Exhibit to this Form 10-KSB.

We had cash and cash equivalents of $2,259,000 at December 31, 2001, compared to $4,013,000 at December 31, 2000. The decrease is primarily associated with operating losses as we increased spending in sales and marketing, among other areas. We also hired additional personnel and incurred capital expenditures to meet our current and projected growth demands.

Net cash used in operating activities during the twelve months ended December 31, 2001 was $1,141,000, compared to net cash used in operating activities of $5,109,000 during the twelve months ended December 31, 2000. This decrease is primarily due to a $3,801,000 decrease in net loss from continuing operations as well as changes in working capital and non-cash charges.

Cash used in investing activities decreased to $559,000 for the year ended December 31, 2001 from $1,655,000 for the year ended December 31, 2000. The cash used in investing activities during the twelve months ended December 31, 2000 was related to the purchase of computer hardware and software for both personnel and our data centers, as well as for leasehold improvements. We increased our production capacity during the first half of 2000 in anticipation of future business growth, which caused cash expenditures related to investing activities to be greater during the year ended December 31, 2000 than during the year ended December 31, 2001.

Net cash used in financing activities for the twelve months ended December 31, 2001 was $54,000, which consisted of $198,000 in principal payments on capital lease obligations, net of $144,000 in proceeds received from the exercise of stock options. Net cash generated from financing activities during the twelve months ended December 31, 2000 was $5,421,000, which included $4,620,000 of cash received from the issuance of common stock, net of $515,000 of offering costs, $689,000 of cash received from the exercise of stock options and warrants, $309,000 of cash received from the issuance of capital leases, and $197,000 of cash payments on debt obligations.

At December 31, 2001, we had accrued bonuses of $380,000, which we expect to pay out during the second quarter of 2002 in the form of cash or stock and not in options.

We believe that our expenditures in sales and marketing will continue to generate new sales equal to, or greater than, our historical experience. In addition, we do not expect that there will be a substantial change in cash inflow provided from our existing managed service fees and that planned expenditures for sales, marketing, capital equipment and administrative costs will not exceed current budgeted amounts. However, variation in the timing of our cash receipts and disbursements can significantly impact our overall cash flow for a given period and there can be no assurance that our current cash balance will be sufficient to fund operations.

If we believe it is advisable, we may seek additional funding to continue our operations. Our ability to successfully complete an offering is dependent on a number of factors. There can be no assurances that we can successfully complete an equity placement, or that a placement can be concluded on the terms and conditions that would be acceptable to us.

The following table summarizes the Company's contractual payments and obligations by period (amounts in thousands):


Contractual Obligations                                   Payment Due by Period
-----------------------                  --------------------------------------------------------
                                                  Less Than                                After
                                         Total     1 year     1-3 years    4 - 5 years    5 years
                                         -----     ------     ---------    -----------    -------
Long-Term Debt                          $    9      $  9           --            --          --

Capital Lease Obligations                  377       143          234            --          --

Operating Leases                           652       322          330            --          --

Unconditional Purchase Obligations          --        --           --            --          --

Other Long-Term Obligations                 --        --           --            --          --

Total Contractual Cash Obligation       $1,038      $474         $564          $ --        $ --


                                       29

Related Business Risks and Assumptions
--------------------------------------

Certain of the statements contained in this report are forward-looking and are subject to business risks and uncertainties. Our actual results may vary materially from these forward-looking statements, which have been made pursuant to the Private Securities Litigation Reform Act of 1995. We intend that such statements be subject to the safe harbor provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following events described below actually occur, our business, financial condition and results of operations would likely suffer. In this case, the market price of our common stock could decline, and you could lose all or part of the money you paid to buy our common stock.

We have a limited operating history and expect to encounter risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets.

We began developing our channel management offerings in 1995, and we completed the implementation of our first contract in July 1996 and introduced our iLeads services in 1998 and our iCommerce services in 2000. Accordingly, we have only a limited operating history upon which to base an evaluation of our business and future prospects. We operate in markets and provide services that have only recently developed and are changing rapidly. Projecting demands and market acceptance for recently introduced products and services is subject to a high level of uncertainty and risk. The market for our services may not develop as expected, or competitive services or products may emerge that will significantly change the demand for our services. As a result, we may not be able to accurately forecast our financial results or the resources required for our operations. Our limited operating history also hinders our ability to forecast transaction load demands on our systems from customers, which may affect our ability to maintain responsiveness of our systems and provide services to new and existing customers. We may be unsuccessful in addressing these risks and, if so, our business and operationg results may be materially adversely affected.

We have a history of losses and may continue to incur operating losses in the future.

We incurred net losses from continuing operations of $5,587,000 in 2000 and $1,786,000 in 2001. Although we have plans to substantially reduce our losses from operations, these plans depend on our ability to control our operating costs, retain our current business and obtain new business from new and existing customers. These continuing losses are a result of expenditures made to develop and market our service offerings as well as to develop an operating infrastructure to deliver our services. Our costs are relatively fixed in the short term. If our assumptions about our revenues or our ability to control operating costs prove to be incorrect, we may not be able to adjust our operating expenses in order to achieve profitability, and we may never achieve profitability.

Our future financial results will depend on many factors, including future economic, market and competitive conditions. These factors are difficult or impossible to predict accurately and many of them are beyond our ability to control. We may be unable to sustain revenue growth and manage our operating, development and marketing costs in order to achieve and sustain profitability.

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

Because our operating results are volatile and difficult to predict, we believe that period-to-period comparisons of our past operating results are not necessarily a good indication of our future performance. A variety of factors can contribute to the fluctuation of our quarterly and annual results, including:

     o significant variations in sales cycles and contract size from customer to customer, which makes it difficult to predict the timing of revenues from period to period;
     o seasonal fluctuations in sales based on customers' budget calendars and purchasing cycles;
     o    our participation in new and rapidly evolving markets;
     o fixed fee pricing of some of our contracts, which subjects us to possible variances in our operating margins;
     o    the timing of large implementations;
     o unexpected delays in the market acceptance or introduction of new or enhanced service introductions;
     o changes in competitors' offerings or pricing and entry of new competition;
     o    changes in our pricing strategy;
     o    changes in key suppliers' terms and conditions;
     o    changes in levels of product development expenditures;
     o    changes in customers' requirements for our products; and
     o    changes in our customers' viability.

Our expense levels are relatively fixed in the short term and are based, in part, on our expectations of future revenues. As a result, any delay in generating or recognizing revenues could cause significant variations in our operating results from period to period and could result in increased operating losses.

Our performance largely depends on sales of our Enterprise Channel Management solution.

Our operating revenues and profits largely depend on the sales and market acceptance of our Enterprise Channel Management solution. We have launched our Multi-Channel Management Platform and expect to launch additional software Suites of these services and these development efforts may not be successful. We anticipate that our current software and service offerings, focused on Enterprise Channel Management solutions, will continue to account for a substantial portion of our revenues for the foreseeable future. We cannot be certain that our services will gain the market acceptance that we expect for a variety of reasons, including:

     o    performance of our services relative to customer expectations;
     o    functionality of our services relative to competitive offerings; and
     o    the level of economic benefit delivered by our services.

We may also experience a decline in the price of, or demand for, our current and planned Enterprise Channel Management solution if our clients delay or cancel purchases of our products or services due to a general downturn in the economy. Our business and financial conditions would be seriously harmed if we were unable to gain the market acceptance we expect.

If we are not able to enhance and develop new capabilities for our service offerings on a timely basis, our competitive position and business will likely suffer.

Our current business plan anticipates that significant amounts of future revenue will be derived from services and product enhancements that either do not exist today or have not been sold in large enough quantities to ensure market acceptance. A significant portion of our success will depend on our ability to design, develop, test, market, sell and support new software and services and enhance our current software services in a timely basis in response to competitive products and the evolving demands of our clients. The Internet services markets are characterized by rapid technological change. New services developed by others based on new and existing technologies could render our services obsolete. We must develop and introduce software enhancements and new services in a timely and cost-effective manner in response to changing market conditions and client requirements. The development of new systems is a complex, expensive and uncertain process requiring technical innovation and the accurate anticipation of technological and markets trends, as well as good management controls over the cost of developing new services. In addition, software enhancements or new services may fail to meet the requirements of the marketplace or achieve market acceptance. We may also experience difficulties that could delay or prevent the successful development and introduction of software enhancements or new services. Our financial and technological resources may not be adequate to develop or market new software and services successfully or respond effectively to technological and competitive challenges.

We depend upon a limited number of customers for our current revenues.

A substantial amount of our revenue comes from a limited number of customers. As of December 31, 2001, we had service contracts with 52 clients. Contracts with individual clients who accounted for more than 10% of our revenues resulted in approximately 18% of our total revenues in 2000 and approximately 36% of our total revenues in 2001. Our service contracts typically have service terms of one to three years, subject in some cases to earlier termination by our clients upon written notice. We currently depend, and expect to depend in the foreseeable future, on the retention of the recurring service revenues from these contracts to finance our operations, to fund a portion of the future development of our services and to market our services to new clients. The loss of one or more major clients would have a negative impact on our business, financial condition and results of operations.

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

Use of the Internet and services that we provide is in an early stage of development. Our success is largely dependent upon acceptance and use of the unique capabilities of the Internet and private intranets to deliver our services. There can be no assurance that commerce over the Internet will continue to expand. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including:

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

We are one of the first companies to market an integrated set of Internet-based Enterprise Channel Management solutions for channel focused companies and their channel partners. We believe that the market for these services is currently fragmented and rapidly evolving. We further believe that this market will become intensely competitive as market acceptance for our services continues to develop. Many of our potential competitors are larger and have substantially greater financial, technical, and marketing resources than we do. This could give them a competitive advantage over us. Also, some competitors and potential competitors offer a broader line of software and services than we do, which may affect current and potential clients' purchasing decisions, especially if clients wish to consolidate their services with a single or limited number of service providers. Increased competition in these markets could force us to reduce prices for our services or result in the introduction of new products or services superior to ours. If we are not able to compete successfully, our business and financial results will likely suffer. Our future performance will be dependent upon our ability to remain competitive with respect to the technical capabilities, customer service capabilities and economic value of the services we offer.

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

We market and sell our services in the United States and internationally, and many of our clients are multinational corporations. We intend to expand the sale of our services in international markets. To date, we have limited experience in marketing our services internationally. Expansion into international markets will subject us to inherent risks, including:

     o    the impact of economic fluctuations outside the United States;
     o greater difficulty in accounts receivable collection and longer collection periods;
     o    expenses associated with tailoring services for foreign countries;
     o difficulties in obtaining adequate geographic and demographic data for our international service offerings;
     o unexpected changes in regulatory requirements, tariffs and other trade barriers;
     o difficulties and costs associated with staffing and managing foreign operations;
     o    political and economic instability;
     o    currency exchange fluctuations;
     o    potentially adverse tax consequences; and
     o    reduced protection for intellectual property outside the United
          States.

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

In order to manage our anticipated growth, we must be able to improve our financial and operational systems on a timely basis.

Our business plans and strategies assume a rapidly increasing market for outsourced e-commerce business solutions and our continued participation in those markets. This planned growth will require us to make significant improvements in our financial and operational systems and procedures. Our business would likely suffer if we are not able to make the changes to our systems and procedures that are needed to accommodate our anticipated growth on a timely basis.

We use technology and databases licensed from third parties. Our business would likely suffer if this technology and data is not accurate or is not updated on a timely basis or if the terms of the licenses were to substantially change or be canceled.

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

We plan to offer more licenses for our products to our clients, which may expose us to new risks in the marketplace.

Our current business plans contemplate that we will provide software licenses to our clients. Previously, we have offered our solutions under an ASP model and a software license with managed services model. Selling under a license only model may expose us to new risks. Our software may not function in the same way as it does in our hosted environment, or clients may lack the proper skills to properly operate the software. As a result, the perception of our products may suffer in the marketplace. We do not believe that any software we currently license or plan to license contains any embedded third-party software that will require a change to any current license arrangements. However, we may need to obtain additional licenses if we discover that third-party software, or derivative works, have been embedded into our licensed products. We cannot assure you that we could obtain such licenses or that such licenses could be obtained on terms and conditions acceptable to us.

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

We may experience significant interruptions in our services due to failure of our data centers, which could seriously harm our business.

Delivery of our services depends upon our ability to protect our data centers against damage from fire, floods, earthquakes, power loss, telecommunications failures and similar events. We carry property insurance in the event of equipment damage. Our system safeguards and insurance may not, however, be adequate to compensate for all losses that may occur from business interruptions. We maintain redundant data processing center operations, which are housed in two separate facilities in Denver, Colorado maintained by InFlow, Inc. to provide services to our clients. However, we still may experience service outages due to multiple failures of systems or area-wide natural disasters, as both sites are located in Denver.

Our business relies on our intellectual property. We have a limited ability to protect our intellectual property rights and could incur substantial costs to enforce our intellectual property rights or defend against claims of third parties for infringement on their intellectual property rights.

Our success depends on our ability to protect our intellectual property rights. We rely on a combination of copyright and trademark law, non-disclosure agreements and contractual provisions in agreements with our clients to establish and maintain proprietary rights in our services and other intellectual property. Additionally, we seek to control access to and distribution of our proprietary software, documentation and other information. These measures can afford only limited protection for our intellectual property, as they do not prevent competitors from independently developing equivalent or superior technologyor unauthorized parties from attempting to copy aspects of our products or to obtain and use information that we regard as proprietary. If we do not adequately protect our intellectual property, our business, financial condition and results of operations will be seriously harmed.

Monitoring and restricting unauthorized use of our proprietary information is difficult. In addition, intellectual property protection may not be available in other countries where our services are sold. If we resort to legal proceedings to enforce our proprietary rights, the proceedings could be burdensome and expensive and could involve a high degree of risk. The unauthorized misappropriation of our technology could have a material adverse effect on our business, financial condition, results of operations and market for our common stock.

We believe that our products, trademarks, service marks and other proprietary rights do not infringe on the intellectual property rights of others. However, third parties may assert infringement claims against us in the future that may lead to litigation. During 2001 Murex Licensing Corporation has alleged that certain technologies employed by the Company infringe on patents owned by Murex. To date, Murex has not brought a formal claim or initiated litigation against the Company regarding this or any other matter. While we are continuing to evaluate Murex's position, based upon the advice of our outside legal counsel, we believe that the patent infringement claims alleged are without merit and we intend to defend against them vigorously should Murex bring a formal claim or litigation against the Company. Notwithstanding the existence of meritorious defenses, any litigation over the scope and application of patents or similar intellectual property claims could involve significant costs of defense and could involve risks and uncertainties. If we litigate to enforce our rights or to defend against an infringement claim, it would be expensive, divert management resources and may not be adequate to protect our business. Additionally, if we were to lose any such litigation, we could be required to pay damages, license fees or royalties to obtain intellectual property rights needed to continue to sell our products and services, or cease sales of the infringing products or redesign or discontinue such products. Royalty or licensing agreements may be unavailable or may be offered on terms unacceptable to us. Delays or interruptions in our services that would have a material adverse impact on our business may occur if we are unable to obtain the necessary licensing or royalty agreements or if we are required to cease sales or redesign our products.

The software and data in our systems used to provide our services might contain undetected errors that may result in product liability or other claims, which may seriously harm our business.

We use highly complex software and data in the systems that deliver our services. Our testing procedures are designed to detect material errors in our data and systems but may not be adequate to detect all errors that may exist. In the event that an error in our systems harms our clients or other third parties, or fails to meet our clients' expectations, the harm to our reputation may diminish market acceptance for our services. We may also be exposed to possible litigation or our clients may withhold payment for our services. We rely on contractual provisions to limit our liabilities for such claims. However, these provisions may not be adequate to protect us from all possible claims. We are not currently aware of any such claims and have had no material claims made against us regarding such matters since our inception. Therefore, we have not established financial reserves for warranty or other similar claims, as we have no history upon which to base these reserves, and we have no product liability or other insurance with which to pay these claims. A product liability or other claim brought against us, even if not successful, would likely be time-consuming and costly. A product liability or other claim could seriously harm our business, financial condition and results of operations.

We may not be able to successfully manage our expansion.

In order to execute our business plan, we must grow significantly. As of December 31, 2000 and 2001, we had a total of 106 and 114 employees, respectively. We expect that the number of our employees will continue to increase for the foreseeable future. We expect that we will need to continue to expand and maintain close coordination among our technical, accounting, finance and sales and marketing organizations. Our inability to manage growth effectively could seriously harm our business, financial condition and results of operations.

Our business could be seriously affected by the privacy concerns of electronic commerce users.

Some of our current services, and other services under development are designed to capture demographic, customer preference and profile information each time a customer visits a Web site or volunteers information in response to survey questions. Privacy concerns may cause visitors to resist providing the personal data necessary to support this profiling capability. More importantly, even the perception of privacy concerns, whether valid or not, may indirectly inhibit market acceptance of our services. In addition, legislative or regulatory requirements may heighten these concerns if Web site users must be notified that the data captured after visiting Web sites may be used by companies to unilaterally direct product promotion and advertising to that user. We are not aware of any such legislation or regulatory requirements currently in effect in the United States. Various other countries and political entities, such as the European Economic Community, have adopted such legislation or regulatory requirements and the United States may adopt similar legislation or regulatory requirements in the future. If customer privacy concerns are not adequately addressed or if restrictive legislation is adopted in the United States, our business, financial condition and results of operations could be seriously harmed.

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

You may have difficulty selling your shares if we are unable to maintain our listing on the Nasdaq SmallCap Market due to our limited trading volume or if our stock becomes subject to the penny stock rules of the Commission.

Our shares are currently listed on the Nasdaq SmallCap Market. This listing is dependent on us maintaining certain minimum listing standards, including, among others, minimum bid price and net tangible assets standards. If we continue to incur losses and cannot maintain the standards for continued listing on the Nasdaq SmallCap Market, our common stock could be subject to delisting. Trading in our common stock would then be conducted in the over-the-counter market on the OTC Bulletin Board, and we would become subject to the penny stock rules maintained by the Commission. These rules impose additional sales practice requirements on broker-dealers before our stock could be sold to the customers of the broker-dealers. The additional sales practice requirements could materially adversely affect the willingness or ability of broker-dealers to sell our common stock. As a result, you may find it more difficult to sell your shares or to obtain accurate quotations as to the price of our shares. In addition, it may be more difficult for us to obtain additional equity financing needed for future expansion of our operations due to the liquidity concerns of potential investors.

Volatility in the price of our common stock may make us the target of securities litigation, which could adversely affect our business.

The price of our common stock has been volatile in the past and may continue to be volatile in the future due to a variety of factors, many of which are beyond our ability to control. Factors affecting the trading price of our common stock include:

     o    responses to period-to-period variations in our results of operations;
     o announcements of new products, services or enhancements by us or our competitors;
     o    technological innovation by us or our competitors;
     o sales of common stock following the expiration of legal or contractual sales restrictions;
     o general market conditions or market conditions specific to the Internet or software industries;
     o Perception of the company by media, industry analysts and via other public forums; and
     o changes in earnings estimates or recommendations by securities analysts, or guidance provided by the company.

Securities class action litigation has often been brought against companies following periods of volatility in the market price of its securities. We may be a target of securities litigation in the future, which could result in substantial costs and diversion of management's attention and resources away from management of the business. These factors may materially adversely affect the market price of our common stock, regardless of our operating performance.

Our management and principal stockholders exercise significant control over InfoNow.

Our officers, directors and principal stockholders own beneficially approximately 34% of our outstanding common stock. As a result, these stockholders acting together are able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company, which could negatively affect our stock price.

We are subject to risks associated with potential acquisitions or investments.

In the past, we have had discussions with companies regarding acquiring or investing in their business, products, services or technology. We do not currently have any plans to make any acquisitions or investments in other companies, but we may do so in the future. If we make an acquisition or major investment in another company, we could have difficulty assimilating the acquired company's operations and personnel. In addition, we could face difficulties integrating any acquired products, services and technologies into our operations, and could experience the loss of key employees or customers of acquired operations. These difficulties could disrupt our on-going business, distract our management and significantly increase our operating expenses. As a result, our business and financial condition could suffer.

Additionally, if we complete one or more significant future acquisitions in which the consideration consists of our stock or other securities, our equity could be significantly diluted. If we complete any significant future acquisitions in which the consideration consists of cash, a substantial portion of our cash available for operations could be depleted. Financing for future acquisitions may not be available on favorable terms, or at all.

We may not be able to raise additional capital if needed in the future, and any future equity offering could result in substantial dilution to existing stockholders.

We may need to raise additional capital in the future in order to obtain working capital for our business, fund more aggressive marketing or product development programs or acquire complementary businesses, technologies or services. Any required additional financing may be unavailable at terms acceptable to us, or amy not be available at all. If we raise additional funds by issuing equity securities, these securities may have rights senior to existing stockholders and existing stockholders may experience significant dilution of their ownership interest. If we are unable to obtain financing when required, we may be unable to fund our expansion, successfully exploit business opportunities, or adequately respond to competitive pressures, which would likely cause harm to our business. There can be no assurances that we will be able to obtain additional financing, if necessary, on terms acceptable to us, if at all.

Our credit facility subjects us to certain covenants that we may be unable to meet.

If we draw on our $2 million credit facility with Silicon Valley Bank we will be required to maintain certain levels of financial performance specified in the financing arrangement. If we are unable to meet these financial requirements, we would become immediately liable for the repayment of the borrowed funds, which would negatively impact our liquidity and could negatively affect our stock price and business operations.

Substantial sales of our common stock could adversely affect our stock price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that those sales could occur in the market. These sales also might make it more difficult for us to sell equity securities in the future at a time and a price that we deem appropriate. There are no restricted sales or lockup agreements for shares held by our officers, directors or principal stockholders.


Item 7. Financial Statements.
-----------------------------

The financial Statements required by this Item 7 are incorporated by reference to pages F-1 through F-19 of this Annual Report on Form 10-KSB.


Item 8. Changes In and Disagreements with Accountants on Accounting Financial Disclosure.
-----------------------------------------------------------------------------

None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

Information with respect to Directors may be found under the caption "Proposal 1 Election of Directors" on pages 4 through 5 of the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 8, 2002, for use at the Annual Meeting of Stockholders to be held May 10, 2002 (the "Proxy Statement"). Information with respect to Executive Officers may be found under the caption "Executive Officers" on pages 6 through 7 of the Proxy Statement. Such information is incorporated herein by reference to the Proxy Statement.


Item 10. Executive Compensation.
--------------------------------

The information in the Proxy Statement set forth under the captions "Executive Compensation" and "Employment Contracts and Termination of Employment and Change in Control Arrangements" on pages 8 through 10 and "Director Compensation" on page 10 is incorporated herein by reference.


Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" on page 2 of the Proxy Statement is incorporated herein by reference.


Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

The information set forth under the caption "Certain Relationships and Related Transactions" on pages 10 through 11 of the Proxy Statement is incorporated herein by reference.

Item 13. Exhibits, List and Reports on Form 8-K
-----------------------------------------------

     (a)  Exhibits

     Included as exhibits are the items listed on the Exhibit Index. The Registrant will furnish a copy of any of the exhibits listed below upon Payment of $5.00 per exhibit to cover the costs to the Registrant of furnishing such exhibit.

     2.2 Stock Purchase Agreement for Common Stock between the Company and Putnam Investors dated March 30, 2000 (H)

     3.1       Certificate of Incorporation of the Company, as amended (A)

     3.1.1 Certificate of Designation, Preferences and Rights of Series B Convertible Participating Preferred Stock of InfoNow Corporation
               (J)

     3.2       Bylaws of the Company, as amended (B)

     4.1 Form of Common Stock certificate for the Company's Common Stock, $.001 par value per share (B)

     4.4       Form of Class C Warrant (C)

     4.5       Form of Series B Convertible Preferred Stock Certificate (J)

     10.14 InfoNow 1990 Stock Option Plan, as amended and restated January 23, 1998 (D).

     10.15     InfoNow 1999 Stock Option Plan (E)

     10.37*    Agreement dated October 23, 1997 between the Company and Michael
               W. Johnson regarding sale of the Company. (F)

     10.38* Letter Agreement between the Company and Michael Basch dated September 21, 1998. (G)

     10.39* Employment Agreement between the Company and Joseph Penta dated September 1, 2000

     10.41* Employment Agreement between the Company and Peter Bryant dated June 14, 2000 (I)

     10.42* Employment Agreement between the Company and Harold Herbst dated February 22, 2001

     10.43 Office Lease between Crescent Real Estate Equities Limited Partnership and InfoNow Corporation dated March 2, 1999. (J)

     10.44 Credit Facility between the Company and Silicon Valley Bank dated February 15, 2002.

     10.45 Employment Agreement between the Company and Michael W. Johnson dated February 26, 2002.

     23.1      Consent of Deloitte & Touche LLP

----------

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

     (B) Incorporated by reference to the Company's Registration Statement 33-43035 on Form S-1 dated February 14, 1992.

     (C) Incorporated by reference to the Company's Post-Effective Amendment No. 2 to Registration Statement No. 33-43035 on Form S-1 dated July 13, 1993.

     (D)  Incorporated by reference to the Company's Proxy Statement filed on
          Schedule 14A relating to the Company's 2000 annual meeting of Stockholders.

     (E)  Incorporated by reference to the Company's Proxy Statement filed on
          Schedule 14A relating to the Company's 2001 annual meeting of Stockholders.

     (F) Incorporated by reference to the Company's current report on Form 8-K dated January 27, 1997.

     (G) Incorporated by reference to the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 1998.

     (H) Incorporated by reference to the Company's report on Form 8-K dated May 2, 2000.

     (I) Incorporated by reference to the Company's quarterly report on Form 10-Q dated June 30, 2000.

     (J) Incorporated by reference to the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 1999.

     *    Denotes management contract or compensatory plan.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, of March 15, 2002.


                               INFONOW CORPORATION


                                          By: /s/ Michael W. Johnson
                                          --------------------------
                                          Michael W. Johnson, CEO



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Title                               Date
---------                     -----                               ----


/s/ Michael W. Johnson        Chairman of the Board and           March 15, 2002
------------------------      Chief Executive Officer
Michael W. Johnson            (Principal Executive Officer)


/s/ Harold R. Herbst          Chief Financial Officer and         March 15, 2002
------------------------      Executive Vice President
Harold R. Herbst              (Principal Financial Officer)


/s/ James L. Medina           Vice President, Controller and      March 15, 2002
------------------------      Treasurer
James L. Medina               (Principal Accounting Officer)


/s/ Allan R. Spies            Director                            March 15, 2002
------------------------
Allan R. Spies


/s/ Duane H. Wentworth        Director                            March 15, 2002
------------------------
Duane H. Wentworth


/s/ Michael D. Basch          Director                            March 15, 2002
------------------------
Michael D. Basch



                                    INFONOW CORPORATION

                               INDEX TO FINANCIAL STATEMENTS



                                                                                       PAGE
                                                                                       ----

Independent Auditors' Report                                                            F-2

Balance Sheet - December 31, 2001                                                       F-3

Statements of Operations - Years Ended December 31, 2001 and 2000                       F-4

Statements of Stockholders' Equity - For the Years Ended December 31, 2001 and 2000     F-5

Statements of Cash Flows - Years Ended December 31, 2001 and 2000                       F-6

Notes to Financial Statements                                                           F-7






                               INFONOW CORPORATION

                          INDEPENDENT AUDITORS' REPORT




Board of Directors
InfoNow Corporation
Denver, Colorado

We have audited the accompanying balance sheet of InfoNow Corporation as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of InfoNow Corporation as of December 31, 2001, and the results of its operations and its cash flows for the years ended
December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.




/s/ DELOITTE & TOUCHE LLP
-------------------------
DELOITTE & TOUCHE LLP

Denver, Colorado
February 15, 2002



                                      INFONOW CORPORATION

                                         BALANCE SHEET
                           (In Thousands, Except Share Information)

                                                                                    DECEMBER 31,
                                                                                        2001
                                            ASSETS                                  -----------
                                            ------

CURRENT ASSETS:
    Cash and cash equivalents                                                        $  2,259
    Restricted cash                                                                        17
    Accounts receivable:
          Billed, net of allowance of $58                                               1,399
          Unbilled                                                                        179
    Deferred implementation costs                                                         175
    Prepaid expenses                                                                      698
                                                                                     --------
         Total current assets                                                           4,727
                                                                                     --------

PROPERTY AND EQUIPMENT, net                                                             1,674

    Non-current deferred implementation costs                                              72
    Other assets and deferred charges                                                      38
                                                                                     --------

TOTAL ASSETS                                                                         $  6,511
                                                                                     ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------

CURRENT LIABILITIES:
    Notes payable and capital leases - current portion                               $    131
    Accounts payable                                                                      384
    Payroll related liabilities                                                           812
    Other liabilities                                                                     124
    Short-term deferred revenues                                                        1,650
                                                                                     --------
         Total current liabilities                                                      3,101

    Notes payable and capital leases, net of current portion                              206
    Long-term deferred revenues                                                           485

COMMITMENTS (Note 6)

STOCKHOLDERS' EQUITY:

    Preferred stock, $.001 par value; 1,962,335 shares authorized:
    Series A Convertible, 213,483 shares authorized, none issued and outstanding.        --
    Series B Convertible Participating Preferred Stock, 800,000 shares authorized,
         250,000 shares issued and outstanding at December 31, 2001,
         liquidation preference of $5,000,000                                            --
    Common stock, $.001 par value; 15,000,000 shares authorized; 8,248,918 issued
         and outstanding,                                                                   8
    Additional paid-in capital                                                         38,993
    Accumulated deficit                                                               (36,282)
                                                                                     --------
         Total stockholders' equity                                                     2,719
                                                                                     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  6,511
                                                                                     ========


                      See notes to the consolidated financial statements.



                               INFONOW CORPORATION
                            STATEMENTS OF OPERATIONS
                  (In Thousands, Except Per Share Information)

                                                          YEARS ENDED DECEMBER 31,
                                                              2001        2000
                                                            --------    --------
REVENUES:

     Implementation and service fees                        $ 12,667    $  7,228
     License fees                                              1,324        --
                                                            --------    --------
                Total revenues                                13,991       7,228
                                                            --------    --------

COST OF REVENUES                                               6,406       4,687
                                                            --------    --------

GROSS MARGIN                                                   7,585       2,541

OPERATING EXPENSES:
    Selling and marketing                                      4,970       4,687
    Product development                                        1,570       1,541
    General and administrative                                 2,889       2,241
                                                            --------    --------
         Total operating expenses                              9,429       8,469
                                                            --------    --------

LOSS FROM OPERATIONS                                          (1,844)     (5,928)

OTHER INCOME (EXPENSE):
    Interest income                                               94         362
    Interest expense                                             (43)        (22)
    Other, net                                                     7           1
                                                            --------    --------
                                                                  58         341
                                                            --------    --------

NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                                     (1,786)     (5,587)

CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                        --        (1,188)
                                                            --------    --------

NET LOSS                                                    $ (1,786)   $ (6,775)
                                                            ========    ========

NET LOSS PER COMMON SHARE:
    Net loss before accounting change                       $   (.22)   $   (.71)
    Cumulative effect of change in accounting
         principle                                              --          (.15)
                                                            --------    --------
NET LOSS PER COMMON SHARE, BASIC AND
    DILUTED                                                 $   (.22)   $   (.86)
                                                            ========    ========

BASIC AND DILUTED WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                                             8,170       7,898
                                                            ========    ========

    Pro forma amounts assuming the change in
    revenue recognition method is applied
    retroactively:
         Net loss                                               --      $ (5,701)
                                                                        --------
         Net loss applicable to common stock                    --      $ (5,701)
                                                                        --------
         Net loss per share                                     --      $   (.72)
                                                                        ========


               See notes to the consolidated financial statements.



                                           INFONOW CORPORATION

                                   STATEMENTS OF STOCKHOLDERS' EQUITY
                             FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                         (In Thousands, Except Share and Per Share Information)


                                      PREFERRED STOCK           COMMON STOCK       ADDITIONAL
                                    --------------------   ---------------------    PAID-IN   ACCUMULATED
                                     SHARES      AMOUNT     SHARES      AMOUNT      CAPITAL     DEFICIT
                                    ---------   --------   ---------   ---------   ---------   ---------

BALANCES, December 31, 1999           250,000   $   --     7,189,183   $       7   $  33,440   $ (27,721)

Common shares issued in exchange
     for warrants                        --         --        47,500        --          --          --
Options and warrants exercised
     and issued for services             --         --       381,126        --           741        --
Common shares issued
     for cash, net of
     offering costs of $515              --         --       526,316           1       4,484        --
Common share issuance costs paid
     in warrants                         --         --          --          --           136        --
Common shares issued for services        --         --         2,119        --            10        --
Net loss                                 --         --          --          --          --        (6,775)
                                    ---------   --------   ---------   ---------   ---------   ---------

BALANCES, December 31, 2000           250,000       --     8,146,244   $       8   $  38,811   $ (34,496)
                                    =========   ========   =========   =========   =========   =========

Common shares issued upon
     exercise of  warrants and
     options                             --         --       102,674        --           144        --
Non-cash compensation expense -
     common stock options                --         --          --          --            34        --
Common stock options issued for
     services                            --         --          --          --             4        --
Net loss                                 --         --          --          --          --        (1,786)
                                    ---------   --------   ---------   ---------   ---------   ---------

BALANCES, December 31, 2001           250,000       --     8,248,918   $       8   $  38,993   $ (36,282)
                                    =========   ========   =========   =========   =========   =========


                           See notes to the consolidated financial statements.



                                 INFONOW CORPORATION
                               STATEMENTS OF CASH FLOWS
                                    (in Thousands)

                                                               YEARS ENDED DECEMBER 31,
                                                               ------------------------
                                                                    2001        2000
                                                                   -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                       $(1,786)   $(6,775)
    Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation and amortization                               1,114        799
         Allowance for bad debt                                          9         49
         Cumulative effect of change in accounting principle          --        1,188
         Expense recognized in connection with stock, option and
             warrant issuances                                          38         63
         Gain on asset disposition                                      (7)      --
         Changes in operating assets and liabilities:
             Restricted cash                                            59       --
             Accounts receivable                                        73       (815)
             Other current assets                                     (356)      (287)
             Other assets and deferred charges                         210        (16)
             Accounts payable                                         (391)      (252)
             Payroll related and other liabilities                     678        113
             Deferred revenue                                         (782)       824
                                                                   -------    -------
         Net cash used in operating activities                      (1,141)    (5,109)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                (580)    (1,655)
    Proceeds from asset disposition                                     21       --
                                                                   -------    -------
         Net cash used in investing activities                        (559)    (1,655)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                        --        4,620
    Proceeds from exercise of options and warrants                     144        689
    Proceeds from capital leases                                      --          309
    Principal payments on debt obligations                            (198)      (197)
                                                                   -------    -------
         Net cash provided by (used in) financing activities           (54)     5,421

NET DECREASE IN CASH AND EQUIVALENTS                                (1,754)    (1,343)

CASH AND EQUIVALENTS, beginning of year                              4,013      5,356
                                                                   -------    -------

CASH AND EQUIVALENTS, end of year                                  $ 2,259    $ 4,013
                                                                   =======    =======

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                         $    42    $    22
                                                                   =======    =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
    Acquisition of equipment through capital leases                $  --      $   302
                                                                   =======    =======
    Warrants issued for private placement                          $  --      $   136
                                                                   =======    =======


                  See notes to the consolidated financial statements.

                                          F-6

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------------------------

     Organization and Business Activity - InfoNow Corporation (the "Company") was incorporated under the laws of the State of Delaware on October 29, 1990. We provide Enterprise Channel Management software and managed services to Global 2000 companies that sell locally through dealers, distributors, resellers or branches, also known as channel partners. The Company's software and services enable large, multi-national companies to utilize the power of the Internet to sell to and service end customers in collaboration with their channel partners.

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

     Capitalization of Computer Software - Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product, at which time such costs are capitalized, subject to expected recoverability. No capitalization of such costs occurred during the years ended December 31, 2001 or 2000. No amortization of such costs was incurred in 2001 or 2000.

     Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," requires costs of internally developed software to be charged to operations as incurred until certain capitalization criteria are met. We capitalized $11,000 in costs and amortized $69,000 for the year ended December 31, 2001. We capitalized $201,000 in costs and amortized $8,000 for the year ended December 31, 2000.

     Revenue Recognition - The company offers its software and managed services to clients in two forms. The first (and historical) method utilizes an application service provider (ASP) model. Under this business model the Company sells the right to use its software for the term of a specific agreement, and it implements and hosts that solution to meet specific client requirements. The revenue related to the right to use the Company's software is recognized through monthly service fees as services are performed. The implementation fee is deferred and recognized ratably over the longer of the expected customer life or contract term. During 2001, implementation fees of $386,000 were deferred, of which $221,000 was recognized in 2001. During 2000, implementation fees of $1,707,000 were deferred, of which $197,000 was recognized in 2000.

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


     The second method of delivering our software and services is via a licensedsoftwarewithmanagedservices model, sometimes referred to as the license-hosted model. The Company began offering this model in 2001. Under this model, the Company sells clients a perpetual license for its software. They can install the software on their own in-house systems, or InfoNow will host the software and perform related services for them under a managed services agreement. Under this model, the Company recognizes both license and implementation revenues under Statement of Position 97-2 (SOP 97-2) on a percentage-of-completion basis, and it recognizes monthly service fees as earned. For certain projects, the Company invoices for work yet to be performed. Cash received from pre-billings prior to the recognition of revenue was $706,000 at December 31, 2001 and is reflected as deferred revenues in the accompanying balance sheet. Losses are recognized immediately if projected direct costs exceed anticipated revenues.

     New Accounting Pronouncements - Effective March 16, 2000, the Company changed its method of accounting for implementation fees to deferring non-license initial implementation fees related to service contracts over the expected term of the customer relationship. Prior to this change in accounting principle, the Company recognized revenue from non-license initial implementation fees using the percentage-of-completion method as the implementation was completed. This change in accounting principle is based on guidance provided in the Securities and Exchange Commission (the "SEC") Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, ("SAB 101") and Emerging Issues Task Force ("EITF") 00-3, "Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware." As a result of this change in accounting principle, the Company recorded a charge of $1,188,000 as the cumulative effect of the change in accounting principle consisting of $1,631,000 in net deferred revenues and $443,000 in net deferred implementation costs. During 2001 and 2000, $820,000 and $611,000 of deferred revenues, and $206,000 and $154,000 of net deferred costs from the cumulative effect were recognized, respectively. As of December 31, 2001, the remaining deferred revenue and expense associated with the cumulative effect of the accounting change were $200,000 and $83,000, respectively.

     In July 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. The provisions of SFAS No. 141 had no impact on the Company's financial statements. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain indefinite life intangibles. Under a non-amortization approach, goodwill and certain indefinite life intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of SFAS No. 142 are required to be applied in the Company's fiscal year beginning in 2002, but management does not believe the provisions will have a material impact on the Company's financial statements.

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

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


     In June 1998 SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued which, as amended, was effective for all fiscal years beginning after June 15, 1999. SFAS No. 133 provides new standards for the identification, recognition and measurement of derivative financial instruments, including embedded derivatives. Historically the Company has not entered into speculative derivative contracts. Although the Company's preferred stock includes conversion features that are considered to be embedded derivatives, accounting for those instruments is not affected by SFAS No. 133. The adoption of SFAS No. 133 on January 1, 2001 did not result in a transition adjustment in the financial statements.

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

     Stock Compensation Expense - The Company records its stock compensation expense in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 specifies a fair value based method to measure compensation cost of issued stock options and similar instruments issued using a Black-Scholes model or other comparable method. However, the Company has elected an option under SFAS No. 123 that allows a Company to continue to recognize compensation cost for employees in accordance with the guidance in APB No. 25 and disclose the pro forma results of operations as if SFAS No. 123 had been applied to the financial statements. Transactions in which the Company issues stock options or other equity instruments to acquire goods or services from non-employees are accounted for in accordance with SFAS No. 123. The Company accounts for stock compensation for employees via the intrinsic value method and for non-employees via the fair value method.

     At December 31, 2001, the Company had accrued bonuses of $380,000, which it expects to pay out during the second quarter of 2002 in the form of cash or stock and not in options.

     Net Loss Per Common Share - The loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share (EPS). Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for 2001 and 2000 because the Company had losses from operations and therefore, the effect of all potential common stocks was anti-dilutive.

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


     Stock options, warrants outstanding and their equivalents are included in diluted earnings per share computations through the "treasury stock method" unless they are antidilutive. Convertible securities are included in diluted earnings per share computations through the "if converted" method unless they are antidilutive. Common share equivalents are excluded from the computations in loss periods, as their effect would be antidilutive. For the years ended December 31, 2001 and 2000 approximately 1.4 million and 2.8 million equivalent dilutive securities (primarily convertible preferred shares and common stock options), have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations as they are antidilutive.

     Reclassifications - Certain amounts in the prior year financial statements have been reclassified to conform with the current year classifications.

     401(k) Plan - In 1996, the Company adopted a defined contribution plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible for participation in the 401(k) Plan and may contribute up to 15%, or to a maximum of $10,500 per calendar year, of their compensation. No contributions were made by the Company to the 401(k) Plan for the years ending December 31, 2001 and 2000.

     Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are accounts receivable. The Company's customers are primarily large multi-national entities located throughout the U.S. The Company grants credit, generally without collateral, to these customers under specific contractual terms. The Company has not experienced any material losses related to its accounts receivable to date.

     During the year ended December 31, 2001, the Company received 26% of its revenue from one customer, or approximately $3,700,000, and 10% of its revenue from another customer, or approximately $1,400,000. As of December 31, 2001, one customer accounted for approximately 31%, or $447,000, of the Company's accounts receivable balance and another customer accounted for approximately 24%, or $347,000 of the Company's accounts receivable balance. During the year ended December 31, 2000, the Company received 18% of its revenues from one client, or approximately $1,300,000, and no other customers accounted for more than 10% of revenue.

     Segment Information - The Company operates in a single reportable segment and all revenues from customers are primarily from the sale of our Enterprise Channel Management software and services.

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


2.   PROPERTY AND EQUIPMENT:
     -----------------------

     Property and equipment consist of the following (in thousands):
     ---------------------------------------------------------------

                                                                 December 31,
                                                                    2001
                                                                   -------

     Computer equipment                                            $ 3,485
     Furniture and fixtures                                            394
     Leasehold Improvements                                            229
     Computer software                                                 944
                                                                   -------
                                                                     5,052
     Less accumulated depreciation and amortization                 (3,378)
                                                                   -------

     Property and equipment, net                                   $ 1,674
                                                                   =======


3.   LONG-TERM DEBT AND CAPITAL LEASES:
     ----------------------------------

     Long-Term Debt and Capital Leases consist of the following (in thousands):
     --------------------------------------------------------------------------

                                                                   December 31,
                                                                      2001
                                                                    ---------
     Capital lease obligations bearing interest from 5.87% to
     12.8% due in monthly installments ranging from $1,567 to
     $6,489, maturing on dates ranging from September 2002 to
     October 2005, collateralized by equipment.                     $     328

     Note payable to individual bearing interest at 6.0%, due in six equal monthly installments beginning in the month
     following the first quarter in which the Company reports net
     income of $100,000 or greater.                                         9
                                                                    ---------
                                                                          337

     Less current portion                                                (131)
                                                                    ---------

     Long-term portion                                              $     206
                                                                    =========

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


     Maturities of Capital Leases:
     -----------------------------

     Included in the cost of property and equipment are assets obtained through capital leases. The following is a summary of assets under capital lease as of December 31, 2001 (in thousands):



          Furniture and Fixtures                                $ 209
          Computer Equipment                                      555
          Less accumulated depreciation                          (408)
                                                                -----

          Total                                                 $ 356
                                                                =====

     Depreciation and amortization expense related to property and equipment under capital lease was $209,839 and $131,069 for the years ended December 31, 2001 and 2000, respectively.

     The capital leases are collateralized by the leased assets and are due in minimum monthly payments totaling $13,576, including interest at imputed rates ranging from 5.87% to 12.8%. Interest expense related to capital leases for the year ended December 31, 2001, was approximately $42,300.

     At December 31, 2001, future payments under the capital lease obligations are as follows (in thousands):
     -------------------------------------------------------------------------

          Year Ended December 31,
          -----------------------

          2002                                                  $     143
          2003                                                        112
          2004                                                         74
          2005                                                         48
          2006                                                          -
                                                                ---------
                                                                      377

          Less amount related to interest                             (49)
                                                                ---------
                                                                      328
          Less current portion                                       (122)
                                                                ---------
          Long term  portion                                    $     206
                                                                =========


     In February 2002 the Company secured a bank facility with both a $1,000,000 revolving line of credit to support future operating needs of the Company and a $1,000,000 equipment facility to support future investing needs of the organization. When and/or if the Company draws on these facilities it will be held to specific affirmative, negative and financial covenants including, but not limited to: minimum adjusted quick ratio of 1.5:1.0, rolling three month EBITDA of at least $60,000 and a monthly pretax loss not to exceed $250,000 for February and March of 2002 and $200,000 for the balance of the 2002.

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


4.   STOCKHOLDERS' EQUITY:
     ---------------------

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

                                                      December 31,
                                                   ------------------
                                                   2001          2000
                                                   ----         ----
                                        (In thousands, except per share amounts)
          Net loss
               As reported                      $  (1,786)    $  (6,775)
               Pro forma                           (5,169)      (10,444)

          Basic and diluted earnings per share
               As reported                      $    (.22)    $    (.86)
               Pro forma                             (.63)        (1.32)


     The fair value of each grant was determined using the Black-Scholes option pricing model with the following assumptions used for grants for 2001 and 2000: (1) risk-free interest rate of 4.46% in 2001 and 5.30% in 2000; (2)
     no expected dividend yield; (3) expected lives of 5 to 10 years, and (4) assumed volatility of approximately 125% in 2001 and 186% in 2000 .

     Stock Option Plans - The Company has two Stock Option Plans to provide directors, officers and other key employees options to purchase shares of the Company's common stock, the 1990 Stock Option Plan (the "1990 Plan") and the 1999 Stock Option Plan (the "1999 Plan"). There are 2,200,000 and 2,800,000 shares reserved for issuance under the 1990 Plan and 1999 Plan, respectively. As of December 31, 2001, zero and 486,486 shares were available for grant under the 1990 Plan and 1999 Plan, respectively. Under the terms of the plans, the Board of Directors may grant officers and key employees either "non-qualified" or "incentive stock options" as defined by the Internal Revenue Service code and regulations and may grant non-qualified options to non-employee directors. Under the terms of the plans, the purchase price of the shares subject to an option will be the fair market value of the Company's common stock on the date the option is granted. If the grantee owns more than 10% of the total combined voting power or value of all classes of stock on the date of grant, the purchase price shall be at least 110% of the fair market value at the date of grant and the exercise term shall be up to five years from the date of grant. All other options granted under the 1990 Plan are exercisable up to 10 years from the date of the grant. Options issued under the plans generally vest over a three-year period.

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


     A summary of the status of the Company's stock option plans as of December 31, 2001 and 2000 and changes during the years ended on those dates is presented below:

                                                                Weighted
                                             Shares Under        Average
                                                Option        Exercise Price
                                                ------        --------------

          Balance, December 31, 1999           3,085,399          $ 2.99

                  Granted                      1,026,700            6.21
                  Exercised                     (372,608)           1.82
                  Canceled                      (418,243)           5.67
                                               ---------
          Balance, December 31, 2000           3,321,248            3.77

                  Granted                      1,065,230            1.79
                  Exercised                     (102,674)           1.39
                  Canceled                      (535,159)           4.64
                                               ---------
          Balance, December 31, 2001           3,748,645          $ 3.15


     Shares exercisable in the plans were 2,624,651 and 2,183,234 for the years ended 2001 and 2000, respectively. The weighted-average fair value of each option granted in 2001 and 2000 was $1.46 and $5.84 per share, respectively.

     The following table summarizes information about fixed stock options outstanding at December 31, 2001:

                       Options Outstanding                 Options Exercisable
                     ------------------------             ----------------------
                                   Weighted
                                    Average     Weighted                Weighted
      Range of                     Remaining    Average                 Average
      Exercise          Number    Contractual   Exercise    Number      Exercise
       Prices        Outstanding     Life        Price    Exercisable     Price
      --------       -----------  -----------   --------  -----------   --------

   $0.55 to $.97        154,000       6.3        $0.83      154,000       $0.83
   $1.00 to $1.98     1,985,381       5.0         1.52    1,338,859        1.47
   $2.11 to $2.56       397,485       4.2         2.32      141,152        2.32
   $3.03 to $3.97       167,056       3.2         3.84      112,112        3.85
   $4.10 to $8.94       951,223       2.7         6.19      820,625        6.11
   $11.44 to $16.19      93,500       3.1        12.87       57,903       12.84
                      ---------                           ---------

   $0.55 to $16.19    3,748,645       4.3        $3.15    2,624,651       $3.28
                      =========                           =========

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


     In 2000, the Company issued warrants to purchase 125,000 shares of the Company's common stock as part of an agreement for compensation for investor relations consulting. The Company expensed $45,000 related to the issuance of these warrants during the year ended December 31, 2000 in accordance with SFAS No. 123.

     Stock Warrants - A summary of the status of the Company's warrants as of December 31, 2001 and 2000 and changes during the years ended on those dates is presented below:

                                                                Weighted
                                             Shares Under       Average
                                               Warrant       Exercise Price
                                               -------       --------------
          Balance, December 31, 1999           294,363            3.27

                  Granted                      135,526            2.66
                  Exercised                     (8,500)           1.30
                  Canceled                    (200,002)           3.32
                                               -------
          Balance, December 31, 2000           221,387            2.71

                  Granted                            -            -
                  Exercised                          -            -
                  Canceled                           -            -
                                               -------
          Balance, December 31, 2001           221,387            2.71


     Warrants exercisable were 221,387 and 96,389 for the years ended December 31, 2001 and 2000, respectively.

     The following table summarizes information about warrants outstanding and exercisable at December 31, 2001:

                                                 Weighted
                                                 Average     Weighted
                                Number          Remaining    Average
             Exercise        Outstanding at    Contractual   Exercise
              Prices          December 31          Life       Price
              ------          -----------          ----       -----

          $        1.36          25,000             4.0      $  1.36
                   2.00         100,000             4.0         2.00
                   3.00          75,000             1.0         3.00
                   3.68           8,500             3.8         3.68
                   4.25           2,361             3.6         4.25
                   9.50          10,526             3.2         9.50
                                -------

          $ 1.36 to 9.50        221,387             2.9      $  2.71
                                =======

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


5.   INCOME TAXES:
     -------------

     The significant components of the net deferred tax asset at December 31, 2001 consist of the following (in thousands):

          Deferred Tax Assets
             Net operating loss carryforwards                 $ 4,373
             Deferred Set Up & Implementation                     428
             Other Accruals                                       428
                                                              -------
                 Total deferred tax assets                      5,229
          Deferred Tax Liabilities                               --
                                                              -------
          Net Deferred Tax Assets                               5,229
          Valuation allowance                                  (5,229)
          Net Asset                                           $  --
                                                              =======


     Income tax expenses differed from the amounts computed by applying the U.S. Federal and State income tax rates to loss before income taxes as a result of the following:

                                                    2001        2000
                                                    ----        ----

          Federal Tax "expected" benefit             (607)     (2,304)
          State Tax "expected" benefit                (56)       (213)
          Permanent Items                              21        (120)
          Other                                       (42)        (59)
          Valuation Allowance                         684       2,696
                                                   ------      ------
          Income Tax Benefit                         --          --
                                                   ======      ======


     The benefits of the Company's net operating loss carryforwards as of December 31, 2001 and 2000, do not satisfy the realization criteria set forth in SFAS No. 109 and accordingly, the Company has recorded a valuation allowance for the entire net deferred tax asset. The valuation allowance increased by $683,835 in 2001 and $2,696,363 in 2000, due to the increase in the net operating loss carryforward.

     Because the Company experienced a significant change in control and substantially changed its business on May 22, 1995 as described in Note 1, the Company believes that, under current tax regulations, the utilization of tax loss carryforwards will be limited to loss carryforwards generated after May 23, 1995, which amounted to approximately $11,644,098 as of December 31, 2001.

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


6.   COMMITMENTS:
     ------------

     Operating Lease Commitments - The Company has non-cancelable leases for its facilities and certain office equipment. Following is a summary of future lease commitments at December 31, 2001 (in thousands):


          Year Ended December 31,
          -----------------------

          2002                                            $  322
          2003                                               218
          2004                                               112
                                                          ------

                                                          $  652
                                                          ======


     Rent expense related to operating leases was $363,000 and $259,000 for the years ended December 31, 2001 and 2000, respectively.

     The Company leases approximately 26,000 square feet of office space under two leases at an average rate of approximately $14.00 per square foot in 2001. The leases are with unrelated parties and one of the leases terminates on September 30, 2002, at which time the Company plans to re-negotiate the terms.

     From time to time the Company may be involved in litigation that arises in the normal course of business operations. As of the date of this report, the Company is not a party to any litigation that it believes could reasonably be expected to have a material adverse effect on the business or results of operations.

     The Company has received correspondence from Murex Licensing Corporation asserting that certain technologies employed by the Company infringe on patents owned by Murex. While the Company is continuing to evaluate Murex's position, at this point it believes that the patent infringement claims asserted in the correspondence from Murex are without merit, and the Company intends to defend against them vigorously should Murex bring a formal claim or litigation against the Company. Notwithstanding the existence of meritorious defenses, any litigation over the scope and application of patents or similar intellectual property claims could involve significant costs of defense and could involve risks and uncertainties.



                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


7.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
     ----------------------------------------------

                                             (In Thousands, Except Per Share Information)
                                                          2001 Quarter Ended
                                       --------------------------------------------------------
                                       March 31      June 30      September 30      December 31
                                       --------      -------      ------------      -----------
Revenues                               $ 2,487       $ 3,466         $ 3,951          $ 4,087
Gross Margin                               952         1,920           2,423            2,290

Net Income (Loss)                      $(1,483)      $  (631)        $    50          $   278
                                       =======       =======         =======          =======

Basic earnings per common share        $ (0.18)      $ (0.08)        $  0.01          $  0.03
                                       =======       =======         =======          =======

Fully diluted earnings per
  common share                         $ (0.18)      $ (0.08)        $  0.01          $  0.03
                                       =======       =======         =======          =======


                                                           2000 Quarter Ended
                                     -------------------------------------------------------------
                                     March 31 (2)  June 30 (2)   September 30 (2)  December 31 (2)
                                     ------------  -----------   ----------------  ---------------

Revenues                               $ 1,805       $ 1,626         $ 1,799          $ 1,998
Gross Margin                               756           597             551              636
Net loss before cumulative effect
 of change in accounting principle        (745)       (1,682)         (1,525)          (1,635)
Cumulative effect of change in
 accounting principle (1)               (1,188)         --              --               --
                                       -------       -------         -------          -------
Net loss                               $(1,933)      $(1,682)        $(1,525)         $(1,635)
                                       =======       =======         =======          =======

Loss per common share:
 Before cumulative change in
  accounting principle                 $ (0.10)      $ (0.21)        $ (0.19)         $ (0.20)
 Cumulative change in accounting
   principle                             (0.15)         --              --               --
                                       -------       -------         -------          -------
 Basic and diluted earnings per
  common share                         $ (0.25)      $ (0.21)        $ (0.19)         $ (0.20)
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



                                      F-19

                                  EXHIBIT INDEX

     Exhibit
     Number    Description
     ------    -----------

     2.2 Stock Purchase Agreement for Common Stock between the Company and Putnam Investors dated March 30, 2000 (H)

     3.1       Certificate of Incorporation of the Company, as amended (A)

     3.1.1 Certificate of Designation, Preferences and Rights of Series B Convertible Participating Preferred Stock of InfoNow Corporation
               (J)

     3.2       Bylaws of the Company, as amended (B)

     4.1 Form of Common Stock certificate for the Company's Common Stock, $.001 par value per share (B)

     4.4       Form of Class C Warrant (C)

     4.5       Form of Series B Convertible Preferred Stock Certificate (J)

     10.14 InfoNow 1990 Stock Option Plan, as amended and restated January 23, 1998 (D).

     10.15     InfoNow 1999 Stock Option Plan (E)

     10.37*    Agreement dated October 23, 1997 between the Company and Michael
               W. Johnson regarding sale of the Company. (F)

     10.38* Letter Agreement between the Company and Michael Basch dated September 21, 1998. (H)

     10.39* Employment Agreement between the Company and Joseph Penta dated September 1, 2000

     10.41* Employment Agreement between the Company and Peter Bryant dated June 14, 2000 (I)

     10.42* Employment Agreement between the Company and Harold Herbst dated February 22, 2001

     10.43 Office Lease between Crescent Real Estate Equities Limited Partnership and InfoNow Corporation dated March 2, 1999. (J)

     10.44 Credit Facility between the Company and Silicon Valley Bank dated February 15, 2002.

     10.45 Employment Agreement between the Company and Michael W. Johnson dated February 26, 2002.

     23.1      Consent of Deloitte & Touche LLP

----------

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

     (B) Incorporated by reference to the Company's Registration Statement 33-43035 on Form S-1 dated February 14, 1992.

     (C) Incorporated by reference to the Company's Post-Effective Amendment No. 2 to Registration Statement No. 33-43035 on Form S-1 dated July 13, 1993.

     (D)  Incorporated by reference to the Company's Proxy Statement filed on
          Schedule 14A relating to the Company's 2000 annual meeting of Stockholders.

     (E)  Incorporated by reference to the Company's Proxy Statement filed on
          Schedule 14A relating to the Company's 2001 annual meeting of Stockholders.

     (F) Incorporated by reference to the Company's current report on Form 8-K dated January 27, 1997.

     (G) Incorporated by reference to the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 1998.

     (H) Incorporated by reference to the Company's report on Form 8-K dated May 2, 2000.

     (I) Incorporated by reference to the Company's quarterly report on Form 10-Q dated June 30, 2000.

     (J) Incorporated by reference to the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 1999.

     *    Denotes management contract or compensatory plan.