Form 10QSB
period 2002-03-31
INFONOW CORP /
filed 2002-05-14
CIK 879684

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

/ /   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

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

                                  303-293-0212
                                  ------------
                           (Issuer's telephone number)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X       No
                                   ---         ---

As of May 14, 2002, there were 8,361,162 shares of the Issuer's common stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes      No  X
                                                                  ---     ---

                               INFONOW CORPORATION

                                      INDEX

                                                                       Page No.
                                                                       -------
                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Unaudited Balance Sheet - March 31, 2002.........................3

          Unaudited Statements of Operations - For the Three Months
            Ended March 31, 2002 and March 31, 2001........................4

          Unaudited Statements of Cash Flows - For the Three Months
            Ended March 31, 2002 and March 31, 2001........................5

          Notes to Unaudited Financial Statements..........................6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......10


                       PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K................................18

          SIGNATURES......................................................19

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  Financial Statements
-------  --------------------

                               INFONOW CORPORATION
                                  BALANCE SHEET
                    (In Thousands, Except Share Information)
                                   (Unaudited)

                                                                          MARCH 31,
                                                                            2002
                                                                          --------
                                        ASSETS
                                        ------
CURRENT ASSETS:
    Cash and cash equivalents                                             $  2,551
    Accounts receivable:
          Billed, net of allowance of $34                                    1,330
          Unbilled                                                             130
    Deferred implementation costs                                              143
    Prepaid expenses                                                           515
                                                                          --------
         Total current assets                                                4,669
                                                                          --------

PROPERTY AND EQUIPMENT, net                                                  1,452

    Non-current deferred implementation costs                                   51
    Other assets and deferred charges                                           39
                                                                          --------

TOTAL ASSETS                                                              $  6,211
                                                                          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
    Notes payable and capital leases - current portion                    $    127
    Accounts payable                                                           476
    Payroll related liabilities                                                678
    Other liabilities                                                          104
    Short-term deferred revenues                                             1,705
                                                                          --------
         Total current liabilities                                           3,090

    Notes payable and capital leases, net of current portion                   206
    Long-term deferred revenues                                                415

COMMITMENTS (Note 2)

STOCKHOLDERS' EQUITY:
       Preferred stock, $.001 par value; 1,962,335 shares authorized:
       Series A Convertible, 213,483 shares authorized,
         none issued and outstanding                                          --
       Series B Convertible Participating Preferred Stock,
         800,000 shares authorized, 250,000 shares issued
         and outstanding at March 31, 2002,
         liquidation preference of $5,000,000                                 --
       Common stock, $.001 par value; 15,000,000
         shares authorized; 8,349,018 issued
         and outstanding at March 31, 2002                                       9
       Additional paid-in capital                                           39,144
       Accumulated deficit                                                 (36,653)
                                                                          --------
         Total stockholders' equity                                          2,500
                                                                          --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $  6,211
                                                                          ========

                  See notes to the unaudited financial statements.






                                   INFONOW CORPORATION
                                STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Information)
                                       (Unaudited)



                                                      THREE MONTHS ENDED MARCH 31,
                                                     2002                     2001
                                                    -------                  -------

REVENUES:
     Implementation and service fees                $ 3,100                  $ 2,466

     License fees                                        24                       21
                                                    -------                  -------
                Total revenues                        3,124                    2,487
                                                    -------                  -------

COST OF REVENUES                                      1,589                    1,535
                                                    -------                  -------


GROSS MARGIN                                          1,535                      952

OPERATING EXPENSES:
    Selling and marketing                               875                    1,357
    Product development                                 353                      433
    General and administrative                          677                      677
                                                    -------                  -------
         Total operating expenses                     1,905                    2,467
                                                    -------                  -------

LOSS FROM OPERATIONS                                   (370)                  (1,515)

OTHER INCOME (EXPENSE):
    Interest income                                       8                       45
    Interest expense                                     (9)                     (13)
                                                    -------                  -------
         Total other income (expense)                    (1)                      32
                                                    -------                  -------

NET LOSS                                            $  (371)                 $(1,483)
                                                    =======                  =======

BASIC AND DILUTED NET LOSS PER COMMON SHARE         $  (.04)                 $  (.18)
                                                    =======                  =======

BASIC AND DILUTED WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                 8,337                    8,146
                                                    =======                  =======


                See notes to the unaudited financial statements.





                                          INFONOW CORPORATION
                                        STATEMENTS OF CASH FLOWS
                                              (in Thousands)
                                               (Unaudited)

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                         2002                2001
                                                                       --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                           $  (371)             $(1,483)
    Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation and amortization                                     272                  263
         Allowance for bad debt                                            (24)                --
         Stock based compensation                                         --                      5
         Changes in operating assets and liabilities:

             Restricted cash                                                17                   59
             Accounts receivable                                           142                  162
             Other current assets                                          215                   42
             Other assets and deferred charges                              20                   54
             Accounts payable                                               54                  160
             Payroll related and other liabilities                        (154)                 193
             Deferred revenue                                              (15)                (372)
                                                                       -------              -------

         Net cash provided by (used in) operating activities               156                 (917)

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property and equipment                                     (11)                 (81)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options                                151                 --
    Principal payments on debt obligations                                  (4)                 (45)
                                                                       -------              -------

         Net cash provided by (used in) financing activities               147                  (45)


NET CHANGE IN CASH AND EQUIVALENTS                                         292               (1,043)

CASH AND EQUIVALENTS, beginning of period                                2,259                4,013
                                                                       -------              -------

CASH AND EQUIVALENTS, end of period                                    $ 2,551              $ 2,970
                                                                       =======              =======

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                             $     1              $    14
                                                                       =======              =======

NON CASH INVESTING AND FINANCING ACTIVITIES:
    Non cash purchases of property and equipment                       $    38              $  --
                                                                       =======              =======


                           See notes to the unaudited financial statements.

                                                 5

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -----------------------------------------------------------

     Organization and Business Activity - InfoNow Corporation (the "Company") was incorporated under the laws of the State of Delaware on October 29, 1990. The Company provides Enterprise Channel Management software and managed services to Global 2000 companies that sell locally through dealers, distributors, resellers or branches, also known as channel partners. The Company's software and services enable large, multi-national companies to utilize the power of the Internet to sell to and service end customers in collaboration with their channel partners.


     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.

     Cash and Cash Equivalents - The Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents.

     Property and Equipment - Property and equipment are stated at cost. Replacements, renewals and improvements are capitalized and costs for repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over estimated useful lives of three to five years.

     Revenue Recognition - The company offers its software and managed services to clients in two forms. The first (and historical) method utilizes an application service provider ("ASP") model. Under this business model the Company sells the right to use its software for the term of a specific agreement, and it implements and hosts that solution to meet specific client requirements. The revenue related to the right to use the Company's software is recognized through monthly service fees as services are performed. The implementation fee is deferred and recognized ratably over the longer of the expected customer life or contract term. During the three months ended March 31, 2002, implementation fees of $229,000 were deferred, of which $3,000 was recognized during the three months ended March 31, 2002. During the three months ended March 31, 2001, implementation fees of $96,000 were deferred, of which $2,000 was recognized during the three months ended March 31, 2001.

     The second method of delivering our software and services is via a licensed software with managed services model, sometimes referred to as the license-hosted model. The Company began offering this model in 2001. Under this model, the Company sells clients a perpetual license for its software. They can install the software on their own in-house systems, or InfoNow will host the software and perform related services for them under a managed services agreement. Under this model, the Company recognizes both license and implementation revenues under Statement of Position 97-2 ("SOP 97-2") on a percentage-of-completion basis, and it recognizes monthly service fees as earned.

     For certain projects, the Company invoices for work yet to be performed. These pre-billed amounts totaled $586,000 at March 31, 2002 and are reflected as deferred revenues in the accompanying balance sheet.

     Losses are recognized immediately if projected direct costs exceed anticipated revenues.

     New Accounting Pronouncements - In July 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain indefinite life intangibles. Under a non-amortization approach, goodwill and certain indefinite life intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The adoption of SFAS No. 142 on January 1, 2002 had no impact on the Company's financial statements.

     In August 2001 the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived assets." SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The adoption of SFAS No. 144 on January 1, 2002 had no impact on the Company's financial statements.

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

     During the three months ended March 31, 2002, the Company received $151,000 of proceeds from the exercise of 100,100 options by former employees.

     At March 31, 2002, the Company had accrued bonuses of $362,000 that were recorded in 2001 and were expected to be paid during the second quarter of 2002 in the form of cash or stock and not in stock options. As a result of operational performance and current uncertain market conditions, the Company's Compensation Committee may approve the payment of this obligation in the form of cash, stock, stock options, or a combination of these instruments.

     Net Loss Per Common Share - The loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share ("EPS"). Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for the quarters ended March 31, 2002 and 2001 because the Company had losses from operations and therefore, the effect of all potential common stocks was anti-dilutive.

     Stock options, warrants outstanding and their equivalents are included in diluted EPS computations through the "treasury stock method" unless they are antidilutive. Convertible securities are included in diluted EPS computations through the "if converted" method unless they are antidilutive. Common share equivalents are excluded from the computations in loss periods, as their effect would be antidilutive.

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

     During the quarter ended March 31, 2002, the Company received 44% of its revenue from one customer, or approximately $1,381,000, and no other customer accounted for more than 10% of the Company's revenue. As of March 31, 2002, that same customer accounted for approximately 50%, or $665,000, of the Company's accounts receivable balance. During the three months ended March 31, 2001, the Company received 12%, or $308,000, of its revenues from one client, 11%, or $262,000, from another client and 10%, or 246,000, from another client. No other customers accounted for more than 10% of revenue.

     Segment Information - The Company operates in a single reportable segment and all revenues from customers are primarily from the sale of its Enterprise Channel Management software and services.

2.   COMMITMENTS
     -----------

     The Company leases approximately 26,000 square feet of office space under two leases at an average rate of approximately $14.00 per square foot. The leases are with unrelated parties and one of the leases terminates on September 30, 2002. The Company is currently renegotiating the lease that terminates on September 30, 2002 and expects to retain the same office space for between $17.00 and $18.00 per square foot.

     From time to time the Company may be involved in litigation that arises in the normal course of business operations. As of the date of this report, the Company is not a party to any litigation that it believes could reasonably be expected to have a material adverse effect on the business or results of operations.

     The Company received correspondence in 2001 from Murex Licensing Corporation asserting that certain technologies employed by the Company infringe on patents owned by Murex. During the first quarter of 2002 the Company received correspondence from Murex indicating that they had no intention at this time of suing InfoNow for patent infringement. While the Company is continuing to evaluate Murex's position, at this point it believes that the patent infringement claims asserted in the earlier correspondence from Murex are without merit, and the Company intends to defend against them vigorously should Murex bring a formal claim or litigation against the Company. Notwithstanding the existence of meritorious defenses, any litigation over the scope and application of patents or similar intellectual property claims could involve significant costs of defense and could involve risks and uncertainties.

Item 2.    Management's Discussion and Analysis or Plan of Operation.
-------    ----------------------------------------------------------

The following discussion and analysis of the financial condition and results of operations for InfoNow should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere in this report. This discussion contains statements that are not historical fact. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our industry and business and include statements about markets for our software and services, planned development of products and anticipated expense and revenue levels. These forward-looking statements contain words such as "anticipate", "believe", "plan", "expect" or similar language. These forward-looking statements are subject to business and economic risks. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of many factors, including those set forth in this discussion and in other documents we have filed with the Securities and Exchange Commission.

General Information and Overview

We provide Enterprise Channel Management solutions in the form of software and services to primarily Global 2000 companies that sell through dealers, distributors, agents, branches or resellers (collectively referred to as channel partners). Our software and services help companies use the power of the Internet to sell to and service end-customers by effectively managing channel partners worldwide, providing partners and end-customers with information about their products and services, connecting end customers with the proper channel partners, capturing and managing leads through the sales cycle, promoting and selling a company's branded products and services online, and gaining meaningful insights into their customers and the partners serving them. This in turn enables companies to increase revenues, lower operating costs and deliver a significant return on investment.

As of March 31, 2002, we had 50 clients versus the 57 we had as of March 31, 2001. Most of our clients are Global 2000 companies with extensive channel partner networks. Our clients include Ariens, Avaya, Bank of America, Compaq, First Union, Hewlett-Packard, Maytag, Miller Electric, a major subsidiary of Illinois Tool Works, and Visa.

We offer our solutions to clients in two forms. The first (and historical) method utilizes an application service provider ("ASP") model. Under this business model we sell the right to use our software for the term of a specific agreement, and we implement and host that solution to meet specific client requirements. The revenue related to the right to use our software is recognized through monthly service fees as services are performed. The implementation fee and related direct costs are deferred and recognized ratably over the longer of the expected customer life or contract term. Since most of our contracts do not exceed three years in duration, the customer life is typically the longer deferral period and is estimated to be three years. This estimate is based on a number of factors including customer churn, the rate of evolution for the technology underlying our solutions and the expectation that our customers will continue to convert from the ASP model to the license-hosted model, under which implementation fees and direct costs are not deferred.

The second method of delivering our software and services is via a licensed software and managed services model, sometimes referred to as our license-hosted model. We began offering this model in 2001 and we expect it to be our predominant methodology going forward. Under this model, we sell our clients a perpetual license for our software. They can install our software on their own in-house systems, or InfoNow will host the software and perform related services under a managed services agreement. Under this model, we recognize both license and implementation revenues under Statement of Position 97-2 ("SOP 97-2") on a percentage-of-completion basis, and we recognize monthly service fees as earned.

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

Monthly service fees:

     o The managed service fee applies to hosting and provision of the service, any reconfiguration or maintenance on the software necessary during the contract term, as well as performance of routine maintenance to client databases and core systems.
     o The variable monthly fee includes charges for system usage in excess of contracted thresholds.
     o The software maintenance fee (for customers utilizing a licensed-hosted model) includes updates to the client's software.

Other fees:

     o Variable fees included under this heading are pass-through charges for voice recordings, faxes, geocoding, and telecommunications charges.

Revenue from software maintenance fees, recurring managed service fees and variable monthly fees is recognized as the services are performed. Revenue from software license fees and implementation fees is recognized ratably over either the expected term of the client relationship (for ASP contracts) or the implementation period on a percentage of completion basis (for licensed-hosted contracts). During 2002 we began to match commission expense with revenues over the term of the contract rather than at the time of contract execution. The historical method generally was to recognize commission expense at the time of contract execution. This change is based on a change in commission policy that allows for recovery of commission payments if the client receives a refund. The new commission plan resulted in $11,000 lower commission expense in the first quarter of 2002 than would have been recognized using the historical methodology.

Results of Operations

Comparison of the Three Months Ended March 31, 2002 with the Three Months Ended March 31, 2001.

Revenues. Our revenues consist primarily of implementation fees, license fees and monthly service fees from new and existing customers. Total revenues increased by $637,000, or 26%, to $3,124,000 for the three month period ended March 31, 2002 from $2,487,000 for the same period in the previous year. Managed service fees were $2,178,000 during the three months ended March 31, 2002, an increase of $738,000, or 51%, from $1,440,000 during the three months ended March 31, 2001. This increase is net of $118,000 in lost managed service fees due to customer terminations. Approximately $675,000 of the increase is the result of the $10 million contract we signed during the second quarter of 2001, while the remaining $63,000 of the increase was generated primarily by sales to one new customer. To date, we have recognized total revenue of $3,143,000 on the $10 million contract, consisting of $1,800,000 in managed service fees, $1,072,000 in implementation fees and $271,000 in license fees. Managed service fees comprised 70% of total revenue during the first quarter of 2002, compared to 58% during the same period a year earlier. License fees were $24,000 in the three months ended March 31, 2002, an increase of $3,000 over the $21,000 of license fees in the three months ended March 31, 2001. License fees represented approximately 1% of total revenue for both the first quarter of 2002 and the first quarter of 2001. Going forward, we anticipate that more sales contracts will be executed under license-hosted arrangements. Therefore, we expect an increased portion of our future revenues to be generated by the sales of our licensed software. Revenues generated from implementation fees during the three months ended March 31, 2002 decreased by $71,000, or 7%, to $881,000 from $952,000 during the three months ended March 31, 2001. This decrease is primarily attributable to a $166,000 reduction in revenue recognition related to contracts with implementation fees that were deferred in previous years under the ASP model. Partially offsetting this decrease in revenue was a $95,000 increase in implementation fees generated by additional products and services sold to new and existing customers during the first quarter of 2002. Miscellaneous revenues decreased by $33,000, or 45%, to $41,000 during the first quarter of 2002 from $74,000 during the first quarter of 2001. The decrease in other revenues is attributable to a decrease in the number of contracts with charges for voice recordings, faxes, geocoding and telecommunications charges, as well as a reduction in interactive voice response transaction volume.

Cost of Revenues. Our cost of revenues includes technical personnel salaries and related personnel costs, data royalties, depreciation for server equipment, reimbursable expenses such as telecommunications and contract labor related to specific projects, co-location facility fees and other direct costs related to operating our data centers, as well as the recognition of previously deferred implementation expenses. The cost of revenues decreased to 51% of revenues for the three months ended March 31, 2002 from 62% of revenues for the three months ended March 31, 2001. The decrease is attributable to the fact that our revenue growth was primarily the result of the managed service fees associated with the $10 million contract signed in 2001, for which direct costs were low relative to revenue recognized. The total cost of revenues over the same period increased by

$54,000, or 4%, to $1,589,000 during the first quarter of 2002 from $1,535,000 during the first quarter of 2001. $152,000 of the increase in our cost of revenues is a result of continued expansion of the infrastructure for delivering our services, including a $100,000 increase in costs associated with our data centers as a result of the increase in the sales of our services. These costs include data license royalties and telecommunications charges, as well as depreciation and amortization. In addition, our personnel and personnel support costs increased $52,000 due to the hiring of additional personnel to implement, maintain and support services to our clients. The increases in costs associated with expanding our infrastructure were partially offset by a $57,000 reduction in contract labor costs as a result of the increase in personnel, as well as a $29,000 reduction in the recognition of implementation expense on contracts that were deferred under ASP arrangements. The remaining $12,000 reduction in our cost of sales is primarily attributable to lower bad debt expense.

Selling and Marketing Expenses. Selling and marketing expenses consist of sales, pre-sales, marketing and business development personnel costs and related expenses, travel and entertainment expenses, sales commissions, and advertising and promotion costs. These costs decreased to 28% of revenues for the three months ended March 31, 2002 from 55% of revenues for the three months ended March 31, 2001. The total amount of selling and marketing expenses decreased by $482,000, or 36%, to $875,000 during the first quarter of 2002 from $1,357,000 during the first quarter of 2001. The change is primarily attributable to a $325,000 decrease in personnel related costs due to a reduction in the number of sales and marketing personnel. Also contributing to the decrease in sales and marketing expenses was a $182,000, or 70%, decrease in public relations and advertising and promotion consulting costs. Trade show and travel costs also decreased by $72,000 and $45,000, respectively, during the first quarter of 2002. The decreases in selling and marketing expenses related to personnel, consulting, trade show and travel costs were partially offset by an $80,000 increase in costs associated with our outsourced lead generation efforts. We also experienced a $62,000, or 41%, increase in commissions, which was primarily attributable to the fact that a portion of the commission expense related to the $10 million contract signed in 2001 is tied to the collection of managed service fees and, therefore, was recognized during the first quarter of 2002.

Product Development Expenses. Product development expenses consist of time spent on development not specifically associated with a client contract. To date, product development costs have been comprised primarily of salaries and related costs and subcontracted costs. Historically, a majority of product development expenses have been incurred in conjunction with delivery of our services to customers and were classified in the cost of revenues. Beginning in the second quarter of 2000, we significantly increased expenditures for personnel dedicated to product development in anticipation of future growth. Since that time, product development personnel levels and related costs have declined slightly as a result of normal attrition as well as the allocation of certain resources to the service implementation team to support the growth of our business. For the three months ended March 31, 2002, product development expenses decreased $80,000, or 18%, to $353,000 from $433,000 for the three months ended March 31, 2001. During the first quarter of 2002 we experienced a $35,000 reduction in personnel and related personnel support costs attributable to lower staffing levels and successful cost management. In addition, contract labor costs and travel expenses decreased by $31,000 and $14,000, respectively, during the first quarter of 2002. Product development costs decreased to 11% of revenue for the quarter ended March 31, 2002 compared to 17% of revenue for the quarter ended March 31, 2001.

General and Administrative Expenses. General and administrative expenses relate to the personnel costs of our executive management, finance, investor relations and other corporate functions, general expenses such as legal and accounting fees, insurance and costs related to our facilities. These costs decreased to 22% of revenues for the three months ended March 31, 2002 from 27% of revenues for the three months ended March 31, 2001. The total amount of general and administrative costs over the comparable periods remained flat at $677,000. We experienced a $52,000 decrease in personnel related costs during the first quarter of 2002, which was primarily attributable to lower recruiting costs and a reduction in bonuses for key personnel. These decreases were offset, however, by higher legal and accounting fees, as well as increases in our facilities costs.

Provision for Income Tax Expenses. InfoNow has paid no income taxes since its inception and has not recorded a provision for income taxes due to valuation allowances provided against net deferred tax assets, which consist primarily of operating loss carryforwards.

Non-Operating Income (Expense). Net non-operating expense was $1,000 for the three months ended March 31, 2002 compared to net non-operating income of $32,000 for the three months ended March 31, 2001. The reduction of $33,000 is primarily attributable to lower interest income on cash and cash equivalents resulting from a reduction in our cash balance as well as lower interest rates. Cash and cash equivalents decreased to $2,551,000 at March 31, 2002 from $2,970,000 at March 31, 2001. See "Liquidity and Capital Resources" below for an explanation of the use of cash and cash equivalents during the period.

Net Loss. Net loss for the three months ended March 31, 2002 was $371,000 compared to $1,483,000 for the three months ended March 31, 2001, a $1,112,000 decrease. This decrease is primarily attributable to a $637,000, or 26%, increase in total revenues and a $508,000, or 13%, decrease in total expenses for the quarter ended March 31, 2002, compared to the quarter ended March 31, 2001, as discussed above.


Liquidity and Capital Resources

InfoNow has financed its operations primarily through the placements of private equity securities and, to a lesser extent, through borrowing and equipment leasing arrangements. We have received a total of approximately $13,800,000 from private offerings and have received an additional $2,662,000 from the exercise of stock options and warrants since we began offering our channel management solutions in 1996. In February 2002, we secured a bank credit facility with both a $1,000,000 revolving line of credit to support future operating needs of the company and a $1,000,000 equipment facility to support future investing needs of the organization. When and/or if we draw on these facilities we will be held to specific affirmative, negative and financial covenants including, but not limited to: minimum Liquidity Covenant, defined as cash held at the credit issuing institution plus accounts receivable divided by the debt held by the credit issuing institution, of 1.5:1.0, rolling three month EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) of at least $60,000 and a monthly pretax loss not to exceed $250,000 for February and March of 2002 and $200,000 for the balance of 2002.

We had cash and cash equivalents of $2,551,000 at March 31, 2002, compared to $2,259,000 at December 31, 2001. The increase of $292,000 is primarily due to cash generated by our operating activities as well as proceeds from stock option exercises.

Net cash provided by operating activities during the three months ended March 31, 2002 was $156,000, compared to net cash used in operating activities of $917,000 during the three months ended March 31, 2001. The change of $1,073,000 is primarily due to a $1,112,000 decrease in our net loss as well as changes in working capital and non-cash charges.

Cash used in investing activities decreased to $11,000 for the three months ended March 31, 2002 from $81,000 for the three months ended March 31, 2001. The cash used in investing activities during both periods was primarily related to the purchase of computer hardware and software for both personnel and our data centers. We believe our existing capacity levels are adequate to support current and near-term business activity. Therefore, capital expenditures were lower during the first quarter of 2002.

Net cash provided by financing activities during the three months ended March 31, 2002 was $147,000, which consisted of $151,000 in proceeds received from the exercise of stock options, net of $4,000 of principal payments on debt obligations. Net cash used in financing activities during the three months ended March 31, 2001 was $45,000 of cash payments on debt obligations.

At March 31, 2002, we had accrued bonuses of $362,000 that were recorded in 2001 and we anticipated paying out during the second quarter of 2002 in the form of cash or stock and not in stock options. As a result of operational performance and current uncertain market conditions, our Compensation Committee may approve the payment of this obligation in the form of cash, stock, stock options, or a combination of these instruments.

We believe that our expenditures in sales and marketing will continue to generate new sales equal to, or greater than, our historical experience. In addition, we do not expect that there will be a substantial change in cash inflow provided from our existing managed service fees, nor do we expect that planned expenditures for sales, marketing, capital equipment and administrative costs will exceed current budgeted amounts. However, variation in the timing of our cash receipts and disbursements can significantly impact our overall cash flow for a given period and there can be no assurance that our current cash balance will be sufficient to fund operations.

If we believe it is advisable, we may seek additional funding to continue our operations. Our ability to successfully complete an offering is dependent on a number of factors. There can be no assurances that we can successfully complete an equity placement, or that a placement can be concluded on the terms and conditions that would be acceptable to us.

The following table summarizes the Company's contractual payments and obligations by period (amounts in thousands):

Contractual Obligations                                             Payment Due by Period
                                         Total        Less Than 1 year    1-3 years    4 - 5 years     After 5 years
                                         -----        ----------------    ---------    -----------     -------------

Long-Term Debt                           $      5         $      5               -              -             -
Capital Lease Obligations                     377              143             234              -             -
Operating Leases                              502              224             278              -             -
Unconditional Purchase Obligations              -                -               -              -             -
Other Long-Term Obligations                     -                -               -              -             -
Total Contractual Cash Obligation        $    884         $    372         $   512      $       -       $     -


                                                    15

We are currently renegotiating one of our office leases, which terminates on September 30, 2002. We expect to retain the same office space for between $17.00 and $18.00 per square foot in a five year operating lease obligation.

Related Business Risks and Assumptions
--------------------------------------

Our actual results may vary materially from the forward-looking statements made above, which have been made pursuant to the Private Securities Litigation Reform Act of 1995. We intend that such statements be subject to the safe harbor provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. Our forward-looking statements include the plans and objectives of management for future operations and relate to a variety of factors, including management's assumptions about our ability to:

     o    Gain market acceptance of our services;
     o    Retain existing customers and attract new customers;
     o Accurately forecast and meet demands for our services, including our ability to maintain technical performance of the system as new clients are added;
     o    Maintain our ability to serve new and existing customers;
     o Improve our operational and financial systems in order to address planned growth in our operations;
     o Maintain pricing and adequate profit margins on our products and services;
     o    Retain and attract qualified technical personnel;
     o Develop future enhancements to our services and control development costs of those enhancements;
     o    Operate our business in accordance with our operating budget;
     o    Respond to competitive threats; and
     o    Raise additional capital, if needed.

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

For a more comprehensive discussion of the risk factors associated with our business, please refer to our Annual Report filed with the Securities and Exchange Commission on Form 10-KSB for the fiscal year ended December 31, 2001.

We utilize two internet data centers, which are housed in two separate facilities in Denver, Colorado, maintained by InFlow, Inc., to provide services to our clients. These facilities have safeguard protections such as a halon fire system, redundant telecommunications access, off-site storage of backups and

24-hour systems maintenance support. In May 2002 InFlow informed us that, as part of their restructuring, they will shut down four of their 17 data centers, including a facility in Denver that houses one of our data processing operations. As a result, we will be required to relocate our data center equipment to a different site, also in Denver, Colorado. During the move, some of our clients will experience short service outages. We will coordinate these outages with them in advance and we expect the interruptions will be similar to normal recurring system maintenance downtime. We expect the relocation to occur in the third quarter of 2002 and take one to three weeks to complete.

We received correspondence in 2001 from Murex Licensing Corporation asserting that certain technologies employed by us infringe on patents owned by Murex. During the first quarter of 2002 we received correspondence from Murex indicating that they had no intention at this time of suing InfoNow for patent infringement. While we are continuing to evaluate Murex's position, at this point we believe that the patent infringement claims asserted in the earlier correspondence from Murex are without merit, and we intend to defend against them vigorously should Murex bring a formal claim or litigation against us. Notwithstanding the existence of meritorious defenses, any litigation over the scope and application of patents or similar intellectual property claims could involve significant costs of defense and could involve risks and uncertainties.

Two of our major clients, one of which is our largest client and made up 44% of our revenue during the first quarter of 2002, are currently involved in a merger. We are also currently negotiating contract renewals with our largest client. The effects that the merger and the renewal negotiation will have on our future results are currently uncertain. Notwithstanding the merger and renewal negotiation, we continue to enhance the business relationship with our largest client.

                           PART II. OTHER INFORMATION
                           --------------------------


Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

     (a)  Exhibits


     The Registrant will furnish a copy of any of the exhibits listed below upon Payment of $5.00 per exhibit to cover the costs to the Registrant of furnishing such exhibit. Electronic copies may be obtained free of charge from the Securities and Exchange Commission web site: www.sec.gov.



Exhibit
Number                      Exhibit Description
------                      -------------------


10.44 Credit Facility between the Company and Silicon Valley Bank dated February 15, 2002. (A)

10.45    * Employment Agreement between the Company and Michael W. Johnson dated
           February 26, 2002. (A)

-------------------------------------------------

          (A) Incorporated by reference to the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 2001.

     * Denotes management contract or compensatory plan.

     (b) Reports on Form 8-K.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     INFONOW CORPORATION



Date:  May 14, 2002                  By: /s/ Michael W. Johnson
                                         ---------------------------------------
                                             Michael W. Johnson, Chief Executive
                                             Officer


Date               Title                              Signature
----               -----                              ---------


May 14, 2002       Chief Financial Officer and        /s/ Harold R. Herbst
                   Executive Vice President           --------------------------
                   (Principal Financial Officer)          Harold R. Herbst


May 14, 2002       Vice President, Controller and     /s/ James L. Medina
                   Treasurer                          --------------------------
                   (Principal Accounting Officer)         James L. Medina

                                  EXHIBIT INDEX
                                  -------------


Exhibit
Number                      Exhibit Description
------                      -------------------


10.44 Credit Facility between the Company and Silicon Valley Bank dated February 15, 2002. (A)

10.45     * Employment Agreement between the Company and Michael W. Johnson dated February 26, 2002. (A)


-------------------------------------------------

          (A) Incorporated by reference to the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 2001.

* Denotes management contract or compensatory plan.