Form 10QSB
period 2002-06-30
INFONOW CORP /
filed 2002-08-14
CIK 879684

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

            1875 Lawrence Street, Suite 1100, Denver, Colorado, 80202
                     --------------------------------------
                    (Address of principal executive offices)

                                  303-293-0212
                            -------------------------
                           (Issuer's telephone number)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X  No
                                    -----  -----

As of August 14, 2002, there were 8,361,162 shares of the Issuer's common stock outstanding.

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

ITEM 1.  FINANCIAL STATEMENTS

         Unaudited Balance Sheet - June 30, 2002...............................3

         Unaudited Statements of Operations - For the Three and Six
           Months Ended June 30, 2002 and June 30, 2001........................4

         Unaudited Statements of Cash Flows - For the Six Months
           Ended June 30, 2002 and June 30, 2001...............................5

         Notes to Unaudited Financial Statements...............................6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............10


                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS................22

ITEM 5.  OTHER INFORMATION....................................................22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................23

         SIGNATURES...........................................................24



                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements
-------  --------------------

                                       INFONOW CORPORATION
                                          BALANCE SHEET
                            (In Thousands, Except Share Information)
                                           (Unaudited)

                                                                                      JUNE 30,
                                                                                        2002
                                                                                      --------
                                             ASSETS
                                             ------
CURRENT ASSETS:
    Cash and cash equivalents                                                         $  2,344
    Accounts receivable:
      Billed, net of allowance of $30                                                      935
      Unbilled                                                                             188
    Deferred implementation costs                                                          121
    Prepaid expenses                                                                       447
                                                                                      --------
         Total current assets                                                            4,035
                                                                                      --------

PROPERTY AND EQUIPMENT, net                                                              1,210

    Non-current deferred implementation costs                                               38
    Other assets and deferred charges                                                       38
                                                                                      --------

TOTAL ASSETS                                                                          $  5,321
                                                                                      ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
                              ------------------------------------
CURRENT LIABILITIES:
    Notes payable and capital leases - current portion                                $    115
    Accounts payable                                                                       736
    Payroll related liabilities                                                            297
    Other liabilities                                                                      100
    Short-term deferred revenues                                                         1,186
                                                                                      --------
         Total current liabilities                                                       2,434

    Notes payable and capital leases, net of current portion                               180
    Long-term deferred revenues                                                            415

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value; 1,962,335 shares authorized:
     Series A Convertible, 213,483 shares authorized, none issued and outstanding         --
     Series B Convertible Participating, 800,000 shares authorized,
         250,000 shares issued and outstanding at June 30, 2002,
         liquidation preference of $5,000,000                                             --
    Common stock, $.001 par value; 15,000,000 shares authorized; 8,361,162 issued
         and outstanding at June 30, 2002                                                    9
    Additional paid-in capital                                                          39,147
    Accumulated deficit                                                                (36,864)
                                                                                      --------
         Total stockholders' equity                                                      2,292
                                                                                      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $  5,321
                                                                                      ========


                          See notes to unaudited financial statements.

                                             3

                               INFONOW CORPORATION
                            STATEMENTS OF OPERATIONS
                  (In Thousands, Except Per Share Information)
                                   (Unaudited)


                                          Three Months            Six Months
                                         Ended June 30,         Ended June 30,
                                       ------------------    ------------------

                                         2002       2001       2002      2001
                                       -------    -------    -------    -------
REVENUES:
    Service and other fees             $ 2,243    $ 1,595    $ 4,462    $ 3,108
    Implementation fees                    547      1,511      1,428      2,464
    License fees                            24        360         48        381
                                       -------    -------    -------    -------
        Total revenues                   2,814      3,466      5,938      5,953
                                       -------    -------    -------    -------

COST OF REVENUES                         1,415      1,546      3,004      3,081
                                       -------    -------    -------    -------

GROSS MARGIN                             1,399      1,920      2,934      2,872

OPERATING EXPENSES:

    Selling and marketing                  887      1,432      1,762      2,789
    Product development                    269        379        622        812
    General and administrative             454        753      1,131      1,430
                                       -------    -------    -------    -------
        Total operating expenses         1,610      2,564      3,515      5,031
                                       -------    -------    -------    -------

LOSS FROM OPERATIONS                      (211)      (644)      (581)    (2,159)

OTHER INCOME (EXPENSE):
    Interest income                          8         25         16         70
    Interest expense
                                            (8)       (12)       (17)       (25)
                                       -------    -------    -------    -------
        Total other income (expense)      --           13         (1)        45
                                       -------    -------    -------    -------

NET LOSS                               $  (211)   $  (631)   $  (582)   $(2,114)
                                       =======    =======    =======    =======

BASIC AND DILUTED LOSS PER
 COMMON SHARE                          $  (.03)   $  (.08)   $  (.07)   $  (.26)
                                       =======    =======    =======    =======

BASIC AND DILUTED WEIGHTED
 AVERAGE COMMON SHARES
 OUTSTANDING                             8,360      8,154      8,349      8,150
                                       =======    =======    =======    =======


                  See notes to unaudited financial statements.



                               INFONOW CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                    SIX MONTHS
                                                                  ENDED JUNE 30,
                                                                 2002       2001
                                                               -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                   $  (582)   $(2,114)
    Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation and amortization                             524        543
         Allowance for bad debt                                    (28)        10
         Stock based compensation                                 --           35
         Bonus accrual                                            (362)      --
         Changes in operating assets and liabilities:
             Restricted cash                                        17         59
             Accounts receivable                                   483        104
             Other current assets                                  305         55
             Other assets and deferred charges                      34        110
             Accounts payable                                      310       (444)
             Payroll related and other liabilities                (175)       261
             Deferred revenue                                     (534)      (192)
                                                               -------    -------
         Net cash used in operating activities                      (8)    (1,573)

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property and equipment                             (18)       (96)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options                        154         29
    Principal payments on debt obligations                         (43)       (89)
                                                               -------    -------
         Net cash provided by (used in) financing activities       111        (60)

NET CHANGE IN CASH AND EQUIVALENTS                                  85     (1,729)

CASH AND EQUIVALENTS, beginning of period                        2,259      4,013
                                                               -------    -------

CASH AND EQUIVALENTS, end of period                            $ 2,344    $ 2,284
                                                               =======    =======

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                     $     9    $    25
                                                               =======    =======

NON CASH INVESTING AND FINANCING ACTIVITIES:
    Non cash purchases of property and equipment               $    40    $   280
                                                               =======    =======


                  See notes to unaudited financial statements.



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

The accompanying financial statements of InfoNow Corporation for the three and six months ended June 30, 2002 and 2001 are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results that may be achieved in the future.

These financial statements should be read in conjunction with the financial statements and notes thereto which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The accounting policies set forth in those annual financial statements are the same as the accounting policies utilized in the preparation of these financial statements, except as modified for appropriate interim financial statement presentation.

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

Cash and Cash Equivalents - The Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents. The Company's excess cash is maintained in a money market fund.

Property and Equipment - Property and equipment are stated at cost. Replacements, renewals and improvements are capitalized and costs for repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over estimated useful lives of three to five years.

Revenue Recognition - The company offers its software and managed services to clients in two forms. The first (and historical) method utilizes an application service provider ("ASP") model. Under this business model the Company sells the right to use its software for the term of a specific agreement, and it implements and hosts that solution to meet specific client requirements. The revenue related to the right to use the Company's software is recognized through monthly service fees as services are performed. The implementation fee is deferred and recognized ratably over the longer of the expected customer life or contract term. During the three and six months ended June 30, 2002, implementation fees of $90,000 and $319,000, respectively, were deferred. Of these deferrals, $9,000 and $13,000 was recognized during the three and six months ended June 30, 2002, respectively. During the three and six months ended June 30, 2001, implementation fees of $80,000 and $176,000, respectively, were deferred. Of these deferrals, $8,000 and $10,000 was recognized during the three and six months ended June 30, 2001, respectively.

The second method of delivering our software and services is via a licensed software with managed services model, sometimes referred to as the license-hosted model. The Company began offering this model in 2001. Under this model, the Company sells clients a perpetual license for its software. The customer can install the software on their own in-house systems, or, as is most often the case, InfoNow will host the software and perform related services for them under a managed services agreement. Under this model, the Company recognizes both license and implementation revenues under Statement of Position 97-2 ("SOP 97-2") on a percentage-of-completion basis, and it recognizes monthly service fees as earned. Losses are recognized immediately if projected direct costs exceed anticipated revenues.

For certain projects, the Company invoices for work yet to be performed, pursuant to the contractual terms of the arrangement. These pre-billed amounts totaled $371,000 at June 30, 2002 and are reflected as deferred revenues in the accompanying balance sheet.

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

Income Taxes - The Company accounts for its tax liabilities in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets are then reduced by a valuation allowance for amounts which do not satisfy the realization criteria of SFAS No. 109. As a result of the valuation allowance, the Company had no net deferred tax assets at June 30, 2002 or June 30, 2001.

Stock Compensation Expense - The Company records its stock compensation expense in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 specifies a fair value based method to measure compensation cost of issued stock options and similar instruments issued using a Black-Scholes model or other comparable method. However, the Company has elected an option under SFAS No. 123 that allows a Company to continue to recognize compensation cost for employees and directors in accordance with the guidance in APB No. 25 and disclose the pro forma results of operations as if SFAS No. 123 had been applied to the financial statements. Transactions in which the Company issues stock options or other equity instruments to acquire goods or services from non-employees are accounted for in accordance with SFAS No. 123. The Company accounts for stock compensation for employees via the intrinsic value method and for non-employees via the fair value method. The intrinsic value method results in no compensation expense because the market value and strike price of the stock option grant are the same on the grant date.

During the six months ended June 30, 2002, the Company received $154,000 of proceeds from the exercise of 101,746 options by former employees pursuant to the terms of the original options.

At March 31, 2002, the Company had accrued bonuses of $362,000 that were recorded in 2001 and were expected to be paid during the second quarter of 2002 in the form of cash or stock and not in stock options. However, because of operational performance and current uncertain market conditions, the Company's Board of Directors has, upon recommendation of the Compensation Committee, changed its authorization and approved the payment of this obligation in the form of stock options. As a result, the accrued bonuses were reversed and a $362,000 benefit was realized during the second quarter of 2002, resulting in a $57,000 reduction in the cost of sales and a $305,000 reduction in operating expenses. 322,500 stock options were granted during the second quarter of 2002 at an exercise price of $1.075, the market value on the grant date.

Net Loss Per Common Share - The loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share ("EPS"). Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for the three and six months ended June 30, 2002 and 2001 because the Company had losses from operations in both periods and the effect of all potential common stock issuances was anti-dilutive. At June 30, 2002 and 2001, 3,952,103 stock options and 201,387 warrants, and 3,414,339 stock options and 221,387 warrants, respectively, were excluded from the diluted EPS computation because their effect would have been anti-dilutive. Convertible preferred shares that, if converted, would result in 950,570 shares of common stock were also excluded from the diluted EPS computation at June 30, 2002 and 2001 because their effect would have been anti-dilutive.

Stock options, warrants outstanding and their equivalents are included in diluted EPS computations through the "treasury stock method" unless they are anti-dilutive. Convertible securities are included in diluted EPS computations through the "if converted" method unless they are anti-dilutive. Common share equivalents are excluded from the computations in loss periods, as their effect would be anti-dilutive.

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

During the three and six months ended June 30, 2002, the Company received $1,192,000, or 42%, and $2,573,000, or 43%, respectively, of its revenue from one global organization. This entity has three business units that are counted as three customers of the Company. No other customer accounted for more than 10% of the Company's revenue during the three and six months ended June 30, 2002. As of June 30, 2002, that same organization accounted for approximately 43%, or $399,000, of the Company's accounts receivable balance. The loss of this client or its inability to pay would have a material adverse impact on the Company's financial condition and its results of operation. During the three months ended June 30, 2001, the Company received 30%, or $1,043,000, of its revenues from this client, and 11%, or $372,000, from another client. No other customers accounted for more than 10% of revenue during the three months ended June 30, 2001. During the six months ending June 30, 2001, the Company received 22%, or $1,289,000, of its revenue from this client. No other customers accounted for more than 10% of the Company's revenue during the six months ended June 30, 2001.

Segment Information - The Company operates in a single reportable segment and all revenues from customers are primarily from the sale of its Enterprise Channel Management software and services.

2.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

The Company leases approximately 27,000 square feet of office space under two leases at an average rate of approximately $14.00 per square foot. The leases are with unrelated parties and one of the leases is a sublease that terminates on September 30, 2002. The Company has renegotiated both leases and, effective October 1, 2002, both leases will be combined into one new lease agreement, covering the same office space. Under the new lease, the average rate per square foot will increase to $16.50 per square foot for the period between October 1, 2002 and June 30, 2003. The rate increases to $17.00 per square foot from July 2003 through September 2005 and $18.00 per square foot from October 2005 through September 2007, when the lease expires. The new lease contains a refurbishment allowance of $326,000, of which the Company expects to utilize approximately $35,000 to improve the premises and the remaining $291,000 to offset future rent obligations from September 2002 through May 2003.

From time to time the Company may be involved in litigation that arises in the normal course of business operations. As of the date of this report, the Company is not a party to any litigation.

The Company received correspondence in 2001 from Murex Licensing Corporation asserting that certain technologies employed by the Company infringe on patents owned by Murex. During the first half of 2002 the Company received further correspondence from Murex, which stated Murex's belief that InfoNow owes license fees to Murex in an unspecified amount. While the Company is continuing to evaluate Murex's position, at this point it believes that the patent infringement and license fee obligation claims asserted in the correspondence from Murex are without merit, and the Company intends to defend against them vigorously should Murex bring a formal claim or litigation against the Company. The Company has executed a nondisclosure agreement and intends to meet with Murex for purposes of clarifying and distinguishing the Company's technology from that which Murex has patents to. Notwithstanding the existence of meritorious defenses, any litigation over the scope and application of patents or similar intellectual property claims could involve significant costs of defense and could involve significant risks and uncertainties.



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

General Information and Overview

We provide Enterprise Channel Management solutions in the form of software and services to primarily Global 2000 companies that sell through dealers, distributors, agents, branches or resellers (collectively referred to as channel partners). Our software and services help companies use the power of the Internet to sell to and service end-customers by effectively managing channel partners worldwide, providing partners and end-customers with information about their products and services, connecting end-customers with channel partners, capturing and managing leads through the sales cycle, promoting and selling a company's branded products and services online, and providing meaningful insights into their customers and the partners serving them. This in turn enables companies to increase revenues, lower operating costs and deliver a significant return on investment.

As of June 30, 2002, we had 47 clients versus the 58 we had as of June 30, 2001. We have and may continue to experience client consolidations that decrease our client count. Despite the reduction in the number of clients, our contracted managed service fees increased from $750,000 per month as of June 30, 2001 to $773,000 per month as of June 30, 2002. Most of our clients are Global 2000 companies with extensive channel partner networks. Our clients include Avaya, Bank of America, Compaq, First Union, Hewlett-Packard, Lexmark, Maytag, Miller Electric, a major subsidiary of Illinois Tool Works, Visa and Wachovia.

We offer our solutions to clients in two forms. The first (and historical) method utilizes an application service provider ("ASP") model. Under this business model we sell the right to use our software for the term of a specific agreement, and we implement and host that solution to meet specific client requirements. The revenue related to the right to use our software is recognized through monthly service fees as services are performed. The implementation fee and related direct costs are deferred and recognized ratably over the longer of the expected customer life or contract term. Since most of our contracts range from one to three years in duration, the customer life is typically the longer deferral period and is estimated to be three years. This estimate is based on a number of factors including customer turnover, the rate of change for the technology underlying our solutions and the expectation that our customers will continue to convert from the ASP model to the license-hosted model, under which software, implementation fees and direct costs are not deferred.

The second method of delivering our software and services is via a licensed software and managed services model, sometimes referred to as our license-hosted model. We began offering this model in 2001 and we expect it to be our predominant methodology going forward. Under this model, we sell our clients a perpetual license for our software. They can install our software on their own in-house systems, or we will host the software and perform related services under a managed services agreement. Under this model, we recognize both license and implementation revenues under Statement of Position 97-2 ("SOP 97-2") on a percentage-of-completion basis, and we recognize monthly service fees as earned.

We began offering the license-hosted model in order to add flexibility in offering our software and services and expand the addressable market for our technology by meeting the needs of companies who wish to purchase our software. Customers and prospects sometimes prefer a license-hosted arrangement as it enables them to fund these projects using capital budgets, potentially reduces the total cost of ownership, and offers a method for ensuring their long-term right to use the software.

Our services are generally sold with annual or multi-year contracts. The initial term of these agreements is typically one to three years and they are renewable upon mutual agreement between InfoNow and the client.

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

Monthly service fees:

     o The managed service fee applies to hosting and provision of the service, any maintenance on the software necessary during the contract term, as well as performance of routine maintenance to client databases and core systems.

     o The variable monthly fee includes charges for system usage in excess of contracted thresholds.

     o The software maintenance fee (for customers utilizing a licensed-hosted model) includes updates to the client's software.

Other fees:

     o Variable fees included under this heading are pass-through charges for voice recordings, faxes, geocoding, and telecommunications charges.

Revenue from software maintenance fees, recurring managed service fees and variable monthly fees is recognized as the services are performed. Revenue from software license fees and implementation fees is recognized ratably over either the expected term of the client relationship (for ASP contracts) or the implementation period on a percentage of completion basis (for licensed-hosted contracts). During 2002 we began to match commission expense with revenues over the term of the contract rather than at the time of contract execution. The historical method generally was to recognize commission expense at the time of contract execution. This change is based on a change in commission policy that allows for recovery of commission payments if the client receives a refund. The new commission plan resulted in $80,000 and $91,000 of lower commission expense during the three and six months ended June 30, 2002, respectively, than would have been recognized using the historical methodology.

At March 31, 2002, we had accrued bonuses of $362,000 that were recorded in 2001 and we anticipated paying out during the second quarter of 2002 in the form of cash or stock and not in stock options. However, because of operational performance and current uncertain market conditions, our Board of Directors has, upon recommendation of the Compensation Committee, changed its authorization and approved the payment of this obligation in the form of stock options. As a result, the accrued bonuses were reversed and a $362,000 benefit was realized during the second quarter of 2002, resulting in a $57,000 reduction in the cost of sales and a $305,000 reduction operating expenses. 322,500 stock options were granted during the second quarter of 2002 at an exercise price of $1.075, the market value on the grant date.

The following table summarizes the distribution of our employees as of June 30, 2002 and June 30, 2001:

                                                June 30, 2002     June 30, 2001
Staff related to the Cost of Revenues                72                52
Selling and Marketing                                18                25
Product Development                                  14                14
General and Administrative                           12                14
   Total Employees                                  116               105

Included in the table above are 100 full-time employees, 15 temporary employees and one part-time employee at June 30, 2002, and 104 full-time employees and one part-time employee at June 30, 2001.

We continue to take actions to bring expenses in line with revenues, including tight management of head count as well as reductions in discretionary spending.

Results of Operations

Comparison of the Three Months Ended June 30, 2002 with the Three Months Ended June 30, 2001.

Revenues. Our revenues consist primarily of implementation fees, license fees and monthly service fees from new and existing customers. Total revenues decreased by $652,000, or 19%, to $2,814,000 for the three month period ended June 30, 2002 from $3,466,000 for the same period in the previous year.

Service Fees - Managed service fees were $2,203,000 during the three months ended June 30, 2002, an increase of $664,000, or 43%, from $1,539,000 during the three months ended June 30, 2001. This increase is net of $157,000 in lost managed service fees due to customer terminations. Approximately $675,000 of the increase is the result of the managed service fees associated with the $10 million contract we signed during the second quarter of 2001, while the remaining $146,000 of the increase was generated by sales to one new customer, as well as the expansion of services to existing clients. Managed service fees comprised 78% of total revenue during the second quarter of 2002, compared to 44% during the same period a year earlier.

Implementation Fees - Revenues generated from implementation fees during the three months ended June 30, 2002 decreased by $964,000, or 64%, to $547,000 from $1,511,000 during the three months ended June 30, 2001. This decrease is primarily attributable to a $760,000 reduction in implementation fees caused by lower sales of our products and services. The decline in implementation fees was also caused by a $204,000 reduction in revenue recognition related to contracts with implementation fees that were deferred in previous years under the ASP model.

License Fees - License fees were $24,000 during the three months ended June 30, 2002, a decrease of $336,000 from the $360,000 of license fees during the three months ended June 30, 2001. The decrease is attributable to the fact that we secured two significant contracts with license components during the second quarter of 2001, while there were no new license sales in the second quarter of 2002. License fees represented approximately 1% of total revenue during the second quarter of 2002 and 10% of revenue during the second quarter of 2001. We anticipate that a higher percentage of contracts will be executed under license-hosted arrangements as it becomes our predominant methodology over time. Therefore, we expect an increased portion of our future revenues to be generated by the sales of our licensed software.

Other Fees - Other fees decreased by $16,000, or 29%, to $40,000 during the second quarter of 2002 from $56,000 during the second quarter of 2001. The decrease in other revenues is attributable to a decrease in the number of contracts with charges for voice recordings, faxes, geocoding and telecommunications charges, as well as a reduction in interactive voice response transaction volume.

To date, we have recognized total revenue of $3,818,000 on the $10 million contract, consisting of $2,475,000 in managed service fees, $1,072,000 in implementation fees and $271,000 in license fees.

Cost of Revenues. Our cost of revenues includes technical personnel salaries and related personnel costs, data royalties, software costs, depreciation for server equipment, reimbursable expenses such as telecommunications and contract labor related to specific projects, co-location facility fees and other direct costs related to operating our data centers, as well as the recognition of previously deferred implementation expenses. The cost of revenues increased to 50% of revenues for the three months ended June 30, 2002 from 45% of revenues for the three months ended June 30, 2001. The increase is attributable to the fact that our cost of sales did not decrease in proportion to the decline in revenue discussed above primarily because we increased staffing levels during the second half of 2001 to support the growth in our business and those staffing levels have been maintained in anticipation of continued future growth. The total cost of revenues decreased by $131,000, or 8%, to $1,415,000 during the second quarter of 2002 from $1,546,000 during the second quarter of 2001. $67,000 of the decrease in our cost of revenues is a result of lower contract labor costs due to the increase in personnel, which reduced the need for outside consulting, as well as lower business activity. In addition, bonus expense decreased $66,000 primarily as a result of the reversal of the 2001 bonus accrual mentioned above. We also experienced a $41,000 reduction in the recognition of implementation expense on contracts that were deferred under ASP arrangements, a $37,000 decline in bad debt expense and a $17,000 reduction in our data center costs. The decreases in our cost of sales associated with contract labor, bonuses, implementation expense, bad debt expense and data center costs were partially offset by a $97,000 increase in our personnel and personnel support costs due to the hiring of additional staff in the second half of 2001 to implement, maintain and support services to our clients.

Selling and Marketing Expenses. Selling and marketing expenses consist of sales, pre-sales, marketing and business development personnel costs and related expenses, travel and entertainment expenses, sales commissions, and advertising and promotion costs. These costs decreased to 32% of revenues for the three months ended June 30, 2002 from 41% of revenues for the three months ended June 30, 2001. The total amount of selling and marketing expenses decreased by $545,000, or 38%, to $887,000 during the second quarter of 2002 from $1,432,000 during the second quarter of 2001. The change is partially attributable to a $231,000 decrease in personnel related costs due to a reduction in the number of sales and marketing personnel. In addition, commission expense decreased by $134,000 as a result of lower sales levels and the commission policy change, and travel and entertainment decreased by $81,000. Also contributing to the decrease in sales and marketing expenses was a $73,000 decrease in bonus expense due mainly to the reversal of the 2001 bonus accrual. We also experienced a $52,000 reduction in public relations and advertising and promotion consulting costs, as well as a $9,000 decline in trade show expenses. The decreases in selling and marketing expenses related to personnel, commissions, travel costs, bonuses, consulting, and trade show costs were partially offset by a $35,000 increase in costs associated with our outsourced lead generation efforts.

Product Development Expenses. Product development expenses consist of time spent on development of our Enterprise Channel Management software that is not specifically associated with a client contract and consist primarily of salaries and related costs and subcontracted costs. For the three months ended June 30, 2002, product development expenses decreased $110,000, or 29%, to $269,000 from $379,000 for the three months ended June 30, 2001. During the second quarter of 2002 we experienced a $67,000 reduction in bonus expense mainly as a result of the reversal of the 2001 bonus accrual. In addition, personnel and related personnel support costs decreased $20,000 due to lower staffing levels. There were 14 Product Development employees at both June 30, 2002 and June 30, 2001, however, we began the second quarter of 2001 with 16 Product Development employees, therefore, staffing levels were higher throughout the three months ended June 30, 2001 than during the three months ended June 30, 2002. Contract labor costs and travel expenses also decreased by $13,000 and $10,000, respectively, during the second quarter of 2002. Product development costs decreased to 10% of revenue for the quarter ended June 30, 2002 compared to 11% of revenue for the quarter ended June 30, 2001.

General and Administrative Expenses. General and administrative expenses relate to the personnel costs of our executive management, finance, investor relations, human resources and other corporate functions, general expenses such as legal and accounting fees, insurance and costs related to our facilities. These costs decreased to 16% of revenues for the three months ended June 30, 2002 from 22% of revenues for the three months ended June 30, 2001. The total amount of general and administrative costs over the same periods decreased $299,000, or 40%, to $454,000 during the second quarter of 2002 from $753,000 during the second quarter of 2001. $208,000 of the decrease in general and administrative costs was a result of the reversal of the 2001 bonus accrual. We also experienced a $78,000 decrease in personnel related costs during the second quarter of 2002, which was primarily attributable to lower staffing levels as well as a reduction in salary continuation payments for terminated employees. The remaining $13,000 decrease in general and administrative expenses is primarily attributable to lower legal and accounting fees.

Non-Operating Income (Expense). We had no net non-operating income during the three months ended June 30, 2002, compared to net non-operating income of $13,000 for the three months ended June 30, 2001. The reduction of $13,000 is primarily attributable to lower interest income on cash and cash equivalents resulting from lower interest rates during the second quarter of 2002 compared to the second quarter of 2001. Our funds earned interest at a rate of approximately 1.4% during the quarter ended June 30, 2002 compared to 4.4% during the quarter ended June 30, 2001. See "Liquidity and Capital Resources" below for an explanation of the use of cash and cash equivalents during 2002.

Net Loss. Net loss for the three months ended June 30, 2002 was $211,000 compared to $631,000 for the three months ended June 30, 2001, a $420,000 decrease. This decrease is primarily attributable to a $1,072,000, or 26%, decrease in total expenses, which was partially offset by a $652,000, or 19%, decrease in total revenues for the quarter ended June 30, 2002, compared to the quarter ended June 30, 2001, as discussed above.

Comparison of the Six Months Ended June 30, 2002 with the Six Months Ended June 30, 2001.

Revenues. Total revenues decreased by $15,000 to $5,938,000 for the six month period ended June 30, 2002 from $5,953,000 for the same period in the previous year.

Service Fees - Managed service fees were $4,381,000 during the six months ended June 30, 2002, an increase of $1,402,000, or 47%, from $2,979,000 during the six months ended June 30, 2001. This increase is net of $275,000 in lost managed service fees due to customer terminations. Approximately $1,350,000 of the increase is the result of the $10 million contract we signed during the second quarter of 2001, while the remaining $327,000 of the increase was generated by sales to one new customer, as well as the expansion of services to existing clients. Managed service fees comprised 74% of total revenue during the six months ended June 30, 2002, compared to 50% during the same period a year earlier.

Implementation Fees - Revenues generated from implementation fees during the six months ended June 30, 2002 decreased by $1,036,000, or 42%, to $1,428,000 from $2,464,000 during the six months ended June 30, 2001. This decrease is primarily attributable to a $665,000 reduction in implementation fees caused by lower sales of our products and services. The decrease in implementation fees was also caused by a $371,000 decline in the recognition of previously deferred revenue.

License Fees - License fees were $48,000 during the six months ended June 30, 2002, a decrease of $333,000 from the $381,000 of license fees during the six months ended June 30, 2001. The decrease is attributable to the fact that we secured two significant contracts with license components during the second quarter of 2001, while license sales during the first half of 2002 were minimal. License fees represented approximately 1% of total revenue during the six months ended June 30, 2002 and 6% of revenue during the six months ended June 30, 2001. We anticipate that a higher percentage of contracts will be executed under license-hosted arrangements as it evolves into our predominant methodology over time. Therefore, we expect an increased portion of our future revenues to be generated by the sales of our licensed software.

Other Fees - Other fees decreased by $48,000, or 38%, to $81,000 during the six months ended June 30, 2002 from $129,000 during the six months ended June 30, 2001. The decrease in other revenues is attributable to a decrease in the number of contracts with charges for voice recordings, faxes, geocoding and telecommunications charges, as well as a reduction in interactive voice response transaction volume.

Cost of Revenues. The cost of revenues decreased to 51% of revenues for the six months ended June 30, 2002 from 52% of revenues for the six months ended June 30, 2001. The total cost of revenues decreased by $77,000, or 2%, to $3,004,000 during the six months ended June 30, 2002 from $3,081,000 during the six months ended June 30, 2001. Contract labor costs decreased $124,000 due to the increase in personnel, which reduced the need for outside consulting, as well as lower business activity. In addition, bonus expense decreased $70,000 primarily as a result of the reversal of the 2001 bonus accrual mentioned above. We also experienced a $70,000 reduction in the recognition of implementation expense on contracts that were deferred under ASP arrangements, a $47,000 decline in bad debt expense and a $4,000 reduction in travel costs. The decreases in our cost of sales associated with contract labor, bonuses, implementation expense, bad debt expense and travel costs were partially offset by a $155,000 increase in our personnel and personnel support costs due to the hiring of additional personnel in the second half of 2001 to implement, maintain and support services to our clients. Our data center costs also increased by $83,000 as we continued to expand the infrastructure for delivering our services.

Selling and Marketing Expenses. Selling and marketing expenses decreased to 30% of revenues for the six months ended June 30, 2002 from 47% of revenues for the six months ended June 30, 2001. The total amount of selling and marketing expenses decreased by $1,027,000, or 37%, to $1,762,000 during the six months ended June 30, 2002 from $2,789,000 during the six months ended June 30, 2001. The change is partially attributable to a $555,000 decrease in personnel related costs due primarily to a reduction in the number of sales and marketing personnel. We also experienced a $234,000, or 57%, decrease in public relations and advertising and promotion consulting costs, a $126,000 decrease in travel costs, and an $81,000 decline in trade show expenses. In addition, commission expense decreased by $73,000 due to lower sales levels and the commission policy change, and bonus expense decreased by $73,000 primarily as a result of the reversal of the 2001 bonus accrual. The decreases in selling and marketing expenses related to personnel, consulting, travel costs, trade show expenses, commissions, and bonuses were partially offset by a $115,000 increase in costs associated with our outsourced lead generation efforts.

Product Development Expenses. For the six months ended June 30, 2002, product development expenses decreased $190,000, or 23%, to $622,000 from $812,000 for the six months ended June 30, 2001. During the six months ended June 30, 2002 we experienced a $74,000 reduction in bonus expense mainly as a result of the reversal of the 2001 bonus accrual. In addition, personnel and related personnel support costs decreased $48,000 due to lower staffing levels. There were 14 Product Development employees at both June 30, 2002 and June 30, 2001, however, we had 16 Product Development employees throughout much of the six months ended June 30, 2001, therefore, staffing levels were higher during the six months ended June 30, 2001 than during the six months ended June 30, 2002. Contract labor costs and travel expenses also decreased by $44,000 and $24,000, respectively, during the first half of 2002. Product development costs decreased to 10% of revenue for the six months ended June 30, 2002 compared to 14% of revenue for the six months ended June 30, 2001.

General and Administrative Expenses. General and administrative expenses decreased to 19% of revenues for the six months ended June 30, 2002 from 24% of revenues for the six months ended June 30, 2001. The total amount of general and administrative costs over the same periods decreased $299,000, or 21%, to $1,131,000 during the first half of 2002 from $1,430,000 during the first half of 2001. $223,000 of the decrease in general and administrative costs was primarily a result of the reversal of the 2001 bonus accrual. We also experienced a $114,000 decrease in personnel related costs during the six months ended June 30, 2002, which was primarily attributable to lower staffing levels as well as a reduction in salary continuation payments for terminated employees. In addition, travel expenses decreased $46,000. The decreases in general and administrative expenses related to bonuses, personnel and travel costs were partially offset by increases in facilities costs, investor relations expenses and professional fees of $38,000, $25,000 and $21,000, respectively.

Provision for Income Tax Expenses. InfoNow has paid no income taxes since its inception and has not recorded a provision for income taxes due to valuation allowances provided against net deferred tax assets, which consist primarily of operating loss carryforwards.

Non-Operating Income (Expense). Net non-operating expense during the six months ended June 30, 2002 was $1,000, compared to net non-operating income of $45,000 for the six months ended June 30, 2001. The reduction of $46,000 is primarily attributable to lower interest income on cash and cash equivalents resulting from lower interest rates, as well as a lower average cash balance during the first half of 2002 compared to the first half of 2001. Our funds earned interest at a rate of approximately 1.3% during the first half of 2002 compared to 5.3% during the first half of 2001.

Net Loss. Net loss for the six months ended June 30, 2002 was $582,000 compared to $2,114,000 for the six months ended June 30, 2001, a $1,532,000 decrease. This decrease is primarily attributable to a $1,547,000, or 19%, decrease in total expenses, which was partially offset by a $15,000 decrease in total revenues for the six months ended June 30, 2002, compared to the six months ended June 30, 2001, as discussed above.


Liquidity and Capital Resources

InfoNow has financed its operations primarily through the placements of private equity securities and, to a lesser extent, through borrowing and equipment leasing arrangements. We have received a total of approximately $13,800,000 from private offerings and have received an additional $2,665,000 from the exercise of stock options and warrants since we began offering our channel management solutions in 1996. In February 2002, we secured a bank credit facility with both a $1,000,000 revolving line of credit to support future operating needs of the company and a $1,000,000 equipment facility to support future investing needs of the organization. The bank credit facility requires that we meet certain covenants. We have not drawn on this facility and we failed to meet certain of the financial covenants in the months of March 2002 through June 2002. We have obtained waivers for the instances of non-compliance from March 2002 through June 2002. In addition, the bank has revised its financial covenants based on our current business environment and our business plan. We are not permitted to draw on the bank credit facility if we are out of compliance with any of the covenants.

We had cash and cash equivalents of $2,344,000 at June 30, 2002, compared to $2,259,000 at December 31, 2001. The increase of $85,000 is due to $154,000 of cash proceeds from stock option exercises, which were partially offset by principal payments on debt obligations, capital expenditures and cash used in our operating activities of $43,000, $18,000 and $8,000, respectively.

Net cash used in operating activities during the six months ended June 30, 2002 was $8,000, compared to net cash used in operating activities of $1,573,000 during the six months ended June 30, 2001. The change of $1,565,000 is primarily due to a $1,532,000 decrease in our net loss as well as changes in working capital and non-cash charges.

Cash used in investing activities decreased to $18,000 for the six months ended June 30, 2002, compared to cash used in investing activities of $96,000 for the six months ended June 30, 2001. The cash used in investing activities during both periods was primarily related to the purchase of computer hardware and software for both personnel and our data centers. We had adequate capacity to support current business activity and, therefore, capital expenditures were lower during the first half of 2002.

Net cash provided by financing activities during the six months ended June 30, 2002 was $111,000, which consisted of $154,000 in proceeds received from the exercise of stock options, net of $43,000 of principal payments on debt obligations. Net cash used in financing activities during the six months ended June 30, 2001 was $60,000, consisting of $89,000 of principal payments on debt obligations net of $29,000 in proceeds received from the exercise of stock options.

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



The following table summarizes the Company's contractual payments and obligations by period (amounts in thousands):

Contractual Obligations                                              Payment Due by Period

                                         Total        Less Than 1 year    1-3 years    4 - 5 years     After 5 years
Capital Lease Obligations                $    318         $    132         $   186      $       -       $     -
Operating Leases                            2,168              142             932            972           122
Total Contractual Cash Obligation        $  2,486         $    274         $ 1,118      $     972       $   122


We lease approximately 27,000 square feet of office space under two leases at an average rate of approximately $14.00 per square foot. The leases are with unrelated parties and one of the leases is a sublease that terminates on September 30, 2002. The Company has renegotiated both leases and, effective
October 1, 2002, both leases will be combined into one new lease agreement, covering the same office space. Under the new lease, the average rate per square foot will increase to $16.50 per square foot for the period between October 1, 2002 and June 30, 2003. The rate increases to $17.00 per square foot from July
2003 through September 2005 and $18.00 per square foot from October 2005 through September 2007, when the lease expires. The new lease contains a refurbishment allowance of $326,000, of which we expect to utilize approximately $35,000 to improve the premises and the remaining $291,000 to offset future rent obligations from September 2002 through May 2003. In the Contractual Obligations table above, the Operating Leases commitments are net of the utilization of the remaining refurbishment allowance to offset rent payments.

Related Business Risks and Assumptions

Our actual results may vary materially from the forward-looking statements made in this report, which have been made pursuant to the Private Securities
Litigation Reform Act of 1995. We intend that such statements be subject to the safe harbor provisions of the Securities Act of 1933 and the Securities Exchange
Act of 1934. Our forward-looking statements include the plans and objectives of management for future operations and relate to a variety of factors, including management's assumptions about our ability to:

     o    Enhance market acceptance of our software and services;

     o Retain existing customers and related managed service fees, expand services to existing customers, and attract new customers;

     o Maintain sales levels to existing customers despite consolidation among our clients;

     o Continue to sell our software and services in a challenging economic environment;

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

                                       19

     o Develop and protect products and enhancements to our software and services and control development costs of those enhancements;

     o    Manage our affairs to avoid litigation;

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

We utilize two internet data centers maintained by Inflow, Inc. to provide services to our customers. The data centers are housed in two separate facilities in Denver, Colorado and Thornton, Colorado. These facilities have safeguard protections such as a fire detection and suppression system, redundant telecommunications access and 24-hour systems maintenance support. We also maintain off-site storage of backups. In May 2002 Inflow informed us that, as part of their restructuring, they would shut down four of their 17 data centers, including a facility in Denver that housed one of our data processing operations. As a result, in August 2002 we substantially completed the relocation of our data center equipment to a different site, in Thornton, Colorado.

Two of our larger clients, one of which is our largest client and made up 43% of our revenue during the first half of 2002, are currently involved in a merger. We are also currently negotiating contract renewals with our largest client. The effects that the merger and the renewal negotiation will have on our future results are currently uncertain. Notwithstanding the merger and renewal negotiation, we continue to enhance the business relationship with our largest client.

We received correspondence in 2001 from Murex Licensing Corporation asserting that certain technologies employed by us infringe on patents owned by Murex. During the first half of 2002 we received further correspondence from Murex, which stated their belief that InfoNow owes license fees to Murex in an unspecified amount. While we are continuing to evaluate Murex's position, at this point we believe that the patent infringement and license fee obligation claims asserted in the correspondence from Murex are without merit, and we intend to defend against them vigorously should Murex bring a formal claim or litigation against us. We have executed a nondisclosure agreement and intend to meet with Murex for purposes of clarifying and distinguishing our technology from that which Murex has patents to. Notwithstanding the existence of meritorious defenses, any litigation over the scope and application of patents or similar intellectual property claims could involve significant costs of defense and could involve risks and uncertainties.

Our shares are currently listed on the Nasdaq Stock Market. This listing is dependent upon us maintaining certain minimum listing standards, including, among others, minimum bid price and stockholders' equity standards. If our stock trades for 30 consecutive business days below the $1.00 minimum bid price (based on the 4:00 p.m. close), Nasdaq's Listing Qualifications Department will send a deficiency notice to the company, advising that the company has been afforded a "grace" period of 180 days to regain compliance with the applicable requirement. In order to achieve compliance during a grace period for bid price, a company must demonstrate compliance with the applicable standard for a minimum of 10 consecutive business days. Pursuant to NASDAQ bulletins, we have until November 1, 2002 to achieve compliance with the $2,500,000 stockholders' equity requirement. This requirement, as interpreted by NASDAQ, applies to reporting periods for which a filing is due on or after November 1, 2002, which in our case would be for the period ending September 30, 2002 and all subsequent filings. If our stockholders' equity remains below $2,500,000 in the third quarter of 2002 and beyond, we would be in violation of the equity standard. In that case, NASDAQ has instituted procedures for the independent review of listing determinations, under which the company may request an extension of time to comply with any of the standards set forth in the Rule 4000 Series of the Nasdaq Stock Market Rules or an exception to those standards during the pendency of a proceeding under the Rule 4800 Series. Procedures for the review of NASDAQ listing determinations are available on the NASDAQ web site, at http://www.nasdaqnews.com/. If our common stock were delisted, trading in our common stock would then be conducted in the over-the-counter market on the OTC Bulletin Board, and we would become subject to the penny stock rules maintained by the Commission. These rules impose additional sales practice requirements on broker-dealers before our stock could be sold to the customers of broker-dealers. The additional sales practice requirements could materially adversely affect the willingness or ability of broker-dealers to sell our common stock. As a result it may be more difficult to sell shares or obtain accurate quotations as to the price of our shares. In addition, it may be more difficult to obtain additional equity financing needed for future expansion of our operations due to the liquidity concerns of potential investors. As of June 30, 2002 our stockholders' equity was $2,292,000 and August 13, 2002 was the twenty-first consecutive business day during which our minimum bid price closed below one dollar.

For a more comprehensive discussion of the risk factors associated with our business, please refer to our Annual Report filed with the Securities and Exchange Commission on Form 10-KSB for the fiscal year ended December 31, 2001.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 4.   Submission of Matters to a Vote of Securities Holders
-------   -----------------------------------------------------

     The Company held its annual meeting of stockholders on May 10, 2002. In connection with the annual meeting, pursuant to Regulation 14A under the Securities Act of 1934, we furnished our stockholders with a definitive proxy statement with respect to the matters acted upon. The following incumbent directors were re-elected to their positions to serve until the next annual meeting or their successor is elected. The following votes were cast with respect to the election of directors:

                                                  For                 Withheld

     Michael Johnson                           7,553,822               56,238
     Duane Wentworth                           7,543,527               66,533
     Michael Basch                             7,522,191               87,869
     Al Spies                                  7,553,722               56,338

     The Company also submitted two additional proposals for shareholder consideration, which were approved:

     Proposal #2:

          To amend the Company's 1999 Stock Option Plan to increase the number of shares of common stock available for purchase from 2,800,000 to 3,500,000.

                      For             Against      Abstain      Broker Non-Votes

                    2,470,235         489,589      15,611         4,634,625

          Brokers were not permitted to vote on this issue, therefore, Broker Non-Votes did not impact the results.

     Proposal #3:

          Ratification of the appointment of Deloitte & Touche, LLP as the independent auditors of the Company for the fiscal year ended December 31, 2002.

                      For                   Against                  Abstain

                    7,583,498               22,674                    3,888


Item 5.   Other Information
-------   -----------------

     On June 28, 2002 the Company appointed Jeffrey Peotter to its Board of Directors. Mr. Peotter brings over 21 years of software and high-tech experience to InfoNow and has held key management and sales positions with BEA Systems, Leader Group, Inc., Sybase, Hewlett-Packard and AT&T.

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


         Exhibit
         Number                      Exhibit Description
         ------                      -------------------

         10.46 Amendment to Office Lease between Principal Life Insurance Company and InfoNow Corporation dated May 15, 2002.

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            INFONOW CORPORATION



Date:  August 14, 2002                      By:  /s/  Michael W. Johnson
                                               --------------------------------
                                                      Michael W. Johnson
                                                      Chief Executive Officer




Date               Title                              Signature
----               -----                              ---------


August 14, 2002    Chief Financial Officer and        /s/  Harold R. Herbst
                   Executive Vice President           ------------------------
                   (Principal Financial Officer)           Harold R. Herbst


August 14, 2002    Vice President, Controller and     /s/  James L. Medina
                   Treasurer                          ------------------------
                   (Principal Accounting Officer)          James L. Medina