Form 10QSB
period 2002-09-30
INFONOW CORP /
filed 2002-11-14
CIK 879684

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

As of November 14, 2002, there were 9,318,359 shares of the Issuer's common stock outstanding.

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

ITEM 1.    FINANCIAL STATEMENTS

           Unaudited Balance Sheet - September 30, 2002.......................3

           Unaudited Statements of Operations - For the Three and Nine
             Months Ended September 30, 2002 and September 30, 2001...........4

           Unaudited Statements of Cash Flows - For the Nine Months
             Ended September 30, 2002 and September 30, 2001..................5

           Notes to Unaudited Financial Statements............................6


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........11

ITEM 3.    CONTROLS AND PROCEDURES............................................21



                        PART II. OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...................................22

           SIGNATURES.........................................................23

           CERTIFICATIONS.....................................................24



                                  PART I. FINANCIAL INFORMATION
                                  -----------------------------
Item 1.  Financial Statements

                                       INFONOW CORPORATION
                                          BALANCE SHEET
                            (In Thousands, Except Share Information)
                                           (Unaudited)

                                                                                  SEPTEMBER 30,
                                                                                      2002
                                                                                    --------
                                        ASSETS
                                        ------
CURRENT ASSETS:
    Cash and cash equivalents                                                       $  2,384
    Accounts receivable:
          Billed, net of allowance of $37                                              1,689
          Unbilled                                                                       143
    Deferred implementation costs                                                         93
    Prepaid expenses                                                                     291
                                                                                    --------
         Total current assets                                                          4,600
                                                                                    --------

PROPERTY AND EQUIPMENT, net                                                              992

    Non-current deferred implementation costs                                             55
    Other assets and deferred charges                                                     37
                                                                                    --------

TOTAL ASSETS                                                                        $  5,684
                                                                                    ========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                 ------------------------------------
CURRENT LIABILITIES:
    Notes payable and capital leases - current portion                              $    106
    Accounts payable                                                                     625
    Payroll related liabilities                                                          345
    Other liabilities                                                                    121
    Short-term deferred revenues                                                       1,566
                                                                                    --------
         Total current liabilities                                                     2,763

    Notes payable and capital leases, net of current portion                             151
    Long-term deferred revenues                                                          573

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY:
       Preferred stock, $.001 par value; 1,962,335 shares authorized:
       Series A Convertible, 213,483 shares authorized, none issued and outstanding     --
       Series B Convertible Participating, 800,000 shares authorized,
         250,000 shares issued and outstanding at September 30, 2002,
         liquidation preference of $5,000,000                                           --
    Common stock, $.001 par value; 15,000,000 shares authorized, 8,364,162 issued
         and outstanding at September 30, 2002                                             9
    Additional paid-in capital                                                        39,149
    Accumulated deficit                                                              (36,961)
                                                                                    --------
         Total stockholders' equity                                                    2,197
                                                                                    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $  5,684
                                                                                    ========

                          See notes to unaudited financial statements.

                                                3

                               INFONOW CORPORATION
                            STATEMENTS OF OPERATIONS
                  (In Thousands, Except Per Share Information)
                                   (Unaudited)



                                        Three Months Ended    Nine Months Ended
                                        ------------------    -----------------
                                          September 30,         September 30,
                                          -------------         -------------
                                         2002       2001       2002       2001
                                         ----       ----       ----       ----
REVENUES:
    Service and other fees             $ 2,241    $ 1,985    $ 6,703    $ 5,092
    Implementation fees                    792      1,464      2,220      3,929
    License fees                            74        502        122        883
                                       -------    -------    -------    -------

        Total revenues                   3,107      3,951      9,045      9,904
                                       -------    -------    -------    -------

COST OF REVENUES                         1,537      1,528      4,540      4,609
                                       -------    -------    -------    -------

GROSS MARGIN                             1,570      2,423      4,505      5,295

OPERATING EXPENSES:

    Selling and marketing                  689      1,243      2,451      4,032
    Product development                    326        389        949      1,201
    General and administrative             652        745      1,784      2,175
                                       -------    -------    -------    -------
        Total operating expenses         1,667      2,377      5,184      7,408
                                       -------    -------    -------    -------

INCOME/(LOSS) FROM OPERATIONS              (97)        46       (679)    (2,113)

OTHER INCOME (EXPENSE):
    Interest income                          7         14         24         85
    Interest expense                        (7)       (10)       (24)       (36)
                                       -------    -------    -------    -------
        Total other income
                                          --            4       --           49
                                       -------    -------    -------    -------

NET INCOME/(LOSS)                      $   (97)   $    50    $  (679)   $(2,064)
                                       =======    =======    =======    =======

BASIC EARNINGS/(LOSS) PER
 COMMON SHARE                          $  (.01)   $   .01    $  (.08)   $  (.25)
                                       =======    =======    =======    =======

BASIC WEIGHTED AVERAGE
 COMMON SHARES OUTSTANDING               8,362      8,172      8,353      8,157
                                       =======    =======    =======    =======

DILUTED EARNINGS/(LOSS) PER
 COMMON SHARE                          $  (.01)   $   .01    $  (.08)   $  (.25)
                                       =======    =======    =======    =======

DILUTED WEIGHTED AVERAGE
 COMMON SHARES OUTSTANDING               8,362      9,219      8,353      8,157
                                       =======    =======    =======    =======


                  See notes to unaudited financial statements.



                                    INFONOW CORPORATION
                                 STATEMENTS OF CASH FLOWS
                                      (In Thousands)
                                        (Unaudited)



                                                                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                        2002       2001
                                                                      -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                          $  (679)   $(2,064)
    Adjustments to reconcile net loss to net cash provided by (used
         in) operating activities:
         Depreciation and amortization                                    762        819
         Allowance for bad debt                                           (22)        10
         Stock based compensation                                        --           35
         Bonus accrual                                                   (362)      --
         Changes in operating assets and liabilities:
             Restricted cash                                               17         59
             Accounts receivable                                         (232)      (969)
             Other current assets                                         488         24
             Other assets and deferred charges                             18        105
             Accounts payable                                             203        107
             Payroll related and other liabilities                       (107)       651
             Deferred revenue                                               5       (327)
                                                                      -------    -------
         Net cash provided by (used in) operating activities               91     (1,550)

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property and equipment                                    (42)      (414)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options                               156         59
    Principal payments on debt obligations                                (80)      (132)
                                                                      -------    -------
         Net cash provided by (used in) financing activities               76        (73)

NET CHANGE IN CASH AND EQUIVALENTS                                        125     (2,037)

CASH AND EQUIVALENTS, beginning of period                               2,259      4,013
                                                                      -------    -------

CASH AND EQUIVALENTS, end of period                                   $ 2,384    $ 1,976
                                                                      =======    =======

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                            $    18    $    36
                                                                      =======    =======

NON CASH INVESTING AND FINANCING ACTIVITIES:
    Non cash purchases of property and equipment                      $    36    $    69
                                                                      =======    =======


                       See notes to unaudited financial statements.

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

The accompanying financial statements of InfoNow Corporation for the three and nine months ended September 30, 2002 and 2001 are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation. Interim results are not necessarily indicative of results that may be achieved in the future.

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

Revenue Recognition - The company offers its software and managed services to clients in two forms. The first (and historical) method utilizes an application service provider ("ASP") model. Under this business model the Company sells the right to use its software for the term of a specific agreement, and it implements and hosts that solution to meet specific client requirements. The revenue related to the right to use the Company's software is recognized through monthly service fees as services are performed. The implementation fee is deferred and recognized ratably over the longer of the expected customer life or contract term. During the three and nine months ended September 30, 2002, implementation fees of $356,000 and $675,000, respectively, were deferred. Of these deferrals, $14,000 and $23,000 was recognized during the three and nine months ended September 30, 2002, respectively. During the three and nine months ended September 30, 2001, implementation fees of $121,000 and $296,000, respectively, were deferred. Of these deferrals, $8,000 and $19,000 was recognized during the three and nine months ended September 30, 2001, respectively.

The second method of delivering our software and services is via a licensed software with managed services model, sometimes referred to as the license-hosted model. The Company began offering this model in 2001. Under this model, the Company sells clients a perpetual license for its software. The customer can install the software on their own in-house systems, or, as is most often the case, InfoNow will host the software and perform related services for them under a managed services agreement. Under this model, the Company recognizes both license and implementation revenues under Statement of Position 97-2 ("SOP 97-2") on a percentage-of-completion basis, and it recognizes software maintenance fees and monthly service fees as earned. Losses are recognized immediately if projected direct costs exceed anticipated revenues.

For certain projects, the Company invoices for work yet to be performed, pursuant to the contractual terms of the arrangement. These pre-billed amounts totaled $243,000 at September 30, 2002 and are reflected as short-term deferred revenues in the accompanying balance sheet.

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

The Company will adopt SFAS 143, "Accounting for Asset Retirement Obligations", no later than January 1, 2003. Under SFAS 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The Company is still studying this newly-issued standard to determine, among other things, whether it has any asset retirement obligations which are covered under the scope of SFAS 143. The effect to the Company of adopting this standard, if any, has not yet been determined.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Under SFAS No. 145, gains and losses from extinguishment of debt shall be classified as extraordinary items only if they meet certain criteria for classification as extraordinary items in APB Opinion No. 30. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and also makes various technical corrections to existing pronouncements that are not substantive in nature. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective in fiscal years beginning after May 15, 2002, with early application encouraged. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. This amendment and the other issues addressed in SFAS No. 145 did not have a material effect on the Company's financial position or results of operations.

In May 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146, addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for an exit cost or disposal activity be recognized when the liability is incurred, whereas under EITF No. 94-3, a liability was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS 146 is not expected to have a material impact on the Company's financial position or results of operations.

Income Taxes - The Company accounts for its tax liabilities in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets are then reduced by a valuation allowance for amounts which do not satisfy the realization criteria of SFAS No. 109. As a result of the valuation allowance, the Company had no net deferred tax assets at September 30, 2002 or September 30, 2001.

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

During the nine months ended September 30, 2002, the Company received $156,000 of proceeds from the exercise of 104,746 options by former employees pursuant to the terms of the original options.

Net Loss Per Common Share - The loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share ("EPS"). Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for the three months ended September 30, 2002 and the nine months ended September 30, 2002 and 2001 because the Company had losses from operations in those periods and the effect of all potential common stock issuances was anti-dilutive. For the three and nine months ended September 30, 2002, 4,248,293 stock options and 201,387 warrants were excluded from the diluted EPS calculation because their effect would have been anti-dilutive. For the nine months ended September 30, 2001, 3,722,569 stock options and 221,387 warrants were excluded from the diluted EPS computation because their effect would have been anti-dilutive. Convertible preferred shares that, if converted, would result in 954,197 shares of common stock were also excluded from the diluted EPS computation for the three months ended September 30, 2002 and the nine months ended September 30, 2002 and 2001 because their effect would have been anti-dilutive. For the three months ended September 30, 2001, the convertible preferred shares were assumed to be converted into 950,570 shares of common stock for purposes of the diluted EPS calculation since their effect was dilutive.

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

Reclassifications - Certain amounts in the prior year financial statements have been reclassified to conform to the current year classifications. These reclassifications were due to the Company adding more specific line item detail to its financial statements in the current year.

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

During the three and nine months ended September 30, 2002, the Company received $1,713,000, or 55%, and $4,676,000, or 52%, respectively, of its revenue from one global organization. Prior to the third quarter of 2002, this entity had three business units that were customers of the Company. However, due to a merger of this entity with an existing customer, this organization now has five business units that are counted as five customers of the Company. No other customer accounted for more than 10% of the Company's revenue during the three and nine months ended September 30, 2002. As of September 30, 2002, that same organization accounted for approximately 56%, or $943,000, of the Company's net accounts receivable balance. The loss of this client, reduction in revenues from this client, or its inability or failure to pay would have a material adverse impact on the Company's financial condition and results of operations. During the three months ended September 30, 2001, the Company received 38%, or $1,499,000, of its revenues from this client, and 11%, or $424,000, from another client. No other customers accounted for more than 10% of revenue during the three months ended September 30, 2001. During the nine months ending September 30, 2001, the Company received 31%, or $4,364,000, of its revenue from this client. No other customers accounted for more than 10% of the Company's revenue during the nine months ended September 30, 2001.

Segment Information - The Company operates in a single reportable segment and all revenues from customers are primarily from the sale of its Enterprise Channel Management software and services.

2.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

Through September 30, 2002, the Company leased approximately 27,000 square feet of office space under two leases at an average rate of approximately $14.00 per square foot. The leases were with unrelated parties and one of the leases was a sublease that terminated on September 30, 2002. The Company renegotiated both leases and, effective October 1, 2002, both leases were combined into one new lease agreement, covering the same office space. Under the new lease, the average rate per square foot increased to $16.50 per square foot for the period between October 1, 2002 and June 30, 2003. The rate increases to $17.00 per square foot from July 2003 through September 2005 and $18.00 per square foot from October 2005 through September 2007, when the lease expires. The new lease contains a refurbishment allowance of $326,000, of which the Company utilized approximately $35,000 to improve the premises and $18,000 to offset a portion of its rent obligation for September 2002. The Company expects to use the remaining $273,000 to offset future rent obligations from October 2002 through May 2003. Rent expense, net of the refurbishment allowance, will be recognized on a straight-line basis over the term of the lease.

From time to time the Company may be involved in litigation that arises in the normal course of business operations. As of the date of this report, the Company is not a party to any litigation.

The Company received correspondence in 2001 from Murex Licensing Corporation asserting that certain technologies employed by the Company infringe on patents owned by Murex. During 2002 the Company has received further correspondence from Murex stating Murex's belief that InfoNow is required to enter into a license agreement with Murex for the use of Murex's technology. While the Company is continuing to evaluate Murex's position, at this point it believes that the patent infringement and license agreement obligation claims asserted in the correspondence from Murex are without merit, and the Company intends to defend against them vigorously should Murex bring a formal claim or litigation against the Company. The Company has executed a nondisclosure agreement and has exchanged information with Murex which may facilitate resolution of this matter. Notwithstanding the existence of meritorious defenses, any litigation over the scope and application of patents or similar intellectual property claims could involve significant costs of defense, risks and uncertainties.

3.   SUBSEQUENT EVENTS
     -----------------

On November 14, 2002 the Company executed a two year contract with an existing client for the Company's Point-of-Sale solution. InfoNow's Channel Point-of-Sales solution enables channel-focused companies to track end-customer sales through the channel and identify customer names, parent companies and affiliations. Data collected from sales transactions can then be used to focus sales and marketing efforts, better reward sales personnel for both direct and indirect sales, and gain critical visibility into sales channels. The total contract value is $1,500,000, which will be recognized over the term of the contract consistent with the Company's revenue recognition policies described above.

On October 24, 2002, Putnam OTC and Emerging Growth Fund (the "Putnam OTC Fund") converted 200,000 shares of the Company's Series B Convertible Participating Preferred Stock into 763,358 shares of the Company's Common Stock, and on October 25, 2002, Putnam Emerging Information Sciences Trust (the "Putnam Trust Fund") converted 50,000 shares of the Company's Series B Convertible Participating Preferred Stock into 190,839 shares of the Company's common stock. In the aggregate, the shares received by the Putnam OTC Fund and the Putnam Trust Fund in the conversion represented approximately 10.24% of the Company's outstanding shares of Common Stock at September 30, 2002. These were the only owners of the Company's Series B Convertible Participating Preferred Stock. Accordingly, there are no other shares of the Company's Series B Convertible Participating Preferred Stock issued and outstanding.

Item 2.    Management's Discussion and Analysis or Plan of Operation.
-------    ----------------------------------------------------------
The following discussion and analysis of the financial condition and results of operations for InfoNow should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere in this report. This discussion contains statements that are not historical fact. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our industry and business and include statements about markets for our software and services, planned development of products and anticipated expense and revenue levels. These forward-looking statements contain words such as "anticipate", "believe", "plan", "expect" or similar language and are intended to qualify for the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to business and economic risks. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of many factors, including those set forth in this discussion and in other documents we have filed with the Securities and Exchange Commission.

General Information and Overview

We provide Enterprise Channel Management solutions in the form of software and services primarily to Global 2000 companies that sell through dealers, distributors, agents, branches or resellers (collectively referred to as channel partners). Our software and services help companies use the power of the Internet to sell to and service end-customers by effectively managing channel partners worldwide, providing partners and end-customers with information about their products and services, connecting end-customers with channel partners, capturing and managing leads through the sales cycle, promoting and selling a company's branded products and services online, and providing meaningful insights into their customers and the partners serving them. This in turn enables companies to increase revenues, lower operating costs and deliver a significant return on investment.

As of September 30, 2002, we had 45 clients versus the 56 we had as of September 30, 2001. We have and may continue to experience decreases in our client count for various reasons, including client consolidation. Despite the reduction in the number of clients, our contracted managed service fees increased from $752,000 per month as of September 30, 2001 to $824,000 per month as of September 30, 2002. Most of our clients are Global 2000 companies with extensive channel partner networks. Our clients include Apple, Avaya, Bank of America, The Hartford, Hewlett Packard, Lexmark, Maytag, Visa, Vision Service Plan and Wachovia Corporation.

We offer our solutions to clients in two forms. The first (and historical) method utilizes an application service provider ("ASP") model. Under this business model we sell the right to use our software for the term of a specific agreement, and we implement and host that solution to meet specific client requirements. The revenue related to the right to use our software is recognized through monthly service fees as services are performed. The implementation fee and related direct costs are deferred and recognized ratably over the longer of the expected customer life or contract term. Since most of our contracts range from one to three years in duration, the customer life is typically the longer deferral period and is estimated to be three years. This estimate is based on a number of factors including customer turnover, the rate of change for the technology underlying our solutions and the expectation that our customers will continue to convert from the ASP model to the license-hosted model, under which software, implementation fees and direct costs are not deferred and are recognized on a percentage of completion basis.

The second method of delivering our software and services is via a licensed software and managed services model, sometimes referred to as our license-hosted model. We began offering this model in 2001 and we expect it to be our predominant methodology going forward. Under this model, we sell our clients a perpetual license for our software. They can install our software on their own in-house systems, or we will host the software and perform related services under a managed services agreement. Under this model, we recognize both license and implementation revenues under Statement of Position 97-2 ("SOP 97-2") on a percentage-of-completion basis, and we recognize software maintenance fees and monthly service fees as earned.

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

A typical contract could include six separate revenue producing components: a software license fee, an implementation fee, a managed service fee, a variable monthly transaction fee, a software maintenance fee, and other fees.

License/Implementation fees:

     o The software license fee applies to all configured application software and related functionality used in the client's application.

     o The implementation fee applies to the configuration of a tailored, client-specific software interface to the system and the design and configuration of client business rules and databases.

Monthly service fees:

     o The managed service fee applies to hosting and provision of the service, as well as performance of routine maintenance to client databases and core systems.

     o The variable monthly transaction fee includes charges for system usage in excess of contracted thresholds.

     o The software maintenance fee (for customers utilizing a licensed-hosted model), which is typically billed one year in advance and amortized into revenue on a monthly basis, includes updates to the client's software and support.

Other fees:

     o Variable fees included under this heading are pass-through charges for voice recordings, faxes, geocoding, and telecommunications charges.

Revenue from software maintenance fees, recurring managed service fees and variable monthly fees is recognized as the services are performed. Revenue from software license fees and implementation fees is recognized ratably over either the expected term of the client relationship (for ASP contracts) or the implementation period on a percentage of completion basis (for licensed-hosted contracts). During 2002, we began to recognize commission expense for our sales representatives at the time of contract execution or as services are performed, depending upon the revenue components of the contract. The historical method generally was to recognize commission expense at the time of contract execution. This change is based on a change in commission policy that allows for recovery of commission payments if the client receives a refund. The new commission plan resulted in $103,000 and $194,000 of lower commission expense during the three and nine months ended September 30, 2002, respectively, than would have been recognized using the historical methodology.


The following table summarizes the distribution of our employees as of September 30, 2002 and September 30, 2001:

                                              September 30,       September 30,
                                                  2002                2001

Staff related to the Cost of Revenues              71                  57

Selling and Marketing                              15                  25

Product Development                                12                  14

General and Administrative                         12                  12

   Total Employees                                110                 108

Included in the table above are 96 full-time employees and 14 temporary employees at September 30, 2002, and 107 full-time employees and one part-time employee at September 30, 2001.


Results of Operations

Comparison of the Three Months Ended September 30, 2002 with the Three Months Ended September 30, 2001.

Revenues. Our revenues consist primarily of implementation fees, license fees and monthly service fees from new and existing customers. Total revenues decreased by $844,000, or 21%, to $3,107,000 for the three month period ended September 30, 2002 from $3,951,000 for the same period in the previous year.

Service Fees - Monthly service fees were $2,197,000 during the three months ended September 30, 2002, an increase of $267,000, or 14%, from $1,930,000 during the three months ended September 30, 2001. This increase is net of $133,000 in lost monthly service fees due to customer terminations. Approximately $225,000 of the increase is the result of the managed service fees associated with the $10 million contract we signed during the second quarter of 2001, while the remaining $175,000 of the increase was generated by additional services sold to new and existing clients. Monthly service fees comprised 71% of total revenue during the third quarter of 2002, compared to 49% during the same period a year earlier.

Implementation Fees - Revenues generated from implementation fees during the three months ended September 30, 2002 decreased by $672,000, or 46%, to $792,000 from $1,464,000 during the three months ended September 30, 2001. This decrease is primarily attributable to a $396,000 reduction in revenue recognition related to contracts with implementation fees that were deferred in previous years under the ASP model. The remaining $276,000 decrease in implementation fees was caused by a decline in the sales of our products and services.

License Fees - License fees were $74,000 during the three months ended September 30, 2002, a decrease of $428,000 from the $502,000 of license fees during the three months ended September 30, 2001. The decrease is attributable to a decline in the number of new contracts with license fee components in 2002. License fees represented approximately 2% of total revenue during the third quarter of 2002 and 13% of revenue during the third quarter of 2001. We anticipate that a higher percentage of contracts will be executed under license-hosted arrangements as it becomes our predominant business model over time. Therefore, we expect an increased portion of our future revenues to be generated by the sales of our licensed software.

Other Fees - Other fees decreased by $11,000, or 20%, to $44,000 during the third quarter of 2002 from $55,000 during the third quarter of 2001. The decrease in other revenues is attributable to a decrease in the number of contracts with charges for voice recordings, faxes, geocoding and telecommunications charges, as well as a reduction in interactive voice response transaction volume.

To date, we have recognized total revenue of $4,494,000 on the $10 million contract, consisting of $3,151,000 in managed service fees, $1,072,000 in implementation fees and $271,000 in license fees.

Cost of Revenues. Our cost of revenues includes technical personnel salaries and related personnel costs, data royalties, software costs, depreciation for server equipment, reimbursable expenses such as telecommunications and contract labor related to specific projects, co-location facility fees and other direct costs related to operating our data centers, as well as the recognition of previously deferred implementation expenses. Cost of revenues increased to 49% of revenues for the three months ended September 30, 2002 from 39% of revenues for the three months ended September 30, 2001. The increase is attributable to the fact that our cost of sales did not decrease in proportion to the decline in revenue discussed above primarily because we increased staffing levels during the second half of 2001 and first half of 2002 in order to support the growth in our business and those staffing levels have been maintained in anticipation of continued future growth. Total cost of revenues increased by $9,000, or 1%, to $1,537,000 during the third quarter of 2002 from $1,528,000 during the third quarter of 2001. $61,000 of the increase in our cost of revenues is a result of an increase in personnel and personnel support costs due to the hiring of additional staff to implement, maintain and support services to our clients. In addition, our data center costs increased $55,000 primarily as a result of increased software costs and data royalties incurred to expand the infrastructure for delivering our services. We also experienced a $34,000 increase in the recognition of implementation expense on contracts that were deferred under ASP arrangements. The increases in our cost of sales associated with personnel, data center costs and implementation expense were partially offset by a $73,000 reduction in bonus expense. In addition, contract labor costs decreased $68,000 as a result of the increase in personnel and software, which reduced the need for outside consulting. The decline in business activity also contributed to the reduction in contract labor costs.

Selling and Marketing Expenses. Selling and marketing expenses consist of sales, pre-sales, marketing and business development personnel costs and related expenses, travel and entertainment, sales commissions, and advertising and promotion costs. These costs decreased to 22% of revenues for the three months ended September 30, 2002 from 31% of revenues for the three months ended September 30, 2001. The total amount of selling and marketing expenses decreased by $554,000, or 45%, to $689,000 during the third quarter of 2002 from $1,243,000 during the third quarter of 2001. The change is partially attributable to a $210,000 decrease in personnel related costs due to a reduction in the number of sales and marketing personnel. In addition, commission expense decreased by $131,000 as a result of lower sales levels and the commission policy change. We also experienced an $85,000 reduction in public relations and advertising and promotion consulting costs, as well as a $66,000 decrease in travel and entertainment expenses. Also contributing to the decrease in selling and marketing expenses was a $44,000 decrease in costs associated with our outsourced lead generation efforts and an $18,000 decrease in trade show expenses.

Product Development Expenses. Product development expenses consist of time spent on development of our Enterprise Channel Management software that is not specifically associated with a client contract and consist primarily of salaries and related costs and subcontracted costs. For the three months ended September 30, 2002, product development expenses decreased $63,000, or 16%, to $326,000 from $389,000 for the three months ended September 30, 2001. During the third quarter of 2002 we experienced a $39,000 reduction in bonus expense and a $17,000 reduction in contract labor costs. In addition, personnel and related personnel support costs decreased $7,000 due to lower staffing levels. Product development costs in relation to revenue remained flat at 10% of revenue for the quarters ended September 30, 2002 and 2001.

General and Administrative Expenses. General and administrative expenses relate to the personnel costs of our executive management, finance, investor relations, human resources and other corporate functions, general expenses such as legal and accounting fees, insurance and costs related to our facilities. These costs increased to 21% of revenues for the three months ended September 30, 2002 from 19% of revenues for the three months ended September 30, 2001. The total amount of general and administrative costs over the same periods decreased $93,000, or 12%, to $652,000 during the third quarter of 2002 from $745,000 during the third quarter of 2001. $109,000 of the decrease in general and administrative costs was a result of lower bonus expenses. We also experienced a $22,000 decrease in travel costs, as well as a $14,000 decrease in legal, accounting and other professional fees during the third quarter of 2002. Partially offsetting the decreases in general and administrative expenses related to bonuses, travel costs and professional fees was $52,000 of increases associated primarily with our facilities and insurance costs.

Non-Operating Income (Expense). We had no net non-operating income during the three months ended September 30, 2002, compared to net non-operating income of $4,000 for the three months ended September 30, 2001. The reduction of $4,000 is primarily attributable to lower interest income on cash and cash equivalents resulting from lower interest rates during the third quarter of 2002 compared to the third quarter of 2001. Our funds earned interest at a rate of approximately 1.3% during the quarter ended September 30, 2002 compared to 3.2% during the quarter ended September 30, 2001. See "Liquidity and Capital Resources" below for an explanation of the use of cash and cash equivalents during the periods presented for 2002.

Net Income/Loss. Net loss for the three months ended September 30, 2002 was $97,000 compared to net income of $50,000 for the three months ended September 30, 2001, a $147,000 decrease. This decrease is primarily attributable to an $844,000, or 21%, decrease in total revenues, which was partially offset by a $697,000, or 18%, decrease in total expenses for the quarter ended September 30, 2002, compared to the quarter ended September 30, 2001, as discussed above.

Comparison of the Nine Months Ended September 30, 2002 with the Nine Months Ended September 30, 2001.

Revenues. Total revenues decreased by $859,000 to $9,045,000 for the nine-month period ended September 30, 2002 from $9,904,000 for the same period in the previous year.

Service Fees - Monthly service fees were $6,578,000 during the nine months ended September 30, 2002, an increase of $1,670,000, or 34%, from $4,908,000 during the nine months ended September 30, 2001. This increase is net of $323,000 in lost monthly service fees due to customer terminations. Approximately $1,578,000 of the increase is the result of the $10 million contract we secured during the second quarter of 2001, while the remaining $415,000 of the increase was generated by additional sales to new and existing clients. Monthly service fees comprised 73% of total revenue during the nine months ended September 30, 2002, compared to 50% during the same period a year earlier.

Implementation Fees - Revenues generated from implementation fees during the nine months ended September 30, 2002 decreased by $1,709,000, or 43%, to $2,220,000 from $3,929,000 during the nine months ended September 30, 2001. This decrease is primarily attributable to a $941,000 reduction in implementation fees caused by lower sales of our products and services. The decrease in implementation fees was also caused by a $768,000 decline in the recognition of previously deferred revenue.

License Fees - License fees were $122,000 during the nine months ended September 30, 2002, a decrease of $761,000 from the $883,000 of license fees during the nine months ended September 30, 2001. The decrease is attributable to a decline in the number of contracts with license fee components in 2002. License fees represented approximately 1% of total revenue during the nine months ended September 30, 2002 and 9% of revenue during the nine months ended September 30, 2001. We anticipate that a higher percentage of contracts will be executed under license-hosted arrangements as it becomes our predominant business model over time. Therefore, we expect an increased portion of our future revenues to be generated by the sales of our licensed software.

Other Fees - Other fees decreased by $59,000, or 32%, to $125,000 during the nine months ended September 30, 2002 from $184,000 during the nine months ended September 30, 2001. The decrease in other revenues is attributable to a decrease in the number of contracts with charges for voice recordings, faxes, geocoding and telecommunications charges, as well as a reduction in interactive voice response transaction volume.

Cost of Revenues. The cost of revenues increased to 50% of revenues for the nine months ended September 30, 2002 from 47% of revenues for the nine months ended September 30, 2001. The total cost of revenues decreased by $69,000, or 1%, to $4,540,000 during the nine months ended September 30, 2002 from $4,609,000 during the nine months ended September 30, 2001. Contract labor costs decreased $188,000 due to an increase in personnel and software, which reduced the need for outside consulting. The decline in business activity also contributed to the reduction on contract labor costs. In addition, bonus expense decreased $147,000 primarily as a result of the reversal of the 2001 bonus accrual. We also experienced a $45,000 decline in bad debt expense, a $36,000 reduction in the recognition of implementation expense on contracts that were deferred under ASP arrangements, and a $4,000 reduction in travel costs. The decreases in our cost of sales associated with contract labor, bonuses, bad debt expense, implementation expense and travel costs were partially offset by a $216,000 increase in our personnel and personnel support costs due to the hiring of additional personnel in the second half of 2001 and the first half of 2002 to implement, maintain and support services to our clients. Our data center costs also increased by $135,000 primarily due to increased software costs and data royalties as we continued to expand the infrastructure for delivering our services.

Selling and Marketing Expenses. Selling and marketing expenses decreased to 27% of revenues for the nine months ended September 30, 2002 from 41% of revenues for the nine months ended September 30, 2001. The total amount of selling and marketing expenses decreased by $1,581,000, or 39%, to $2,451,000 during the nine months ended September 30, 2002 from $4,032,000 during the nine months ended September 30, 2001. The change is partially attributable to a $770,000 decrease in personnel related costs due primarily to a reduction in the number of sales and marketing personnel. We also experienced a $297,000, or 49%, decrease in public relations and advertising and promotion consulting costs and a $205,000 decrease in commissions due to lower sales levels and the commission policy change. Also contributing to the reduction in selling and marketing expenses was a $193,000 decrease in travel costs, a $100,000 decline in trade show expenses, and a $69,000 decrease in bonuses as a result of the reversal of the 2001 bonus accrual. The decreases in selling and marketing expenses related to personnel, consulting, commissions, travel costs, trade show expenses, commissions, and bonuses were partially offset by a $53,000 increase in costs associated with our outsourced lead generation efforts.

Product Development Expenses. For the nine months ended September 30, 2002, product development expenses decreased $252,000, or 21%, to $949,000 from $1,201,000 for the nine months ended September 30, 2001. During the nine months ended September 30, 2002 we experienced a $113,000 reduction in bonus expense mainly as a result of the reversal of the 2001 bonus accrual. In addition, contract labor costs decreased by $60,000. Personnel and related personnel support costs decreased $53,000 due to lower staffing levels during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Travel expenses also decreased by $26,000. Product development costs decreased to 10% of revenue for the nine months ended September 30, 2002 from 12% of revenue for the nine months ended September 30, 2001.

General and Administrative Expenses. General and administrative expenses decreased to 20% of revenues for the nine months ended September 30, 2002 from 22% of revenues for the nine months ended September 30, 2001. The total amount of general and administrative costs over the same periods decreased $391,000, or 18%, to $1,784,000 during the first nine months of 2002 from $2,175,000 during the first nine months of 2001. $332,000 of the decrease in general and administrative costs was primarily a result of the reversal of the 2001 bonus accrual. We also experienced a $105,000 decrease in personnel related costs during the nine months ended September 30, 2002, which was primarily attributable to lower staffing levels throughout 2002, as well as a reduction in salary continuation payments for terminated employees. In addition, travel expenses decreased $68,000. The decreases in general and administrative expenses related to bonuses, personnel and travel costs were partially offset by increases in facilities costs, investor relations expenses and professional fees of $78,000, $28,000 and $8,000, respectively.

Provision for Income Tax Expenses. InfoNow has paid no income taxes since its inception and has not recorded a provision for income taxes due to valuation allowances provided against net deferred tax assets, which consist primarily of operating loss carryforwards.

Non-Operating Income (Expense). We had no net non-operating income during the nine months ended September 30, 2002, compared to net non-operating income of $49,000 for the nine months ended September 30, 2001. The reduction of $49,000 is primarily attributable to lower interest income on cash and cash equivalents resulting from lower interest rates during the first nine months of 2002 compared to the first nine months of 2001. Our funds earned interest at a rate of approximately 1.0% during the first nine months of 2002 compared to 3.6% during the first nine months of 2001.

Net Loss. Net loss for the nine months ended September 30, 2002 was $679,000 compared to $2,064,000 for the nine months ended September 30, 2001, a $1,385,000 decrease. This decrease is primarily attributable to a $2,244,000, or 19%, decrease in total expenses, which was partially offset by a $859,000 decrease in total revenues for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001, as discussed above.

Liquidity and Capital Resources

InfoNow has financed its operations primarily through the placements of private equity securities and, to a lesser extent, through borrowing and equipment leasing arrangements. We have received a total of approximately $13,800,000 from private offerings and have received an additional $2,667,000 from the exercise of stock options and warrants since we began offering our channel management solutions in 1996. In February 2002, we secured a bank credit facility with both a $1,000,000 revolving line of credit to support future operating needs of the company and a $1,000,000 equipment facility to support future investing needs of the organization. We have not drawn on either the revolver or the equipment facility. The bank credit facility requires that we meet various covenants. We failed to meet certain of the financial covenants in the months of March 2002 through June 2002. We have obtained waivers for the instances of non-compliance from March 2002 through June 2002. In addition, the bank has revised its financial covenants based on our current business environment and our business plan. We are not permitted to draw on the bank credit facility if we are out of compliance with any of the covenants. As of the date of this report, we are in compliance with all covenants.

We had cash and cash equivalents of $2,384,000 at September 30, 2002, compared to $2,259,000 at December 31, 2001. The increase of $125,000 is due to $156,000 of cash proceeds from stock option exercises and $91,000 of cash generated by our operating activities, which were partially offset by principal payments on debt obligations and capital expenditures of $80,000 and $42,000, respectively.

Net cash generated by operating activities during the nine months ended September 30, 2002 was $91,000, compared to net cash used in operating activities of $1,550,000 during the nine months ended September 30, 2001. The change of $1,641,000 is primarily due to a $1,385,000 decrease in our net loss as well as changes in working capital and non-cash charges.

Cash used in investing activities decreased to $42,000 for the nine months ended September 30, 2002, compared to cash used in investing activities of $414,000 for the nine months ended September 30, 2001. The cash used in investing activities during both periods was primarily related to the purchase of computer hardware and software for both personnel and our data centers. We had adequate capacity to support current business activity and, therefore, capital expenditures were lower during the first nine months of 2002 than during the first nine months of 2001.

Net cash provided by financing activities during the nine months ended September 30, 2002 was $76,000, which consisted of $156,000 in proceeds received from the exercise of stock options, net of $80,000 of principal payments on debt obligations. Net cash used in financing activities during the nine months ended September 30, 2001 was $73,000, consisting of $132,000 of principal payments on debt obligations net of $59,000 in proceeds received from the exercise of stock options.

Variation in the timing of our cash receipts and disbursements can significantly impact our overall cash flow for a given period and there can be no assurance that our current cash balance will be sufficient to fund operations.

If we believe it is advisable, we may seek additional funding to continue our operations. Our ability to successfully complete an offering to obtain additional funding is dependent on a number of factors. There can be no assurances that we can successfully complete an equity or debt placement, or that a placement can be concluded on the terms and conditions that would be acceptable to us.



The following table summarizes the Company's contractual payments and obligations by period (amounts in thousands):

Contractual Obligations                                             Payment Due by Period

                                           Total        Less Than 1 year    1-3 years    4 - 5 years     After 5 years
Capital Lease Obligations                $    291         $    125           $   166      $       -       $     -

Operating Leases                            2,095              186               930            979             -

Total Contractual Cash Obligations       $  2,386         $    311           $ 1,096      $     979       $     -


Through September 2002, we leased approximately 27,000 square feet of office space under two leases at an average rate of approximately $14.00 per square foot. The leases were with unrelated parties and one of the leases was a sublease that terminated on September 30, 2002. The Company renegotiated both leases and, effective October 1, 2002, both leases were combined into one new lease agreement, covering the same office space. Under the new lease, the average rate per square foot increased to $16.50 per square foot for the period between October 1, 2002 and June 30, 2003. The rate increases to $17.00 per square foot from July 2003 through September 2005 and $18.00 per square foot from October 2005 through September 2007, when the lease expires. The new lease contains a refurbishment allowance of $326,000, of which we utilized approximately $35,000 to improve the premises and $18,000 to offset a portion of our rent obligation in September 2002. We expect to use the remaining $273,000 to offset future rent obligations from October 2002 through May 2003. In the Contractual Obligations table above, the Operating Leases commitments are net of the utilization of the remaining refurbishment allowance to offset rent payments.

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

     o Retain existing customers and related managed service fees, expand services and revenues to existing customers, and attract new customers;

     o Maintain sales levels to existing customers despite consolidation among our clients;

     o Continue to sell our software and services in a challenging economic environment;

     o Accurately forecast and meet demands for our services, including our ability to maintain technical performance of the systems as new clients are added;

     o    Maintain our ability to serve new and existing customers;

     o Improve our operational and financial systems in order to address planned growth in our operations;

     o Maintain pricing and adequate profit margins on our products and services;

     o    Retain and attract qualified technical, sales and other key personnel;

     o Develop and protect products and enhancements to our software and services and control development costs of those enhancements;

     o    Manage our affairs to avoid litigation;

     o    Operate our business in accordance with our operating budget;

                                       19

     o    Respond to competitive threats; and

     o    Raise additional capital, if needed.

Our assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our ability to control.

We believe that the assumptions underlying our forward-looking statements are reasonable. However, our assumptions may prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized, particularly in light of our increasing reliance on one major customer. You should not regard any statements made in this report on Form 10-QSB as a representation by InfoNow or any other person that we will achieve our objectives.

We utilize two Internet data centers maintained by Inflow, Inc. to provide services to our customers. The data centers are housed in two separate facilities, one in Denver, Colorado and one in Thornton, Colorado. These facilities have safeguard protections such as a fire detection and suppression system, redundant telecommunications access and 24-hour systems maintenance support. We also maintain off-site storage of backups. In May 2002 Inflow informed us that, as part of their restructuring, they would shut down four of their 17 data centers, including a facility in Denver that housed one of our data processing operations. As a result, in August 2002 we substantially completed the relocation of our data center equipment to a different site, in Thornton, Colorado.

Two of our large clients merged during the third quarter of 2002, creating one global organization that made up 52% of our revenue during the nine months ended September 30, 2002. Prior to the merger, one of the constituent entities in the merger was our largest client and made up 46% of our revenue during the first nine months of 2002. We are currently negotiating contract renewals with this client. The effects that the merger and the renewal negotiation will have on our future results are currently uncertain. Notwithstanding the merger and renewal negotiation, we continue to enhance the business relationship with our largest client.

We received correspondence in 2001 from Murex Licensing Corporation asserting that certain technologies employed by us infringe on patents owned by Murex. During the first half of 2002 we received further correspondence from Murex, which stated their belief that InfoNow is required to enter into a license agreement with them for the use of their technology. While we are continuing to evaluate Murex's position, at this point we believe that the patent infringement and license agreement obligation claims asserted in the correspondence from Murex are without merit, and we intend to defend against them vigorously should Murex bring a formal claim or litigation against us. We have executed a nondisclosure agreement and we have exchanged information with Murex that may facilitate resolution of this matter. Notwithstanding the existence of meritorious defenses, any litigation over the scope and application of patents or similar intellectual property claims could involve significant costs of defense, risks and uncertainties.

Our shares are currently listed on The Nasdaq SmallCap Market. This listing is dependent upon us maintaining certain minimum listing standards, including, among others, minimum bid price and stockholders' equity standards. Between July 16, 2002 and August 26, 2002 our stock traded for 30 consecutive business days below the $1.00 minimum bid price (based on the 4:00 p.m. close). As a result, we received a deficiency notice from the Nasdaq's Listing Qualifications

Department advising that we had been afforded a "grace" period of 180 days to regain compliance with the minimum bid price requirement. In order to achieve compliance during the grace period for bid price, we must demonstrate compliance with this standard for a minimum of 10 consecutive business days prior to February 24, 2003. Because our stockholders' equity balance of $2,197,000 at September 30, 2002 was below the $2,500,000 minimum requirement, we are in violation of the equity standard for continued listing on the Nasdaq SmallCap Market. As a result, we expect to receive a deficiency letter from Nasdaq indicating we are out of compliance with the minimum stockholders' equity requirement. As mentioned during our third quarter conference call, our outlook for the fourth quarter of 2002 is positive and we expect to have stockholders' equity of greater than $2,500,000 at year-end 2002. In the event that Nasdaq initiates delisting proceedings against us as a result of the foregoing deficiencies, we expect to engage in appropriate communications with Nasdaq in order to maintain the listing of our shares of common stock on the Nasdaq SmallCap Market. There can be no assurance, however, that we will meet our financial projections or that Nasdaq will not delist our shares of common stock. If our common stock is delisted, trading in our common stock would then be conducted in the over-the-counter market on the OTC Bulletin Board, and we would become subject to the penny stock rules maintained by the Commission. These rules impose additional sales practice requirements on broker-dealers before our stock could be sold to the customers of broker dealers. The additional sales practice requirements could materially adversely affect the willingness or ability of broker-dealers to sell our common stock. As a result it may be difficult to sell shares or obtain accurate quotations as to the price of our shares. In addition, should we deem it advisable, it may be more difficult to obtain additional equity financing needed for future expansion of our operations due to the liquidity concerns of potential investors.

For a more comprehensive discussion of the risk factors associated with our business, please refer to our Annual Report filed with the Securities and Exchange Commission on Form 10-KSB for the fiscal year ended December 31, 2001.

Item 3.    Controls and Procedures.
-------    ------------------------
Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission filings relating to the Company (including its consolidated subsidiaries). There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K.

          On August 14, 2002 the Company filed a Form 8-K to report the Chief Executive Officer and Chief Financial Officer certification of the Company's Form 10-QSB for the quarter ended June 30, 2002, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

          On August 28, 2002 the Company filed a Form 8-K to report that it received correspondence from Nasdaq informing the Company that it has until February 24, 2003 to regain compliance with the Nasdaq's minimum bid price standards for continued listing on The Nasdaq SmallCap Market.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            INFONOW CORPORATION



Date:  November 14, 2002                    By:  /s/  Michael W. Johnson
                                               -------------------------------
                                                      Michael W. Johnson,
                                                      Chief Executive Officer



Date                   Title                              Signature
----                   -----                              ---------

November 14, 2002      Chief Financial Officer and        /s/  Harold R. Herbst
                       Executive Vice President           ---------------------
                       (Principal Financial Officer)           Harold R. Herbst


November 14, 2002      Vice President, Controller and     /s/  James L. Medina
                       Treasurer                          ---------------------
                       (Principal Accounting Officer)          James L. Medina

CERTIFICATIONS

I, Michael W. Johnson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of InfoNow Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/  Michael W. Johnson
-----------------------------
     Michael W. Johnson
     Chief Executive Officer

CERTIFICATIONS


I, Harold R. Herbst, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of InfoNow Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/  Harold R. Herbst
-----------------------------
     Harold R. Herbst
     Chief Financial Officer