Form 10KSB
period 2002-12-31
INFONOW CORP /
filed 2003-03-26
CIK 879684

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________ .

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2002 were $12,778,679.

The aggregate market value of the voting and non-voting common equity held by nonaffiliates based on the closing sales price of such stock on March 24, 2003 was $10,995,664.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 24, 2003 was:

     Common Stock, $.001 par value                       9,318,359
     -----------------------------               --------------------------
               Class                                       Shares

Transitional Small Business Disclosure Format (check one):      Yes [ ]  No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders to be held on May 9, 2003, are incorporated by reference into Part III, Items 9-13, of this Form 10-KSB.

InfoNow Corporation

                                   Form 10-KSB

                   For the Fiscal Year Ended December 31, 2002

                                      INDEX

                                     Part I

Item 1.  Description of Business...............................................3
Item 2.  Description of Property..............................................14
Item 3.  Legal Proceedings....................................................15
Item 4.  Submission of Matters to a Vote of Security Holders..................15

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.............16
Item 6.  Management's Discussion and Analysis or Plan of Operation ...........17
Item 7.  Financial Statements.................................................39
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................39

                                    Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act....................40
Item 10. Executive Compensation...............................................40
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters......................................40
Item 12. Certain Relationships and Related Transactions.......................40
Item 13. Exhibits, List and Reports on Form 8-K...............................41
Item 14. Controls and Procedures..............................................43
         Signatures...........................................................44
         Certifications.......................................................45

                                     PART I

Item 1. Description of Business
-------------------------------

Unless otherwise indicated, all references to "InfoNow," "the Company," "we," "us," or "our" refer to InfoNow Corporation. All statements other than statements of historical fact are statements that could be deemed forward-looking statements under the Private Securities and Litigation Reform Act. Forward-looking statements could include any projections of earnings, revenue, costs or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statement concerning proposed new software, technology, services, or development; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. InfoNow assumes no obligation and does not intend to update these forward-looking statements. These forward-looking statements are based on assumptions held by the Company at the end of 2002 and as a result of risk factors described in this document and other documents that we have filed with the Securities and Exchange Commission, actual results may be materially different. Factors that could affect the accuracy of assumptions include changes in the economy, market conditions, financial markets, and company results that exceed or fail to meet company projections. We encourage you to carefully review and consider the disclosures made in this document, including the section labeled "Related Business Risks and Assumptions" in Item 6 of this document and in our other reports filed with the SEC, to advise you of the factors that may affect our business and the value of an investment in our capital stock.

Company Overview

InfoNow provides an Enterprise Channel Management(1) solution(2), in the form of software and services, to large, global corporations that sell the majority of their products through complex networks of distributors, dealers, resellers, retailers, agents or branches. We refer to the distributors, dealers, resellers, etc., in these large distribution networks as "channel partners."

Companies that sell in a business-to-business (B2B) environment through large distribution networks face unique business challenges. They need to communicate efficiently with hundreds, or even thousands, of channel partners around the globe. They need to understand the unique capabilities of each channel partner and help those channel partners find and capitalize on sales opportunities. They also need to understand who their end customers are so they can deliver competitive products and services to meet their customers' needs.

----------
(1) Enterprise Channel Management: The term "channel" is used to refer to the different ways products or solutions can be sold to a market. Channels can be direct (owned by the manufacturer) or indirect (owned by a third party). Typical indirect channels include distributors, dealers, resellers, retailers, agents and branches. Enterprise Channel Management refers to working with a company, its channel partners and end customers, to improve business execution and performance.

(2) Solution: a combination of software, professional services and managed services that addresses a client's specific business and technical requirements.

Our software and services help companies use these complex networks of channel partners to build and maintain a sustainable competitive advantage. We focus our efforts in two primary areas:
     1. We help our clients meet the full range of end customer buying needs. Companies use our software and services to:
          - provide information about their products and services to business customers and prospects,
          - refer end customers to qualified local channel partners who sell their products and services,
          - capture sales leads from a wide variety of sources and direct them to qualified channel partners, and
          - sell products online in collaboration with their channel partners.

     2. We also help our clients and their channel partners gain meaningful insight into end customer sales. Companies use our software and services to track millions of sales transactions completed by thousands of different channel partners and identify the businesses (end customers) who purchased their products. This, in turn, enables them to:
          -    gain valuable insight into end customers' needs and preferences,
          - assign completed sales transactions to sales executives for purposes of compensation,
          - segment sales by product, vertical market, geographic territory, business size and key accounts,
          -    measure the effectiveness of sales and marketing campaigns,
          -    track and manage partner performance,
          - focus sales and marketing campaigns to specific markets, segments or key accounts, and
          - develop highly competitive business strategies based on real-time market information.

Our software can be readily integrated with virtually any client's existing software applications and infrastructure. It enables our clients to communicate with channel partners and end customers via the Web, call centers, interactive voice response systems (IVRs), wireless phones and other hand-held wireless devices, in up to 28 different languages and dialects. It is based on a modular design that allows flexible configuration(3) of software that meets a wide variety of customers' needs. Our pricing model follows this modular approach, allowing customers to buy all or part of a solution, and add components as needed.

InfoNow currently serves a number of Global 2000 clients, including companies such as ABN-AMRO, Apple, Avaya, Bank of America, Branch Banking and Trust (BB&T), Hewlett-Packard, Kenwood, Lexmark, Maytag, Miller Electric, Schering-Plough, Suzuki, TD Canada Trust, UPS, Wachovia Corporation and Visa. Here are a few examples of how we meet our clients' needs:

----------
(3) Configuration: The setting of software parameters to match a client's business and technical requirements.

     - Visa is the world's largest consumer payment system, with nearly 21,000 member financial institutions and several hundred thousand automatic teller machines (ATMs) worldwide. Visa uses InfoNow's software and services to help end customers find Visa ATMs around the globe. InfoNow manages Visa's location database for member banks and provides a locator/referral solution. This solution is available in English, Spanish, Portuguese, Chinese and Japanese to Visa customers in 150 countries across four continents. No matter where they are or what time it is, Visa's customers can contact Visa via the Internet or wireless devices, enter an address or cross street location, and be referred to the Visa ATM closest to them.

     - Avaya is a global leader in communication systems, applications and services, with annual revenues of nearly $5 billion. They work with hundreds of U.S. channel partners who resell Avaya's products to the small and medium business market. Avaya uses InfoNow's software and services to increase sales through the channel. Our lead management solution enables them to process up to 20,000 sales leads a month. Leads are captured from various online and off-line sources (including telemarketing, inside sales, the Internet and more). They are then sorted and processed according to a set of business requirements defined by Avaya and immediately routed via email and the Web to the most qualified Avaya partner. Leads are tracked from inception to close, including the ability to escalate leads when required. With our software, Avaya can generate comprehensive reports on how customers find out about Avaya, where leads come from, how many leads are rejected (and why) and how many leads are closed (and by whom). This creates a powerful tool for optimizing return on investment and lead management. Avaya can also conduct online customer feedback surveys to help the company evaluate its marketing programs, increase the close rate on sales leads, and improve end customer satisfaction.

     - One of our high-tech clients (who requested confidentiality) sells through multiple channels, including a direct sales force, distributors and resellers. The company wanted to track sales transactions completed by channel partners to appropriately compensate its sales force. Our software and services help this client track millions of sales transactions through hundreds of channel partners to identify hundreds of thousands of unique business customers. This not only helps our client effectively manage sales incentive programs but also gives the company exceptional visibility into end customer buying behavior. Initially, this implementation focused on compensation; however, we are currently conducting co-marketing campaigns with this client to test new applications of this technology related to lead generation and management.

InfoNow was incorporated under the laws of the State of Delaware on October 29, 1990, and went public in 1992. In 1995, the Company began developing Channel Management software and services for large corporate clients. InfoNow is now focused on the sale and provision of Enterprise Channel Management software and services.

InfoNow's Software and Services

InfoNow offers software and services for managing channel partners, optimizing new business opportunities and facilitating e-commerce. It also offers an innovative Channel Insight solution for tracking end customer sales through the channel. The software is built on top of a flexible, scalable platform(4) and includes InfoNow technology that has been deployed for our clients in the past. In addition, we will develop and implement software and provide services tailored to client needs.

Multi-Channel Management Platform: InfoNow's Platform provides the foundation for all of the Company's channel management software and includes the following modules:

     - Partner Profile - enables our clients to capture and store rich data on their channel partners;

     - Business Intelligence - enables in-depth reporting on end customer data, store activity, order flow, lead management, Web traffic and marketing campaign effectiveness;

     - Interface options - supports end customer inquiries received through a client's Internet sites, private extranet and intranet sites, interactive voice response systems, wireless application protocol
          (WAP) cell phones, wireless personal digital assistants, pagers, Palm-specific HTML devices, fax and email; and

     - Multi-language support - offers localized solutions(5) in 31 countries and 28 languages and dialects. In addition, the flexible nature of the Platform allows customers to add countries, languages, currencies and commercial features as needed.

The Platform also includes capabilities that enable clients to create and maintain a complete online catalog of products and services, manage partner opportunities with advanced business rules, and ensure that only authorized personnel are allowed to access a company's data.

Channel Partner Solution: InfoNow's Channel Partner Solution runs on the Platform and includes functionality to help clients effectively manage channel partner relationships and transact real-time business, twenty-four hours a day. It includes capabilities that help our clients automate communications and processes with their partners, define and assign partner sales territories, track sales performance, generate reports on partner performance, and enable partners to collaborate (across products and/or geographies) on a solution for end customers. The flexibility of the solution enables InfoNow to partner with other best-in-class companies to provide other capabilities, such as funds management.

Multi-Channel Opportunity Solution: InfoNow's Multi-Channel Opportunity Solution runs on the Platform and includes the following modules:

     - Referral - refers end customers to the channel partner best able to meet their needs;

----------
(4) Platform: the base of technologies on which software applications are provided.

(5) Localized solutions: Client software and data can be translated and presented in different languages, with country-specific dialects and character sets.

     - Locator - helps our clients' end customers find convenient locations (or channel partners) where they can purchase our clients' products via customized maps; and

     - Closed Loop Lead Management - helps our clients capture prospects' requirements, identify the channel partner best able to meet their needs, and then notify the partner of the opportunity. System timers and email alerts help our clients track channel partner follow up, and clients are notified if a lead is not handled in a timely fashion, allowing them to reroute the opportunity to another channel partner.

Multi-Channel E-Commerce Suite: InfoNow's Multi-Channel E-Commerce Suite runs on the Platform and includes functionality to enable our clients to launch and maintain e-commerce initiatives with their channel partners. Our clients and their partners can quickly create co-branded online product catalogs. End customers can shop from a client's catalog and fill a standard shopping cart with products. Then the shopping cart can be transferred seamlessly to the co-branded online storefront of the most appropriate local partner. The channel partner can personalize his online site, set pricing, offer complementary products and services and benefit from cross-selling and up-selling opportunities. When the customer has selected all the products and services desired, the local channel partner processes the online payment, completes the transaction and arranges for delivery of the products.

Channel Insight Solution: InfoNow's Channel Insight solution includes functionality that can track millions of sales transactions completed by thousands of different channel partners and accurately identify the end customers who purchased a company's products. It also analyzes sales transactions and allocates each sale into a set of categories based on product, geographic territory, selling partner and end customer. This enables our clients to accurately compensate their sales executives by matching sales transactions to end customers. It also provides meaningful insight into end customers and their buying behavior. Clients can use this information to gain a better understanding of which market segments are actively buying their products. They can roll up individual end customer locations into larger business units, which allows them to understand affiliations. They can analyze how the small business segment differs from the home-office segment, and how those both differ from large accounts. They can also see which vertical markets are buying the majority of their products, and tailor vertically focused marketing campaigns to target specific end customers and participating channel partners. They can also use the data to build accurate channel partner profiles and analyze partners' business results. This enables them to develop competitive business strategies based on real-time information. InfoNow's Channel Insight solution not only provides insight into end customer buying but also works in concert with other InfoNow applications to provide essential information for closing the loop on overall channel management efforts.

Services
--------
InfoNow also offers professional services, managed services, and system management services.

- Professional Services - InfoNow offers in-depth strategic consulting, implementation consulting, training and other technical services. Our professional services team can assist clients with the design, implementation and integration of channel management solutions and provide training on the applications and capabilities of our software and services.

- Managed Services - InfoNow hosts and maintains its channel management software for clients in two separate data center facilities in Colorado. Clients can access the solution via the Internet or frame relay networks. We maintain the hardware and software necessary to link solutions to our clients' Web sites, intranets, extranets, call centers, interactive voice response systems and/or wireless data devices. Our managed services team handles the day-to-day requirements of running software applications, including security, scalability, load balancing, and network and system reliability, 24 hours a day, seven days a week (24x7). Managed services support can also include (i) automatic updating of the software as InfoNow adds new features and functionality, (ii) maintenance alerts, (iii) tailored reporting, (iv) regular updates on the processing of client data,
     (v) assistance with channel partner relationships, (vi) automated daily testing of the system to ensure proper functionality, (vii) disaster recovery and (viii) systems management service. Our managed services team offers expertise in the application, architecture, and delivery methods of individual client solutions.

- System Management Services - InfoNow offers its clients software updates and maintenance releases as well as telephone support from 7:00 a.m. to 5:00 p.m. (Mountain Time) five days a week. We also provide an optional expanded support program, offering 24x7 support.

Software Development

We believe our success depends, in part, on our ability to enhance the functionality of our software and services and to develop innovative software and services to meet client needs. Our current research and development efforts are influenced significantly by client requirements and emerging market opportunities. New features typically become available first as a managed services item, which allows hosted clients to utilize the features quickly. We continue to pursue our long-term goal of developing software solutions into products; consequently, after initial deployments, new features may be packaged into suites and released as generally available software.

We continually evaluate our software and services to determine what additional capabilities our clients need. Most of our software is developed internally. We plan to use technologies, services, software and information assets that are internally developed, purchased, and/or accessed via partner relationships to enhance our solutions.

We incurred product development expenses for the years ended December 31, 2002 and 2001 of $1,245,000 and $1,570,000, respectively. Of these product development costs, approximately $138,600 and $25,000 were borne by customers in 2002 and 2001, respectively. These costs are expensed as incurred. The decrease in product development costs was related to the reversal of the 2001 bonus accrual in the second quarter of 2002 when bonuses were paid in the form of stock options. In addition, we experienced lower contract labor costs, as well as a reduction in personnel related expenses due to a slight decrease in the number of Product Development employees.

Product development in 2002 focused on packaging our software and service offerings as generally available software, and enhancing our Channel Insight technology, which is currently available as a licensed software with managed services deployment.

In February 2002, we announced the release of Version 5.0 of our Enterprise Channel Management Solution, which included significant enhancements to our Multi-Channel Management Platform. Version 5.0 included new developments in customer and partner profiling, multi-channel cataloging technology, workflow management, integration capabilities, and international support. InfoNow has a number of customers using the Platform.

In April, we announced the release of Version 5.1 of our Enterprise Channel Management software, which included enhancements to our Multi-Channel E-Commerce Suite. This application enables channel-focused companies to easily and cost-effectively launch and maintain e-commerce storefronts with thousands of external partners.

In 2002, we also focused on expanding the capabilities of our Channel Insight solution.

Our development efforts in 2003 will focus on further enhancements to our Channel Insight technology and on the upcoming release of Version 6.0 of our Channel Management solution. This version will include enhancements to our Multi-Channel Opportunity Suite, including expanded integration with our Channel Insight solution, as well as new functionality to support partner management.

Sales, Marketing and Alliances

InfoNow focuses its selling efforts in three market segments - high-tech, financial services and industrial - in the United States and abroad.

We offer our software and services under two models, (i) a licensed software with managed services model (license-hosted), and (ii) an application service provider model. These are explained in greater detail in Part II, Item 6 of this document. Our services are typically sold with annual or multi-year contracts. The initial term of these agreements is typically one to three years and they are renewable upon mutual agreement of InfoNow and the client.

Our marketing objective is to increase the name and brand recognition of InfoNow and its Enterprise Channel Management solution. These initiatives include, but are not limited to, direct e-mail marketing campaigns, production of sales materials, demonstrations of our Channel Management solutions, public relations, industry analyst relations and other promotional efforts.

Our sales strategy uses a three-pronged approach, which includes sales executives, sales engineers and account managers. Sales executives identify qualified prospects based on certain criteria, including company size, annual revenues, number of employees, and the complexity of their sales and distribution channels. They work with prospective clients to identify their specific business needs. Sales executives then work with sales engineers to determine the optimal application of our software and services to meet identified needs and close sales. Account managers focus primarily on serving existing clients. As of February 2003, InfoNow had a total of eight quota-carrying sales personnel, two pre-sales engineers and three account managers.

The sales cycle for our software and services typically ranges from 90 to 270 days. A prospective customer's decision to use our software may involve a substantial financial commitment, which may require a significant evaluation period and approval by the client's senior management.

As a result of the large size of potential contracts, coupled with extended sales cycles for larger opportunities, we have experienced significant quarterly fluctuations in our operating results and anticipate similar or even greater quarterly fluctuations in the future.

We believe that international markets present an attractive growth opportunity and a presence in those markets will enhance our long-term competitive position. We currently sell to international companies through relationships with existing international clients. Over the long term, we expect to broaden our international presence through direct sales efforts initiated from the United States, and possibly from direct sales and support operations located in selected European and Asian markets. We may also form alliances with selected partners to assist in the sales and marketing and localization of our software and services for certain markets.

We believe that strategic partnerships can assist us in gaining broader market acceptance as well as enhance our marketing, sales and distribution capabilities. Accordingly, we have established strategic relationships with organizations in four major areas: technology partners, solution partners, resellers and service partners.

- Technology Partners: Our technology partners provide hardware, software, geographic and business demographic data, transaction-processing support and collocation facilities to InfoNow to ensure the reliability, scalability and performance of InfoNow solutions. Technology partners include Acxiom, AND Data Solutions, Cisco, D&B, First of Omaha Merchant Processing, GDT, Hewlett-Packard, Inflow, Intel, Kraks Forlag, Lucent Technologies, MapInfo, Network Appliance, Oracle, Ordnance Survey, Red Hat, Sun Microsystems, TeleAtlas and VeriSign.

- Solution Partners: Our solution partners offer complementary services to InfoNow's Enterprise Channel Management solution and include Business Objects, CCI (formerly known as Co-op Communications) and Siebel Systems.

- Resellers: InfoNow has a co-marketing agreement with Visa International. Under the terms of this agreement, Visa intends to market components of our Multi-Channel Opportunity Suite to its member financial institutions.

- Service Partners: InfoNow has a joint marketing agreement with NorthRidge Systems, a professional services partner based in Atlanta. Northridge provides consulting and implementation services to deliver InfoNow's technology to its Global 2000 customers.

Customers

InfoNow had 46 managed services customers as of December 31, 2002. Many of our clients are large, multi-national companies with multiple business divisions. We use three criteria to determine whether we should recognize client business divisions as separate and unique customer relationships: (i) if they are separate operating units with executive management; (ii) if they have separate operating budgets; and (iii) if they are separate legal entities. If they meet any one of those criteria, they are counted as a separate customer.

Following is a selected list of InfoNow customers:

High-Tech                   Financial Services                Industrial/Other
---------                   ------------------                ----------------
Apple USA                   ABN AMRO                          Kenwood
Apple Europe                Allstate                          Maytag
Avaya                       Bank of America                   Miller Electric
Compaq                      Bank One                          Shell
Hewlett-Packard             TD Canada Trust                   Schering-Plough
Intel                       The Hartford                      Snapper
Lexmark                     Visa International                Suzuki
                            Wachovia                          UPS

During the year ended December 31, 2002, we received approximately 53 percent of total revenues from one company. InfoNow provides software and services to five separate business units (and therefore five customers) within this company. No other company accounted for more than 10 percent of total revenues. During the year ended December 31, 2001, we received approximately 26 percent of our revenues from the same company and approximately 10 percent of total revenues from one other company.

Competition

We believe there is a meaningful market for channel management software and services. Analysts report that 70 percent of Global 1000 companies sell through complex channels (Dain Rauscher Wessels, 2000). The Gartner Group has reported that nearly 50 percent of the world's gross national product is transacted through indirect channels and it is expected to grow to 65 percent by 2010 (Gartner, 2003). The market for channel management software and services is at an early stage of development and no single competitor has established a dominant position. We believe that the size and diversity within the channel management market will allow more than one supplier to provide products and services similar to ours. We are aware of several other providers of software and services who may compete with our offerings, including:

-    IT departments which elect to develop internal systems at their companies;

-    customer relationship management (CRM) or partner relationship management
     (PRM) software companies, such as Allegis, Azerity, Blue Martini, ChannelWave, Click Commerce, Computer Market Research, Comergent, HAHT Commerce, MapInfo, MapQuest, MarketSoft, Onyx, and Pivotal; and

- enterprise software companies such as Oracle, PeopleSoft, SAP and Siebel Systems.

We believe the principal competitive factors that will determine success in the market for our software and services include (i) the functionality and features of the software and services, (ii) the ability to address specific client needs,
(iii) the reliability and effectiveness of the software and services provided,
(iv) the speed of implementation, (v) the perceived level of business viability and implementation risk, (vi) product reputation based on clients served and client referrals, (vii) pricing relative to capabilities offered, (viii) the quality of customer support, and (ix) the ability to develop and maintain strong client relationships and market presence, among other items. While we believe that our solutions compete effectively with respect to these factors, we believe that the channel management software market will be highly competitive and characterized by rapidly changing technologies, industry standards, products and customer requirements. As the growth in these markets continues, we expect competition to intensify.

We believe it is difficult for potential competitors to enter the channel management market, for the following reasons:

- InfoNow's domain knowledge: We have focused on channel management since 1995. We began by developing custom software applications for Fortune 1000 clients, and over the years we have worked with some of the top companies in the country. That has given us great experience and deep insight into the challenges of maximizing a complex, global business across multiple sales channels. It has also enabled us to develop a powerful Enterprise Channel Management solution. The domain knowledge we have developed in channel management would not be easy to duplicate.

- Patent-pending technology: We have developed patent-pending online cascading cataloging technology to support opportunity management and e-commerce in collaboration with channel partners. We have also applied for patent protection for our new Channel Insight technology, which supports end customer identification and analysis.

- Unique data assets: We have made significant investments in data assets, including databases, processing techniques and licenses (some exclusive), that would require time and expertise to replicate.

- Mission-critical applications: Given the business-critical nature of our solutions, the data and transaction information we compile, and the benefits of our relationships with industry-leading companies to enhance future technology development, we believe it would be costly and inconvenient for clients to switch to a competitor.

Intellectual Property

We have a registered federal trademark for the name InfoNow and consider our software, trademark and certain of our information databases, trade secrets, and similar intellectual property to be proprietary.

Over the years, InfoNow has developed innovative software to address the unique challenges of channel management. Our software includes applications for partner relationship management, customer and partner profiling, customer and partner referrals, lead generation and management, multi-channel e-commerce and end customer identification and analysis. In 2000, we applied for a patent for our proprietary, e-commerce cataloging technology. In 2002, we applied for a patent for our Channel Insight technology. We frequently review our technology base to identify other ideas, concepts, and inventions that could warrant patent protection.

Company Employees

As of December 31, 2002, we had a total of 115 employees, of which 100 were full-time, including 17 in sales and marketing, 60 in software implementation, system operations, and client support, 12 in product development and 11 in finance, management and administration. The remaining 15 employees were part-time, temporary employees primarily in our client support group. We also use independent contractors on an as-needed basis.

We consider our relations with our employees to be good and have not experienced any interruption of operations as a result of labor disagreements. None of our employees is subject to any collective bargaining agreement.

InfoNow's Business Strategy

Our vision is to be the leading provider of channel management software and services to Global 2000 companies and their channel partners. We are entering 2003 with a continuing focus on capturing new customers and growing revenues. Key strategies include:

- Build/maintain a strong sales organization: We expect to continue efforts to improve our sales and marketing capabilities in 2003.

- Capture new customers: Our 2003 focus is to accelerate the close rate on new customer sales opportunities.

- Broaden solutions to existing clients: We believe that significant opportunities exist to expand the breadth and depth of the software and services provided to our existing clients. Many of our clients write additional contracts with us nearly every quarter as their business needs change and expand and they continue to capture the benefits of our solution. Most of our current clients use only a portion of the software and services that we currently offer and expansion can be accomplished along many dimensions, depending upon our clients' specific needs, including:

     - the addition of software applications and services not currently used by the client;

     - an increase in the number of end customer touch points to include interactive voice response systems, call centers, wireless application protocol (WAP) phones, Palm-specific HTML devices, etc.;

     -    expansion of geographic coverage; and

     -    expansion into new business divisions of the company.

- Leverage our Channel Insight technology: We offer an end-to-end solution that offers high-accuracy, B2B end customer sales report processing to Global 2000 companies. In 2003, we intend to continue to enhance this technology to address our clients' critical business needs and to capture synergies with our other applications. We also intend to explore new patent opportunities related to this technology.

- Package InfoNow solutions: InfoNow continues to pursue its long-term strategy to package and document its software and offer it as generally available software. The packaging of InfoNow's solutions will better enable us to offer our software under an enterprise license model. It will also enable InfoNow-trained partners to co-market and implement the InfoNow solution. In 2003, we expect to continue these efforts with the release of Version 6.0 of our Multi-Channel Opportunity Suite.

- Maintain and extend innovation and technology leadership in channel management: We intend to offer enhancements to our channel management software and services through internal development efforts and the integration of third-party applications and databases into our systems. Expansion of our technology will be driven by a combination of customer input, broad market opportunity and our domain knowledge related to channel management. As appropriate, we intend to apply for patent-protection for our technology.

- Maintain operational excellence: Our success depends on the success and satisfaction of our clients. We intend to continue to enhance maintenance and service processes to maintain the highest level of customer service and to increase the efficiency of implementation and service teams.

- Leverage and expand strategic alliances: We expect to leverage partnerships with Siebel, Visa and NorthRidge Systems. In addition, we plan to pursue other strategic relationships that should enable us to accelerate the sales, marketing and delivery of our solutions.


Item 2. Description of Property
-------------------------------

We lease approximately 27,000 square feet of office space at our headquarters in Denver, Colorado, for our product development, sales, marketing, operations and administrative activities. The office lease is with an unrelated party. We believe that the facilities are adequate for our current needs and that suitable additional space can be acquired as needed to accommodate planned growth for the foreseeable future.

We utilize two Internet data centers maintained by Inflow, Inc. to provide services to our customers. The data centers are housed in two separate facilities, one in Denver, Colorado, and one in Thornton, Colorado. These facilities have safeguard protections such as a fire detection and suppression system, redundant telecommunications access, redundant power sources and 24-hour systems maintenance support. We also maintain off-site storage of data backups at a bank in Denver, Colorado.


Item 3. Legal Proceedings
-------------------------

From time to time we may be involved in litigation that arises in the normal course of business operations. As of the date of this report, we are not a party to any litigation that we believe could reasonably be expected to have a material adverse effect on our business or results of operations.

We received correspondence in 2001 from Murex Licensing Corporation asserting that certain technologies employed by us infringe on patents owned by Murex. During the first half of 2002 we received further correspondence from Murex, which stated their belief that InfoNow is required to enter into a license agreement with them for the use of their technology. However, to date, Murex has not brought a formal claim or litigation against us. While we are continuing to evaluate Murex's position, at this point we believe that the patent infringement and license agreement obligation claims asserted in the correspondence from Murex are without merit, and we intend to defend against them vigorously should Murex bring a formal claim or litigation against us. We have executed a nondisclosure agreement and we have exchanged information with Murex that may facilitate resolution of this matter. Notwithstanding the existence of meritorious defenses, any litigation over the scope and application of patents or similar intellectual property claims could involve significant costs of defense, risks and uncertainties.


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of stockholders during the three-month period ended December 31, 2002.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters
----------------------------------------------------------------

The following table sets forth the high and low sales prices of our common stock as quoted on the Nasdaq Smallcap Market for the fiscal periods indicated. Our common stock is traded under the symbol "INOW" on the Nasdaq Smallcap Market. As of March 20, 2002, there were 246 holders of record of our common stock.

                                                            High        Low
                                                            ----        ---
     Year Ended December 31, 2002
     ----------------------------
     First Quarter........................................ $ 4.39      $ 1.97
     Second Quarter.......................................   2.95        0.75
     Third Quarter........................................   1.25        0.32
     Fourth Quarter.......................................   2.00        0.53

     Year Ended December 31, 2001
     ----------------------------
     First Quarter........................................ $ 2.50      $ 1.25
     Second Quarter.......................................   2.50        0.91
     Third Quarter........................................   2.75        1.10
     Fourth Quarter.......................................   4.49        1.50

We have never declared or paid any cash dividends on our common stock and do not currently anticipate paying any such dividends in the foreseeable future. Our Board of Directors intends to review this policy from time to time after taking into account various factors such as our financial condition, results of operations, current and anticipated cash needs and plans for expansion. The debt facilities described in Part II, Item 6 to Form 10-KSB below and F-14 respectively, prohibit the payment of dividends without the prior consent of the financing institution.

Information regarding our securities authorized for issuance under our equity compensation plans is provided in response to Item 2 in Part III of this Form 10-KSB.

Recent Sales of Unregistered Securities
---------------------------------------

On October 24, 2002, Putnam OTC and Emerging Growth Fund (the "Putnam OTC Fund") converted 200,000 shares of the Company's Series B Convertible Participating Preferred Stock into 763,358 shares of the Company's Common Stock, and on October 25, 2002, Putnam Emerging Information Sciences Trust (the "Putnam Trust Fund") converted 50,000 shares of the Company's Series B Convertible Participating Preferred Stock into 190,839 shares of the Company's common stock. The conversion was effected pursuant to the terms of the Company's Series B Convertible Participating Preferred Stock designation, and no consideration was paid to the Company or any other person in connection the conversion. These existing stockholders were the only owners of the Company's Series B Convertible Participating Preferred Stock. Accordingly, there are no other shares of the Company's Series B Convertible Participating Preferred Stock issued and outstanding. The shares of Common Stock issued upon conversion of the Series B Convertible Participating Preferred Stock were issued without registration under the Securities Act of 1933 in reliance upon the exemption therefrom provided pursuant to Section 3(a)(9) of the Securities Act of 1933 because the Common Stock was issued in exchange for securities held by existing stockholders exclusively where no commission or other remuneration was directly or indirectly paid or given in connection with the exchange.


Item 6. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

The following discussion and analysis of the financial condition and results of operations for InfoNow should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-KSB. This discussion contains statements that are not historical fact. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our industry and business and include statements about markets for our software and services, planned development of products and anticipated expense and revenue levels. These forward-looking statements contain words such as "anticipate," "believe," "plan," "expect" or similar language. These forward-looking statements are subject to business and economic risks. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of many factors, including those set forth in this discussion and in other documents we have filed with the Securities and Exchange Commission.

General Information and Overview

We provide Enterprise Channel Management solutions in the form of software and services to Global 2000 companies that sell through dealers, distributors, agents, branches or resellers (collectively referred to as channel partners). Our software and services help companies use the power of the Internet to sell to and service end customers by: i) effectively managing channel partners worldwide; ii) providing partners and end customers with information about their products and services; iii) referring end customers to the proper channel partners; iv) capturing and managing leads through the sales cycle; v) promoting and selling a company's branded products and services online; and vi) providing meaningful insights into end customers and the channel partners serving them. This in turn enables companies to increase revenues, lower operating costs and deliver a significant return on investment.

As of December 31, 2002, we had 46 managed services clients versus the 52 we reported as of December 31, 2001. We have and may continue to experience decreases in our client count for various reasons, including client consolidation. Despite the reduction in the number of clients, our contracted managed service fees, which includes fees that are currently in a month-to-month contract status, increased from $729,000 per month as of December 31, 2001, to $838,000 per month as of December 31, 2002. Most of our clients are Global 2000 companies with extensive channel partner networks. Our clients include Apple, Avaya, Bank of America, Hewlett Packard, Lexmark, Maytag, The Hartford, Visa, Vision Service Plan (VSP) and Wachovia Corporation.

Critical Accounting Policies

We believe the following accounting policies, which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. We believe that the following represents our critical accounting policies and estimates used in the preparation of our financial statements, although not all-inclusive.

Revenue Recognition
-------------------

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

The second method of delivering our software and services is via a license-hosted model. We began offering this model in 2001 and we expect it to be our predominant methodology going forward. Under this model, we sell our clients a perpetual license for our software. They can install our software on their own in-house systems, or, as is most often the case, we will host the software and perform related services under a managed services agreement. Under this model, we recognize both license and implementation revenues under Statement of Position 97-2 ("SOP 97-2") on a percentage-of-completion basis. As changes occur in regards to our estimate of completion percentage, revenue recognition is adjusted accordingly.

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

Our services are generally sold with annual or multi-year contracts. The initial term of these agreements is typically one to three years and they are generally renewable upon mutual agreement between InfoNow and the client.

A typical contract fee could include the following six separate revenue producing components:

Software license/implementation fees:

     - The software license fee applies to all configured application software and related functionality used in the client's application.

     - The implementation fee applies to the configuration of a tailored, client-specific software interface to the system and the design and configuration of client business rules and databases.

Monthly service fees and software maintenance fees:

     - The managed service fee applies to hosting and provision of the service, any reconfiguration or maintenance on the software necessary during the contract term, as well as performance of routine maintenance to client databases and core systems.
     - The variable monthly fee includes charges for system usage in excess of contracted thresholds.
     - A software maintenance fee (for customers utilizing a license-hosted model) includes updates to the client's software.

Other fees:

     - Variable fees included under this heading are pass-through charges for voice recordings, faxes, geocoding, and telecommunications charges, which are typically billed with an additional administrative fee in addition to the direct charge we incur to provide these services.

Revenue from software maintenance fees is recognized on a straight-line basis over the term of the maintenance agreement. Recurring managed service fees and variable monthly fees are recognized as services are performed. Software license fees are generally recognized on a percentage-of-completion basis, and implementation fees are recognized either on a percentage-of-completion basis or over the estimated customer life, as discussed above.

During 2002 we began to match commission expense for our sales representatives and account managers with revenues over the term of the contract versus at the time of contract execution. The historical method generally was to recognize commission expense at the time of contract execution. This change is based on a change in commission policy that allows for recovery of commission payments if the client receives a refund.

Effective March 16, 2000, we adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which sets forth SEC guidelines for the recognition of revenue. Prior to our adoption of SAB 101, we recognized revenue from all implementation fees under the percentage-of-completion method. The guidelines under SAB 101 require that we recognize revenues from non-licensed initial implementation fees over the longer of the expected customer life or contract term. In accordance with SAB 101, we also have deferred direct incremental costs related to these deferred revenues. We recorded a charge of $1,188,000 in the first quarter of 2000 to record the net cumulative effect of this change in accounting principle, which consisted of $1,631,000 of deferred revenue net of $443,000 of deferred costs. As of December 31, 2002, there were no remaining deferred revenue and expense balances associated with the cumulative effect of the accounting change. Current and future implementation (modification) fees related to enhancements of existing non-licensed (i.e., ASP) customer solutions continue to be recognized under the SAB 101 method.

Results of Operations

Comparison of the Year Ended December 31, 2002 with the Year Ended December 31, 2001

Revenues: Our revenues consist primarily of implementation fees, software license fees and monthly service fees from new and existing customers. Total revenues decreased by $1,212,000, or 9%, to $12,779,000 for the year ended December 31, 2002, from $13,991,000 for the year ended December 31, 2001.

Monthly Service Fees and Software Maintenance Fees - Monthly service fees and software maintenance fees were $8,983,000 during 2002, an increase of $1,928,000, or 27%, from $7,055,000 in 2001. This increase is net of $391,000 in lost service fees due to customer terminations. Approximately $1,578,000 of the increase is the result of the managed service fees associated with the $10 million contract we signed with our largest customer in the second quarter of 2001, while the remaining $741,000 of the increase was generated by additional services and software maintenance agreements sold to new and existing clients, including significant new sales to our largest customer. Monthly service fees and software maintenance fees comprised 70% of total revenue in 2002, compared to 50% in 2001.

Implementation Fees - Revenues generated from implementation fees during the twelve months ended December 31, 2002, decreased by $1,988,000, or 37%, to $3,388,000 from $5,376,000 during the twelve months ended December 31, 2001. This decrease is attributable in part to a $644,000 reduction in revenue recognition related to contracts with implementation fees that were deferred in previous years under the ASP model. In addition, we deferred $598,000 more in setup fees from new projects in 2002 as a result of selling fewer licensed solutions in 2002 than in 2001. The remaining $746,000 decrease in implementation fees was caused by a decline in the sales of our solutions.

Software License Fees - Software license fees were $252,000 in 2002, a decrease of $1,072,000 from the $1,324,000 of license fees during 2001. The decrease is attributable to a decrease in the number of new contracts with software license components in 2002. In 2001 we benefited from the sales of three significant new licensed solutions, whereas, we did not experience similar licensed software sales in 2002. Software license fees represented approximately 2% of total 2002 revenue, compared to 9% of total 2001 revenue. We anticipate that a higher percentage of contracts will be executed under license-hosted arrangements as it becomes our predominant business model over time. Therefore, we expect an increased portion of our future revenues to be generated by the sales of our licensed software.

Other Fees - Other fees decreased by $80,000, or 34%, to $156,000 during the twelve months ended December 31, 2002, from $236,000 during the twelve months ended December 31, 2001. The decrease in other revenues is attributable to a decrease in the number of contracts with charges for voice recordings, faxes, geocoding and telecommunications charges, as well as a reduction in interactive voice response transaction volume.

To date, we have recognized total revenue of $5,175,000 on the $10 million contract, consisting of $3,832,000 in managed service fees, $1,072,000 in implementation fees and $271,000 in software license fees. The balance of the contract consists of managed service fees that are expected to be recognized in 2003 and 2004 on a monthly basis as we perform services.

Cost of Revenues: Our cost of revenues includes technical personnel salaries and related personnel costs, data royalties, depreciation for server equipment, reimbursable expenses such as telecommunications and contract labor related to specific projects, co-location facility fees and other direct costs related to operating our data centers, as well as the recognition of previously deferred implementation expenses. Cost of revenues increased to 47% of revenues in 2002 from 46% in 2001. This is primarily because we increased staffing levels during the second half of 2001 and in 2002 in order to support the growth in our business, and those staffing levels have generally been maintained despite the decline in revenue. Total cost of revenues decreased $394,000, or 6%, to $6,012,000 during 2002 from $6,406,000 during 2001. This was due in part to a $249,000 reduction in contract labor costs as a result of an increase in personnel and software, which reduced the need for outside consulting. The decline in business activity also contributed to the reduction in contract labor costs. In addition, we experienced a $226,000 reduction in the recognition of implementation expense on contracts that were deferred under ASP arrangements. Bonus expense decreased $177,000 primarily as a result of the reversal of the 2001 bonus accrual in the second quarter of 2002 when certain 2001 bonuses were paid in the form of stock options. In 2001 we had bonus expense of $121,000, most of which was paid in cash during 2001. However, the portion that was paid in the form of stock options in the second quarter of 2002 resulted in a $56,000 expense reversal in 2002. Bad debt expense also declined by $75,000 mainly as a result of collections in 2002 of receivables that were reserved in 2001. Telecommunications charges decreased $32,000 in 2002 primarily because of negotiated rate reductions. The decreases in our cost of sales associated with contract labor, implementation expense recognition, bonuses, bad debt expense and telecommunications charges were partially offset by a $193,000 increase in our data center costs due to increased software and data license royalty expenses as we continued to expand the infrastructure for delivering our services. Personnel and personnel support costs also increased by $172,000 due to the hiring of additional personnel to implement, maintain and support services to our clients. The increase in personnel and personnel support costs is net of a non-recurring benefit of $41,000 associated with the reduction in our employee benefit accruals.

Selling and Marketing Expenses: Selling and marketing expenses consist of sales, pre-sales, marketing and business development personnel costs and related expenses, travel and entertainment, sales commissions, and advertising and promotion costs. These costs decreased to 24% of revenues in 2002 from 36% of revenues in 2001. The total amount of selling and marketing expenses decreased by $1,843,000, or 37%, to $3,127,000 during the twelve months ended December 31, 2002, from $4,970,000 during the twelve months ended December 31, 2001. The change is primarily attributable to an $898,000 decrease in personnel related costs, which was partially due to a reduction in the number of sales and marketing personnel, as well as a non-recurring benefit of $32,000 associated with the reduction in our employee benefit accruals. Also contributing to the reduction in personnel related costs was the timing of sales force employee terminations and subsequent additions related to an effort to enhance the quality of our sales team. Throughout the first half of 2002 the number of sales and marketing employees was low relative to 2001; however, during the second half of 2002 we hired four senior sales executives. In addition, public relations and advertising and promotion consulting costs decreased $407,000 and travel and entertainment expenses declined $200,000. Commission expense also decreased by $163,000 as a result of lower sales levels as well as the commission policy change, and trade show expenses decreased by $94,000. Also contributing to the decrease in selling and marketing expenses was an $81,000 reduction in bonus expense primarily due to the reversal of the 2001 bonus accrual in the second quarter of 2002 when certain 2001 bonuses were paid in the form of stock options. In 2001 we had bonus expense of $50,000, some of which was paid in cash during 2002. However, the portion that was paid in the form of stock options in the second quarter of 2002 resulted in a $31,000 expense reversal in 2002.

Product Development Expenses: Product development expenses consist of time spent on development of our Enterprise Channel Management software that is not specifically associated with a client contract. Product Development expenses are primarily made up of salaries and related costs and subcontracted costs. For the twelve months ended December 31, 2002, product development expenses decreased $325,000, or 21%, to $1,245,000 from $1,570,000 for the twelve months ended
December 31, 2001. During the second quarter of 2002 we experienced a $130,000 reduction in bonus expense due to the reversal of the 2001 bonus accrual. In 2001 we had bonus expense of $65,000. When this bonus was paid in the form of stock options in the second quarter of 2002, it resulted in a $65,000 expense reversal in 2002. In addition, personnel and related personnel support costs decreased $109,000 due to lower staffing levels, as well as a non-recurring benefit of $12,000 associated with the reduction in our employee benefit accruals. Contract labor costs also decreased by $61,000. And travel and entertainment expenses decreased $25,000. Product development costs in relation to revenue decreased to 10% of revenue in 2002 compared to 11% in 2001.

General and Administrative Expenses: General and administrative expenses relate to the personnel costs of our executive management, finance, investor relations, human resources and other corporate functions, general expenses such as legal and accounting fees, insurance and costs related to our facilities. These costs decreased to 19% of revenues for the twelve months ended December 31, 2002, from 21% of revenues for the twelve months ended December 31, 2001. The total amount of general and administrative costs over the same periods decreased $496,000, or 17%, to $2,393,000 during 2002 from $2,889,000 during 2001. $426,000 of the decrease in general and administrative costs was a result of lower bonus expenses, which was caused primarily by the reversal of the 2001 bonus accrual in the second quarter of 2002 when certain 2001 bonuses were paid in the form of stock options. In 2001 we had bonus expense of $219,000, some of which was paid in cash during 2001. However, the portion that was paid in the form of stock options in the second quarter of 2002 resulted in a $207,000 expense reversal in 2002. We also experienced a $132,000 reduction in personnel and related support costs, which was mainly attributable to lower staffing levels throughout 2002, as well as a reduction in salary continuation payments for terminated employees. Also contributing to the reduction in personnel costs was a non-recurring benefit of $12,000 associated with the reduction in our employee benefit accruals. Travel and entertainment costs decreased by $60,000. Partially offsetting the decreases in general and administrative expenses related to bonuses, personnel costs and travel expenses were increases in facilities costs and professional fees of $90,000 and $32,000, respectively.

Income Taxes: InfoNow has paid no income taxes since its inception and has not recorded a benefit for income taxes due to valuation allowances provided against net deferred tax assets, which consist primarily of operating loss carryforwards.

Other Income/Expense: We had a net other expenses of $1,000 during the twelve months ended December 31, 2002, compared to net other income of $58,000 for the twelve months ended December 31, 2001. The reduction of $59,000 is primarily attributable to lower interest income on cash and cash equivalents resulting from lower interest rates during 2002 relative to 2001. Our funds earned interest at a rate of approximately 1.3% during 2002 compared to 4.1% during 2001.

Net Income/Loss: Net income from continuing operations for the twelve months ended December 31, 2002, was $1,000 compared to net loss of $1,786,000 for the twelve months ended December 31, 2001, a $1,787,000 increase. This increase is primarily attributable to a $3,058,000, or 19%, reduction in total expenses, which was partially offset by a $1,212,000, or 9%, decrease in total revenues and a $59,000 decrease in non-operating income for the year ended December 31, 2002, compared to the year ended December 31, 2001, as discussed above in this
Item 6.

Liquidity and Capital Resources

InfoNow has financed its operations primarily through the placements of private equity securities and, to a lesser extent, through borrowing and equipment leasing arrangements. We have received a total of approximately $13,800,000 from private offerings and have received an additional $2,667,000 from the exercise of stock options and warrants since we began offering our Enterprise Channel Management solutions in 1996. In February 2002, we secured a bank credit facility with both a $1,000,000 revolving line of credit to support future operating needs of the company and a $1,000,000 equipment facility to support future investing needs of the organization. The bank credit facility requires that we meet various covenants. We failed to meet certain of the financial covenants in the months of March 2002 through June 2002. We have obtained a waiver for the instances of non-compliance. In addition, the bank has revised its financial covenants based on our current business environment and our business plan. We are not permitted to draw on the bank credit facility if we are out of compliance with any of the covenants. As of the date of this report, we are in compliance with all covenants and we have no outstanding debt under this facility at December 31, 2002. In March 2003 we renewed the arrangement through February 14, 2004 under substantially the same terms. The interest rate on the revolving line of credit is the prime rate plus 1 percent, and the interest rate on the equipment facility is the U.S. Treasury note yield to maturity for a term equal to 36 months as quoted in the Wall Street Journal plus 587 basis points. The bank credit facility is incorporated herein as Exhibit
10.44 to this Form 10-KSB.

We had cash and cash equivalents of $2,490,000 at December 31, 2002, compared to $2,259,000 at December 31, 2001. The increase of $231,000 is due to $509,000 of cash generated by our operating activities and $156,000 of cash proceeds from stock option exercises, which were partially offset by capital expenditures and principal payments on debt obligations of $303,000 and $131,000, respectively. Our excess cash is maintained in a money market fund and earned interest of $30,000 and $94,000 in 2002 and 2001, respectively.

Net cash generated by operating activities during 2002 was $509,000, compared to net cash used in operating activities of $1,141,000 during 2001. The change of $1,650,000 is primarily due to a $1,787,000 increase in our net income as well as changes in working capital and non-cash charges.

Cash used in investing activities decreased to $303,000 for the twelve months ended December 31, 2002, compared to cash used in investing activities of $559,000 for the twelve months ended December 31, 2001. The cash used in investing activities during both periods was primarily related to the purchase of computer hardware and software for both personnel and our data centers. We had adequate capacity to support current business activity and, therefore, capital expenditures were lower during 2002 than during 2001.

Net cash provided by financing activities during 2002 was $25,000, which consisted of $156,000 in proceeds received from the exercise of stock options, net of $131,000 of principal payments on debt obligations. Net cash used in financing activities during 2001 was $54,000, consisting of $198,000 of principal payments on debt obligations net of $144,000 in proceeds received from the exercise of stock options.

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

The following table summarizes the Company's contractual payments and obligations by period (amounts in thousands):

Contractual Obligations                         Payment Due by Period
                                     -------------------------------------------
                                             Less Than   1-3      4-5    After 5
                                     Total    1 year    years    years    years
                                     -----    ------    -----    -----    -----
Capital Lease Obligations            $  230   $   89    $  141   $   -    $   -
Operating Leases                      2,093      302       935     856        -
Total Contractual Cash Obligation    $2,323   $  391    $1,076   $ 856    $   -


Through September 2002, we leased approximately 27,000 square feet of office space under two leases at an average rate of approximately $14.00 per square foot. The leases were with unrelated parties and one of the leases was a sublease that terminated on September 30, 2002. The Company renegotiated both leases and, effective October 1, 2002, both leases were combined into one new lease agreement, covering the same office space. Under the new lease, the average rate per square foot increased to $16.50 per square foot for the period between October 1, 2002 and June 30, 2003. The rate increases to $17.00 per square foot from July 2003 through September 2005 and $18.00 per square foot from October 2005 through September 2007, when the lease expires. The new lease contains a refurbishment allowance of $326,000, of which we utilized approximately $35,000 to improve the premises and $130,000 to offset a portion of our lease obligations from September 2002 through December 2002. We expect to use the remaining $161,000 to offset future rent obligations from January 2003 through May 2003. In the Contractual Obligations table above, the Operating Leases commitments are net of the utilization of the remaining refurbishment allowance to offset rent payments.

Recent Accounting Pronouncements
--------------------------------

In July 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain indefinite life intangibles. Under a non-amortization approach, goodwill and certain indefinite life intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The adoption of SFAS No. 142 on January 1, 2002 had no impact on our financial statements.

In June, 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. SFAS No. 143 is effective for our fiscal year beginning in 2003, but is not expected to have a material impact on our financial statements.

In August 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The adoption of SFAS No. 144 on January 1, 2002 had no impact on our financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Under SFAS No. 145, gains and losses from extinguishment of debt shall be classified as extraordinary items only if they meet certain criteria for classification as extraordinary items in APB Opinion No. 30. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and also makes various corrections to existing pronouncements that are not substantive in nature. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective in fiscal years beginning after May 15, 2002, with early application encouraged. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for financial statements issued on or after May 15, 2002. This amendment and the other issues addressed in SFAS No. 145 did not have a material effect on our financial position or results of operations.

In May 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for an exit cost or disposal activity be recognized when the liability is incurred, whereas, under EITF No. 94-3, a liability was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material impact on our financial position or results of operations.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus requires an approach to determine whether companies should divide an arrangement with multiple deliverables into separate units of accounting. The consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with earlier application permitted. The transition provisions of the consensus allow us to apply the consensus prospectively or as a cumulative effect of a change in accounting principle. We do not believe the consensus will have a material impact on our financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. As of the date of this report, we do not have guarantees that we would be required to disclose under FIN 45. We do not believe that the adoption of this standard will have a material impact on our financial position or results of operations.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation." The statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement requires companies to disclose in both annual and interim financial statements the method of accounting for stock-based compensation and the effect of the method used on reported results. The statement is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. We have adopted the disclosure provisions of SFAS No. 148, however, we have not adopted the fair value method, and we expect to continue to recognize compensation cost in accordance with the guidance in APB No. 25 unless future accounting rules dictate a change in method. If we were to adopt the fair value method, we believe there would be a material impact on our results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not believe that the adoption of this standard will have a material impact on our financial position or results of operations.

Related Business Risks and Assumptions
--------------------------------------

Certain statements contained in this report are forward-looking and are subject to business risks and uncertainties. Our actual results may vary materially from these forward-looking statements, which have been made pursuant to the Private Securities Litigation Reform Act of 1995. We intend that such statements be subject to the safe harbor provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations. If any of the following events described below actually occur, our business, financial condition and results of operations would likely suffer. In this case, the market price of our common stock could decline.

We expect to encounter risks and difficulties frequently encountered by companies in new and rapidly evolving markets.

We operate in markets and provide solutions that have only recently developed and are changing rapidly. Projecting demand and market acceptance for recently introduced software and services is subject to a high level of uncertainty and risk. The market for our solutions may not develop as expected, or competitive offerings may emerge that will significantly change the demand for our solutions. As a result, we may not be able to accurately forecast our financial results or the resources required for our operations. We may be unsuccessful in addressing these risks and, if so, our business and operationg results may be materially adversely affected.

We have a history of losses and may continue to incur operating losses in the future.

We incurred net losses from continuing operations of $6,775,000 in 2000 and $1,786,000 in 2001, and net income of $1,000 in 2002. Although we have plans to increase our net income from operations, these plans depend on our ability to control our operating costs, retain our current business and obtain new business from new and existing customers. These continuing losses are a result of expenditures made to develop and market our solutions, as well as to develop an operating infrastructure to deliver our services. Our costs are relatively fixed in the short term. If our assumptions about our revenues or our ability to control operating costs prove to be incorrect, we may not be able to adjust our operating expenses in order to maintain profitability.

Our future financial results will depend on many factors, including future economic, market and competitive conditions. These factors are difficult or impossible to predict accurately and many of them are beyond our ability to control. We may be unable to sustain revenue growth and manage our operating, development and marketing costs in order to sustain profitability.

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

Because our operating results are volatile and difficult to predict, we believe that period-to-period comparisons of our past operating results are not necessarily a good indication of our future performance. A variety of factors can contribute to the fluctuation of our quarterly and annual results, including:

     - significant variations in sales cycles and contract size from client to client, which makes it difficult to predict the timing of revenues from period to period;

     - seasonal fluctuations in sales based on customers' budget calendars and purchasing cycles;

     - our reliance on a new and developing sales team to achieve our sales targets;

     -    our participation in new and rapidly evolving markets;

     - fixed-fee pricing of some of our contracts, which subjects us to possible variances in our operating margins;

     -    the timing of large implementations;

     - the mix of license-hosted versus ASP contracts sold during a given period;

     - unexpected delays in the market acceptance or introduction of new or enhanced software and services;

     -    changes in competitors' offerings or pricing;

     -    entry of new competition into our market;

     -    changes in our pricing strategy;

     -    changes in key suppliers' terms and conditions;

     -    changes in external market conditions;

     -    consolidation by our competitors;

     -    consolidation by our customers;

     -    changes in levels of product development expenditures;

     -    changes in customers' requirements for our products; and

     -    changes in our customers' viability.

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

Our operating revenues and profits largely depend on the sales and market acceptance of our Enterprise Channel Management solution. We have launched our Multi-Channel Management Platform and our Multi-Channel E-Commerce Suite, and we expect to launch additional software as generally available products and these development efforts may not be successful. We also expect to place heavy reliance on our Channel Insight solution for future business. We anticipate that our current software and service offerings, focused on Enterprise Channel Management solutions, will continue to account for a substantial portion of our revenues for the foreseeable future. We cannot be certain that our solutions will gain the market acceptance that we expect for a variety of reasons, including:

     - performance of our software and services relative to customer expectations;

     -    functionality of our solutions relative to competitive offerings;

     -    the timing of new product releases as generally available software;
          and

     -    the level of economic benefit delivered by our software and services.

We may also experience a decline in the price of, or demand for, our current and planned Enterprise Channel Management solution if our clients delay or cancel purchases of our software or services due to a general downturn in the economy. Our business and financial conditions would be seriously harmed if we were unable to gain the market acceptance we expect.

If we are not able to enhance and develop new capabilities for our software and service offerings on a timely basis, our competitive position and business will likely suffer.

Our current business plan anticipates that significant amounts of future revenue will be derived from services and product enhancements that either do not exist today or have not been sold in large enough quantities to ensure market acceptance. A significant portion of our success will depend on our ability to design, develop, test, market, sell and support new software and services and enhance our current software and services in a timely fashion in response to competitive products and the changing demands of our clients. The channel management software market is characterized by rapid technological change. New software and services developed by others based on new and existing technologies could render our solutions obsolete. We must develop and introduce software enhancements and new services in a timely and cost-effective manner in response to changing market conditions and client requirements. The development of new systems is a complex, expensive and uncertain process requiring technical innovation and the accurate anticipation of technological and market trends, as well as good management controls over the cost of developing new software and services. In addition, software enhancements or new services may fail to meet the requirements of the marketplace or achieve market acceptance. We may also experience difficulties that could delay or prevent the successful development and introduction of software enhancements or new services. Our financial and technological resources may not be adequate to develop or market new software and services successfully or respond effectively to technological and competitive challenges.

We depend upon a limited number of customers for our current revenues.

A substantial amount of our revenue comes from a limited number of customers. As of December 31, 2002, we had managed service contracts with 46 clients. Contracts with individual clients who accounted for more than 10% of our revenues resulted in approximately 36% of our total revenues in 2001 and approximately 53% of our total revenues in 2002. Our service contracts typically have service terms of one to three years, subject in some cases to earlier termination by our clients upon written notice. We currently depend, and expect to depend in the foreseeable future, on the retention of the recurring service revenues from these contracts to finance our operations, and any material reduction in our recurring service revenues would have an adverse impact on our business, as well as reduce our ability to fund a portion of the future development of our software and services and to market our solutions to new clients, among other implications. The loss of one or more major clients, or any substantial reduction in our managed service fees from those clients would have a material adverse impact on our business, financial condition and results of operations.

We depend on the growth and retention of our client base. If we fail to generate repeat or expanded business from our current and future clients, our business will be seriously harmed.

Our success depends on the growth and retention of our client base. We currently depend on a limited number of key, high-profile clients. Our ability to attract new clients will depend on a variety of factors, including the accuracy, reliability and cost-effectiveness of our software and services and our ability to effectively market such solutions. We cannot be certain that our current clients will continue to purchase solutions and enhancements at the levels of previous periods, or that we will be able to conduct a significant amount of business with new clients. If we fail to generate repeat and expanded business from our current and future clients, our business, financial condition and results of operations would be seriously harmed.

Our performance will depend on the continued growth and acceptance of the Internet for doing business.

Use of the Internet is in an early stage of development. Our success is largely dependent upon acceptance and use of the unique capabilities of the Internet and private intranets to deliver our solutions. There can be no assurance that doing business over the Internet will continue to expand. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including:

     - inadequate development of the necessary telecommunications infrastructure to support growth of the Internet;

     - delays in the development of new standards and protocols required to handle increased Internet activity; and

     - concerns over data security and integrity of information transmitted over the Internet.

Inadequate development of telecommunications services to support the Internet could result in slower response times and adversely affect usage of the Internet and our solutions. If use of the Internet does not continue to grow, or if the Internet infrastructure does not effectively support growth that may occur, our business, results of operations and financial condition would likely suffer.

We face intense competition in the markets for our solutions.

We are one of the first companies to market an integrated set of Internet-based Enterprise Channel Management solutions for channel-focused companies and their channel partners. We believe that the market for these products and services is currently fragmented and rapidly evolving. We further believe that this market will become intensely competitive as market acceptance for our solutions continues to develop. Many of our potential competitors are larger and have substantially greater financial, technical, and marketing resources than we do. This could give them a competitive advantage over us. Also, some competitors and potential competitors offer a broader line of software and services than we do, which may affect current and potential clients' purchasing decisions, especially if clients wish to consolidate their solutions with a single or limited number of providers. Increased competition in these markets could force us to reduce prices for our software and services or result in the introduction of new products or services superior to ours. If we are not able to compete successfully, our business and financial results will likely suffer. Our future performance will be dependent upon our ability to remain competitive with respect to the technical capabilities, customer service capabilities and economic value of the solutions we offer.

We expect to increase our participation in international markets, which will expose us to additional risks associated with international operations.

We market and sell our solutions in the United States and internationally, and many of our clients are multinational corporations. We intend to expand the sale of our solutions in international markets. To date, we have limited experience in marketing our software and services internationally. Expansion into international markets will subject us to inherent risks, including:

     -    the impact of economic fluctuations outside the United States;

     - greater difficulty in accounts receivable collection and longer collection periods;

     -    expenses associated with tailoring solutions for foreign countries;

     - difficulties in obtaining adequate geographic and demographic data for our international offerings;

     - unexpected changes in regulatory requirements, tariffs and other trade barriers;

     - difficulties and costs associated with staffing and managing foreign operations;

     -    political and economic instability;

     -    currency exchange fluctuations;

     -    potentially adverse tax consequences; and

     -    reduced protection for intellectual property outside the United
          States.

The expansion into international markets will require significant management attention and financial resources. There can be no assurance that we can successfully manage the risks involved in expanding our business internationally or that the acceptance of the Internet and the use of our solutions will be similar to our experiences in the United States. If we are unable to expand our business internationally as planned, our business will likely suffer.

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

Our planned growth will also require us to attract and train skilled sales, operations, technical and administrative personnel to successfully sell and deliver our solutions as planned. Many of our systems are proprietary and require a period of training before a new employee is fully productive. We cannot be certain that we will continue to be successful in attracting, training and retaining skilled personnel needed to successfully expand our business.

In order to manage our anticipated growth, we must improve our financial and operational systems on a timely basis.

Our business plans and strategies assume a rapidly increasing market for channel management solutions and our continued participation in those markets. This planned growth will require us to make significant improvements in our financial and operational systems and procedures. Our business would likely suffer if we were unable to make the changes to our systems and procedures that are needed to accommodate our anticipated growth on a timely basis.

We use technology and databases licensed from third parties. Our business would likely suffer if this technology and data is not accurate, or is not updated on a timely basis, or if the terms of the licenses were to substantially change or be canceled.

Our primary solutions incorporate technology and databases developed and owned by third parties. We rely on these third parties to provide accurate technology and data, to enhance and update products to meet the changing needs of our clients and to respond to competitive and technological changes on a timely basis. If we were to breach our license agreements with these third parties or if any of these license agreements were terminated, we would lose the right to use the licensed software or data. There can be no assurances that we will be able to replace the functionality provided by the third-party software or data currently integrated into our solutions. In addition, if we are not able to obtain adequate support for third-party software and data or it becomes incompatible with our software and systems, we would need to redesign our software and systems or seek comparable replacements. There can be no assurances that we could successfully redesign our software and systems or that we could locate, develop and integrate adequate replacement software or data.

Delivery of our software and services could be delayed if third-party software or services incorporated in our solutions is no longer available.

We integrate third-party software and services as a component of our solutions. This third-party software and services may not continue to be available to us on commercially reasonable terms, or at all. If we cannot maintain licenses to key third-party software, delivery of our software could be delayed until equivalent software could be developed or licensed and integrated into our software, which could harm our business and operating results.

We plan to offer more licenses for our software to our clients, which may expose us to new risks in the marketplace.

Our current business plans contemplate providing software licenses to our clients. Previously, we offered our solutions under an ASP model and a software license with managed services model. Selling under a license only model may expose us to new risks. Our software may not function in the same way as it does in our hosted environment, or clients may lack the proper skills to operate the software. As a result, the perception of our products may suffer in the marketplace. In addition, we may need to obtain additional licenses if we discover that third-party software, or derivative works, have been embedded into our licensed products. There can be no assurances that we could obtain such licenses or that such licenses could be obtained on terms and conditions acceptable to us.

We may be susceptible to breaches of security.

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

Delivery of our services depends upon our ability to protect our data centers against damage from fire, floods, earthquakes, power loss, telecommunications failures and similar events. We carry property insurance in the event of equipment damage. Our system safeguards and insurance may not, however, be adequate to compensate for all losses that may occur from business interruptions. We utilize two Internet data centers maintained by Inflow, Inc. to provide services to our customers. The data centers are housed in two separate facilities, one in Denver, Colorado, and one in Thornton, Colorado. These facilities have safeguard protections such as a fire detection and suppression system, redundant telecommunications access and 24-hour systems maintenance support. We also maintain off-site storage of backups. However, we still may experience service outages due to multiple failures of systems or area-wide natural disasters, as both sites are located in the Denver metropolitan area.

Our business relies on our intellectual property. We have a limited ability to protect our intellectual property rights and could incur substantial costs to enforce our intellectual property rights or defend against claims of third parties for infringement on their intellectual property rights.

Our success depends on our ability to protect our intellectual property rights. We rely on a combination of copyright and trademark law, non-disclosure agreements and contractual provisions in agreements with our clients to establish and maintain proprietary rights in our services and other intellectual property. Additionally, we seek to control access to and distribution of our proprietary software, documentation and other information. These measures afford only limited protection for our intellectual property, as they do not prevent competitors from independently developing equivalent or superior technology or unauthorized parties from attempting to copy aspects of our software or to obtain and use information that we regard as proprietary. If we do not adequately protect our intellectual property, our business, financial condition and results of operations will be seriously harmed.

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

We believe that our products, trademarks, service marks and other proprietary rights do not infringe on the intellectual property rights of others. However, third parties may assert infringement claims against us in the future that may lead to litigation. We received correspondence in 2001 from Murex Licensing Corporation asserting that certain technologies employed by us infringe on patents owned by Murex. During the first half of 2002 we received further correspondence from Murex, which stated their belief that InfoNow is required to enter into a license agreement with them for the use of their technology. However, to date, Murex has not brought a formal claim or litigation against us. While we are continuing to evaluate Murex's position, at this point we believe that the patent infringement and license agreement obligation claims asserted in the correspondence from Murex are without merit, and we intend to defend against them vigorously should Murex bring a formal claim or litigation against us. We have executed a nondisclosure agreement and we have exchanged information with Murex that may facilitate resolution of this matter. Notwithstanding the existence of meritorious defenses, any litigation over the scope and application of patents or similar intellectual property claims could involve significant costs of defense, risks and uncertainties. If we litigate to enforce our rights or to defend against an infringement claim, it would be expensive, divert management resources and may not be adequate to protect our business. Additionally, if we were to lose any such litigation, we could be required to pay damages, license fees or royalties to obtain intellectual property rights needed to continue to sell our products and services, or cease sales of the infringing products or redesign or discontinue such products. Royalty or licensing agreements may be unavailable or may be offered on terms unacceptable to us. Delays or interruptions in our services that would have a material adverse impact on our business may occur if we are unable to obtain the necessary licensing or royalty agreements or if we are required to cease sales or redesign our solutions.

In some cases we actively pursue patents for software that we develop, however, there can be no assurance that patents will be granted. In addition, the time delay associated with issuing patents could result in competitors dominating our market before patent issuance.

The software and data in our systems that are used to provide our solutions might contain undetected errors that may result in product liability or other claims, which may seriously harm our business.

We use highly complex software and data in our solutions. Our testing procedures are designed to detect material errors in our data and systems but may not be adequate to detect all errors that may exist. In the event that an error in our systems harms our clients or other third parties, or fails to meet our clients' expectations, the harm to our reputation may diminish market acceptance for our services. Also, we may be exposed to possible litigation, or our clients may withhold payment. We rely on contractual provisions to limit our liabilities for such claims. However, these provisions may not be adequate to protect us from all possible claims. Currently, we are not aware of any such claims and have had no material claims made against us regarding such matters since our inception. Therefore, we have not established financial reserves for warranty or other similar claims, as we have no history upon which to base these reserves, and we have no product liability or other insurance with which to pay these claims. A product liability or other claim brought against us, even if not successful, would likely be time-consuming and costly. A product liability or other claim could seriously harm our business, financial condition and results of operations.

We may not be able to successfully manage our expansion.

In order to execute our business plan, we must grow significantly. As of December 31, 2001 and 2002, we had a total of 114 and 115 employees, respectively. We expect that the number of our employees will increase in the foreseeable future. We expect that we will need to expand and maintain close coordination among our technical, accounting, finance and sales and marketing organizations. Our inability to manage our cost growth relative to our sales and revenue growth could seriously harm our business, financial condition and results of operations.

Our business could be seriously affected by privacy issues.

Some of our current software and services, and other solutions under development are designed to capture demographic, customer preference and profile information. Privacy concerns may cause visitors to resist providing the personal data necessary to support this capability. More importantly, even the perception of privacy concerns, whether valid or not, may indirectly inhibit market acceptance of our solutions. In addition, legislative or regulatory requirements may heighten these concerns. Various countries and political entities, such as the European Economic Community, have adopted restrictive legislation or regulatory requirements and the United States may adopt similar legislation or regulatory requirements in the future. If customer privacy concerns are not adequately addressed or if restrictive legislation is adopted in the United States, our business, financial condition and results of operations could be seriously harmed.

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

It may be difficult to trade our shares if we are unable to maintain our listing on the Nasdaq SmallCap Market due to our limited trading volume or if our stock becomes subject to the penny stock rules of the Commission.

Our shares are currently listed on the Nasdaq SmallCap Market. This listing is dependent on us maintaining certain minimum listing standards, including, among others, minimum bid price and stockholders' equity standards. If we continue to incur losses and cannot maintain the standards for continued listing on the Nasdaq SmallCap Market, our common stock could be subject to delisting. Trading in our common stock would then be conducted in the over-the-counter market on the OTC Bulletin Board, and we would become subject to the penny stock rules maintained by the Commission. These rules impose additional sales practice requirements on broker-dealers before our stock could be sold to the customers of the broker-dealers. The additional sales practice requirements could materially adversely affect the willingness or ability of broker-dealers to sell our common stock. As a result, it may be difficult to sell shares or to obtain accurate quotations as to the price of our shares. In addition, it may be more difficult for us to obtain additional equity financing needed for future expansion of our operations due to the liquidity concerns of potential investors.

Volatility in the price of our common stock may make us the target of securities litigation, which could adversely affect our business.

The price of our common stock has been volatile in the past and may continue to be volatile in the future due to a variety of factors, many of which are beyond our ability to control. Factors affecting the trading price of our common stock include:

     -    responses to period-to-period variations in our results of operations;

     - announcements of new products, services or enhancements by our competitors or us;

     -    technological innovation by our competitors or us;

     - sales of common stock following the expiration of legal or contractual sales restrictions;

     - general market conditions or market conditions specific to the Internet or software industries;

     - perception of the company by media, industry analysts and via other public forums; and

     - changes in earnings estimates or recommendations by securities analysts, or guidance provided by the company.

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

Our management and directors exercise significant control over InfoNow.

Our management and directors beneficially own approximately 25% of our outstanding common stock primarily due to stock option grants, as is more fully disclosed in our 2002 Proxy Statement. As a result, and under certain circumstances, these stockholders acting together could exercise substantial influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company, which could negatively affect our stock price.

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

We may need to raise additional capital in the future in order to obtain working capital for our business, fund more aggressive marketing or product development programs or acquire complementary businesses, technologies or services. Any required additional financing may be unavailable at terms acceptable to us, or may not be available at all. If we raise additional funds by issuing equity securities, these securities may have rights senior to existing stockholders and existing stockholders may experience significant dilution of their ownership interest. If we are unable to obtain financing when required, we may be unable to fund our expansion, successfully exploit business opportunities, or adequately respond to competitive pressures, which would likely cause harm to our business. There can be no assurances that we will be able to obtain additional financing, if necessary, on terms acceptable to us, if at all.

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

If we fail to meet our contracted service level agreements it could result in the loss of key contracts or clients.

We have service level agreements with many of our customers. If we were to fall out of compliance with any service level agreement we could lose key contracts or clients.


Item 7. Financial Statements.
-----------------------------

The financial Statements required by this Item 7 are incorporated in pages F-1 through F-21 of this Annual Report on Form 10-KSB.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.
-----------------------------------------------------------------------

None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

Information with respect to Directors may be found under the caption "Proposal 1 Election of Directors" on pages 4 through 5 of the Company's definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission on for use at the Annual Meeting of Stockholders to be held May 9, 2003 (the "Proxy Statement"). Information with respect to Executive Officers may be found under the caption "Executive Officers" on page 16 of the Proxy Statement. Information with respect to compliance with section 16 (a) of the Exchange Act may be found under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance" on page 3 of the Proxy Statement. Such information is incorporated herein by reference to the Proxy Statement.


Item 10. Executive Compensation.
--------------------------------

The information set forth under the captions "Executive Compensation" and "Employment Contracts and Termination of Employment and Change in Control Arrangements" on pages 17 and 19, respectively, of the Proxy Statement and "Director Compensation" on page 7 of the Proxy Statement is incorporated herein by reference.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
---------------------------------------------------------------------------

The information set forth under the caption "Equity Compensation Plan Information" on page 19 of the Proxy Statement and the caption "Security Ownership of Certain Beneficial Owners and Management" on page 3 of the Proxy Statement is incorporated herein by reference.


Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

The information set forth under the caption "Certain Relationships and Related Transactions" on page 20 of the Proxy Statement is incorporated herein by reference.

Item 13. Exhibits, List and Reports on Form 8-K
-----------------------------------------------

     (a)  Exhibits

     Included as exhibits are the items listed on the Exhibit Index. We will furnish a copy of any of the exhibits listed below upon payment of $5.00 per exhibit to cover the costs to us of furnishing such exhibit.


     3.1       Certificate of Incorporation of the Company, as amended. (A)

     3.1.1 Certificate of Designation, Preferences and Rights of Series B Convertible Participating Preferred Stock of InfoNow Corporation.
               (I)

     3.2       Bylaws of the Company, as amended. (B)

     4.1 Form of Common Stock certificate for the Company's Common Stock, $.001 par value per share. (B)

     4.4       Form of Class C Warrant. (C)

     4.5       Form of Series B Convertible Preferred Stock Certificate. (I)

     10.14 InfoNow 1990 Stock Option Plan, as amended and restated January 23, 1998. (D)

     10.15     InfoNow 1999 Stock Option Plan, as amended. (E)

     10.37*    Agreement dated October 23, 1997 between the Company and Michael
               W. Johnson regarding sale of the Company. (F)

     10.42* Employment Agreement between the Company and Harold Herbst dated February 22, 2001. (K)

     10.44 Credit Facility between the Company and Silicon Valley Bank dated February 15, 2002. (K)

     10.45* Employment Agreement between the Company and Michael W. Johnson dated February 26, 2002. (K)

     10.46 Amendment to Office Lease between Principal Life Insurance Company and InfoNow Corporation dated May 15, 2002. (J)

     10.47* Employment Agreement between the Company and Don Kark dated March 30, 2001.

     10.48* Employment Agreement between the Company and James T. Brandt dated October 26, 2001.

     10.49 Loan Modification Agreement between the Company and Silicon Valley Bank dated February 14, 2003.

      23.1     Consent of Deloitte & Touche LLP.

     -------------------------------------------------

     (A) Incorporated by reference to the Company's Annual Report filed on Form 10-K for the year ended December 31, 1996.

     (B) Incorporated by reference to the Company's Registration Statement 33-43035 on Form S-1 filed February 14, 1992.

     (C) Incorporated by reference to the Company's Post-Effective Amendment No. 2 to Registration Statement No. 33-43035 on Form S-1 dated July 13, 1993.

     (D)  Incorporated by reference to the Company's Proxy Statement filed on
          Schedule 14A on March 27, 2000 relating to the Company's 2000 annual meeting of Stockholders.

     (E)  Incorporated by reference to the Company's Proxy Statement filed on
          Schedule 14A on March 28, 2001 relating to the Company's 2001 annual meeting of Stockholders.

     (F) Incorporated by reference to the Company's current report on Form 8-K filed January 27, 1997.

     (G) Incorporated by reference to the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 1999.

     (H) Incorporated by reference to the Company's quarterly report on Form 10-QSB filed August 14, 2002.

     (I) Incorporated by reference to the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 2001.

     *    Denotes management contract or compensatory plan.

     (b)  Reports on Form 8-K filed during the quarter ended December 31, 2002:

          - Current Report on Form 8-K filed under Item 5, Other Events and Required FD Disclosure, on November 15, 2002

          - Current Report on Form 8-K/A Filed under Item 5, Other Events and Required FD Disclosure, on November 4, 2002

          - Current Report on Form 8-K filed under Item 5, Other Events and Required FD Disclosure, on October 31, 2002


Item 14. Controls and Procedures.
---------------------------------

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

                                   SIGNATURES


In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 26, 2003.



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


Signature                      Title                              Date
---------                      -----                              ----

/s/ Michael W. Johnson         Chairman of the Board and          March 26, 2003
--------------------------     Chief Executive Officer
Michael W. Johnson             (Principal Executive Officer)


/s/ Harold R. Herbst           Chief Financial Officer and        March 26, 2003
--------------------------     Executive Vice President
Harold R. Herbst               (Principal Financial Officer)


/s/ James L. Medina            Vice President, Controller and     March 26, 2003
--------------------------     Treasurer
James L. Medina                (Principal Accounting Officer)


/s/ Allan R. Spies             Director                           March 26, 2003
--------------------------
Allan R. Spies

/s/ Duane H. Wentworth         Director                           March 26, 2003
--------------------------
Duane H. Wentworth

/s/ Michael D. Basch           Director                           March 26, 2003
--------------------------
Michael D. Basch

/s/ Jeffrey Peotter            Director                           March 26, 2003
--------------------------
Jeffrey Peotter

CERTIFICATIONS

I, Michael W. Johnson, certify that:

1. I have reviewed this annual report on Form 10-KSB of InfoNow Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ Michael W. Johnson
----------------------
Michael W. Johnson
Chief Executive Officer

CERTIFICATIONS

I, Harold R. Herbst, certify that:

1. I have reviewed this annual report on Form 10-KSB of InfoNow Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ Harold R. Herbst
--------------------
Harold R. Herbst
Chief Financial Officer

                               INFONOW CORPORATION

                          INDEX TO FINANCIAL STATEMENTS



                                                                            PAGE
                                                                            ----

Independent Auditors' Report                                                 F-2

Balance Sheet - December 31, 2002                                            F-3

Statements of Operations - Years Ended December 31, 2002 and 2001            F-4

Statements of Stockholders' Equity - For the Years Ended
        December 31, 2002 and 2001                                           F-5

Statements of Cash Flows - Years Ended December 31, 2002 and 2001            F-6

Notes to Financial Statements                                                F-7

                               INFONOW CORPORATION

                          INDEPENDENT AUDITORS' REPORT




Board of Directors
InfoNow Corporation
Denver, Colorado

We have audited the accompanying balance sheet of InfoNow Corporation as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of InfoNow Corporation as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.




DELOITTE & TOUCHE LLP

Denver, Colorado
February 28, 2003


                                      INFONOW CORPORATION

                                         BALANCE SHEET
                           (In Thousands, Except Share Information)

                                                                                     DECEMBER 31,
                                                                                        2002
                                                                                      --------
                                            ASSETS
                                            ------
CURRENT ASSETS:
    Cash and cash equivalents                                                         $  2,490
    Accounts receivable:
      Billed, net of allowance of $14                                                    1,412
      Unbilled                                                                             378
    Deferred implementation costs                                                           75
    Prepaid expenses                                                                       521
                                                                                      --------
         Total current assets                                                            4,876
                                                                                      --------

PROPERTY AND EQUIPMENT, net                                                                973

    Non-current deferred implementation costs                                               75
    Other assets and deferred charges                                                       25
                                                                                      --------

TOTAL ASSETS                                                                          $  5,949
                                                                                      ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------

CURRENT LIABILITIES:
    Capital leases - current portion                                                  $     77
    Accounts payable                                                                       337
    Payroll related liabilities                                                            332
    Other liabilities                                                                      116
    Short-term deferred revenues                                                         1,482
                                                                                      --------
         Total current liabilities                                                       2,344

    Capital leases, net of current portion                                                 130
    Long-term deferred revenues                                                            446
    Deferred rent                                                                          153

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value; 1,712,335 shares authorized
      Series A Convertible, 213,483 shares authorized, none issued and outstanding        --
      Series B Convertible Participating Preferred Stock, 550,000 shares authorized
         none issued and outstanding                                                      --
    Common stock, $.001 par value; 15,000,000 shares authorized; 9,318,359 issued
         and outstanding                                                                     9
    Additional paid-in capital                                                          39,148
    Accumulated deficit                                                                (36,281)
                                                                                      --------
         Total stockholders' equity                                                      2,876
                                                                                      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $  5,949
                                                                                      ========


                            See notes to the financial statements.


                               INFONOW CORPORATION
                            STATEMENTS OF OPERATIONS
                  (In Thousands, Except Per Share Information)

                                                        YEARS ENDED DECEMBER 31,
                                                           2002          2001
                                                         --------      --------
REVENUES:
    Service and other fees                               $  9,139      $  7,291
    Implementation fees                                     3,388         5,376
    Software license fees                                     252         1,324
                                                         --------      --------
         Total revenues                                    12,779        13,991
                                                         --------      --------

COST OF REVENUES                                            6,012         6,406
                                                         --------      --------

GROSS MARGIN                                                6,767         7,585

OPERATING EXPENSES:
    Selling and marketing                                   3,127         4,970
    Product development                                     1,245         1,570
    General and administrative                              2,393         2,889
                                                         --------      --------
         Total operating expenses                           6,765         9,429
                                                         --------      --------

INCOME (LOSS) FROM OPERATIONS                                   2        (1,844)

OTHER INCOME (EXPENSE):
    Interest income                                            30            94
    Interest expense                                          (31)          (43)
    Other, net                                               --               7
                                                         --------      --------
                                                               (1)           58
                                                         --------      --------

NET INCOME (LOSS)                                        $      1      $ (1,786)
                                                         ========      ========

NET INCOME (LOSS) PER COMMON SHARE:
    Basic                                                $   --        $   (.22)
    Fully diluted                                        $   --        $   (.22)
                                                         ========      ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    Basic                                                   8,532         8,170
    Fully diluted                                           9,601         8,170
                                                         ========      ========


                     See notes to the financial statements.


                                           INFONOW CORPORATION

                                   STATEMENTS OF STOCKHOLDERS' EQUITY
                             FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                         (In Thousands, Except Share and Per Share Information)


                                                                                 ADDITIONAL
                                     PREFERRED STOCK          COMMON STOCK         PAID-IN    ACCUMULATED
                                   SHARES       AMOUNT     SHARES       AMOUNT     CAPITAL      DEFICIT
                                  ---------    --------   ---------   ---------   ---------    ---------

BALANCES, December 31, 2000         250,000    $   --     8,146,244   $       8   $  38,811    $ (34,496)

Common shares issued upon
     exercise of  warrants and
     options                           --          --       102,674        --           144         --
Non-cash compensation expense -
     common stock options              --          --          --          --            34         --
Common stock options issued for
     services                          --          --          --          --             4         --
Net loss                               --          --          --          --          --         (1,786)
                                  ---------    --------   ---------   ---------   ---------    ---------

BALANCES, December 31, 2001         250,000        --     8,248,918           8      38,993      (36,282)

Common shares issued upon
     exercise of  warrants and
     options                           --          --       115,244        --           156         --
Conversion of preferred shares
     into common shares            (250,000)       --       954,197           1          (1)        --
Net income                             --          --          --          --          --              1
                                  ---------    --------   ---------   ---------   ---------    ---------

BALANCES, December 31, 2002            --          --     9,318,359   $       9   $  39,148    $ (36,281)
                                  =========    ========   =========   =========   =========    =========


                                 See notes to the financial statements.


                                    INFONOW CORPORATION
                                 STATEMENTS OF CASH FLOWS
                                      (in Thousands)

                                                                      YEARS ENDED DECEMBER 31,
                                                                          2002       2001
                                                                        -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                   $     1    $(1,786)
    Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation and amortization                                    1,022      1,114
         Bonus accrual                                                     (362)      --
         Allowance for bad debt                                             (44)         9
         Expense recognized in connection with stock, option and
             warrant issuances                                             --           38
         Gain on asset disposition                                         --           (7)
         Changes in operating assets and liabilities:
             Restricted cash                                                 17         59
             Accounts receivable                                           (168)        73
             Other current assets                                           277       (356)
             Other assets and deferred charges                               (3)       210
             Accounts payable                                               101       (391)
             Payroll related and other liabilities                         (124)       678
             Deferred revenue                                              (208)      (782)
                                                                        -------    -------
         Net cash provided by (used in) operating activities                509     (1,141)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                     (303)      (580)
    Proceeds from asset disposition                                        --           21
                                                                        -------    -------
         Net cash used in investing activities                             (303)      (559)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of options and warrants                          156        144
    Principal payments on debt obligations                                 (131)      (198)
                                                                        -------    -------
         Net cash provided by (used in) financing activities                 25        (54)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        231     (1,754)

CASH AND CASH EQUIVALENTS, beginning of year                              2,259      4,013
                                                                        -------    -------

CASH AND CASH EQUIVALENTS, end of year                                  $ 2,490    $ 2,259
                                                                        =======    =======

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                              $    36    $    42
                                                                        =======    =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Non-cash purchases of property and equipment                        $     5    $  --
                                                                        =======    =======


                          See notes to the financial statements.

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

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the differences could be material. Significant estimates include the estimate of a customer life, over which deferred revenue and implementation expenses are recognized, the percentage of completion on a customer contract, and the allowance for doubtful accounts.

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

     Capitalization of Computer Software - Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product, at which time such costs are capitalized, subject to expected recoverability. No capitalization of such costs occurred during the years ended December 31, 2002 or 2001. No amortization of such costs was incurred in 2002 or 2001.

     Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," requires costs of internally developed software to be charged to operations as incurred until certain capitalization criteria are met. The Company capitalized $60,000 in costs and amortized $81,000 for the year ended December 31, 2002. The Company capitalized $11,000 in costs and amortized $69,000 for the year ended December 31, 2001.

     Revenue Recognition - The Company offers its software and managed services to clients in two forms. The first (and historical) method utilizes an application service provider ("ASP") model. Under this business model the Company sells the right to use its software for the term of a specific agreement, and it implements and hosts that solution to meet specific client requirements. The revenue related to the right to use the Company's software is recognized through monthly service fees as services are performed. The implementation fee is deferred and recognized ratably over the longer of the expected customer life or contract term. During 2002, implementation fees of $934,000 were deferred, of which $120,000 was recognized in 2002. During 2001, implementation fees of $386,000 were deferred, of which $221,000 was recognized in 2001.

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


     The second method of delivering our software and services is via a license-hosted model. The Company began offering this model in 2001. Under this model, the Company sells clients a perpetual license for its software. The customer can install the software on their own in-house systems, or, as is most often the case, InfoNow will host the software and perform related services for them under a managed services agreement. Under this model, the Company recognizes both license and implementation revenues under Statement of Position 97-2 (SOP 97-2) on a percentage-of-completion basis over the implementation period, and it recognizes monthly service fees as earned. Losses are recognized immediately if projected direct costs exceed anticipated revenues.

     Effective March 16, 2000, the Company changed its method of accounting for implementation fees to recognizing non-licensed initial implementation fees related to service contracts over the expected term of the customer relationship. Prior to this change in accounting principle, the Company recognized revenue from non-licensed initial implementation fees using the percentage-of-completion method as the implementation was completed. This change in accounting principle is based on guidance provided in the Securities and Exchange Commission (the "SEC") Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, ("SAB 101") and Emerging Issues Task Force ("EITF") 00-3, "Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware." As a result of this change in accounting principle, the Company recorded a charge of $1,188,000 as the cumulative effect of the change in accounting principle consisting of $1,631,000 in net deferred revenues and $443,000 in net deferred implementation costs. During 2002 and 2001, $200,000 and $820,000 of deferred revenues, and $83,000 and $206,000 of net deferred costs from the cumulative effect were recognized, respectively. As of December 31, 2002, there were no remaining deferred revenue and expense balances associated with the cumulative effect of the accounting change.

     Income Taxes - The Company accounts for its income tax assets and liabilities in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets are then reduced by a valuation allowance for amounts which do not satisfy the realization criteria of SFAS No. 109. As a result of the valuation allowance, the Company had no net deferred tax assets at December 31, 2002 or December 31, 2001.

     Stock Compensation Expense - The Company records its stock compensation expense in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 specifies a fair value based method to measure compensation cost of issued stock options and similar instruments issued using a Black-Scholes model or other comparable method. However, the Company has elected an option under SFAS No. 123 that allows a Company to continue to recognize compensation cost for employees and directors in accordance with the guidance in APB No. 25 and disclose the pro forma results of operations as if SFAS No. 123 had been applied to the financial statements. Transactions in which the Company issues stock options or other equity instruments to acquire goods or services from non-employees are accounted for in accordance with SFAS No. 123. The Company accounts for

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


     stock compensation for employees via the intrinsic value method and for non-employees via the fair value method. The intrinsic value method results in no compensation expense for new stock option grants because the market value and strike price of the stock option grant are the same on the grant date. Had compensation cost for the Company's plans been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                         December 31,
                                                       2002       2001
                                                     -------    -------
                                                  (In thousands, except per
                                                        share amounts)
        Net Income (Loss)
           As reported                               $     1    $(1,786)
           Add: Stock-based employee compensation
             expense included in reported net
             income, net of tax effect                  --           36
           Deduct: Total stock-based employee
             compensation expense determined under
             fair value based method for all
             awards, net of tax effect                (2,758)    (3,419)
                                                     -------    -------
           Pro forma                                 $(2,757)   $(5,169)
                                                     =======    =======

        Earnings per share:
             Basic and diluted-as reported           $  --      $  (.22)
             Basic and diluted-pro forma             $  (.32)   $  (.63)


     During the twelve months ended December 31, 2002 and 2001, the Company received $156,000 and $144,000, respectively, from the exercise of 104,746 and 102,674 options, respectively, by former employees pursuant to the terms of the original options.

     Net Income (Loss) Per Common Share - The loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share ("EPS"). Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options, warrants outstanding and their equivalents are included in diluted earnings per share computations through the "treasury stock method" unless they are antidilutive. Convertible securities are included in diluted earnings per share computations through the "if converted" method unless they are antidilutive. Basic and diluted EPS were the same for 2001 because the Company had losses from operations and therefore, the effect of all potential common stocks was anti-dilutive. However, because the Company had net income for 2002, an additional 1,069,000 potentially dilutive in-the-money shares were included for purposes of the fully diluted EPS calculation.

     For the year ended December 31, 2001, approximately 1.4 million equivalent dilutive in-the-money securities (primarily convertible preferred shares and common stock options), have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations as they are antidilutive.

     Reclassifications - Certain amounts in the prior year financial statements have been reclassified to conform with the current year classifications.

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


     401(k) Plan - In 1996, the Company adopted a defined contribution plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible for participation in the 401(k) Plan and may contribute a portion of their compensation up to certain limits. The Company does not match employee contributions to the 401(k) Plan. Accordingly, no contributions were made by the Company to the 401(k) Plan for the years ending December 31, 2002 and 2001.

     Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents and accounts receivable. The Company attempts to limit its credit risk associated with cash equivalents by placing the Company's financial instruments with major institutions. The Company's customers are primarily large multi-national entities located throughout the U.S. The Company grants credit, generally without collateral, to these customers under specific contractual terms. The Company has not experienced any material losses related to its accounts receivable to date.

     During the year ended December 31, 2002, the Company earned $6,714,000, or 53%, of its revenue from one global organization. Prior to the third quarter of 2002 this entity had three business units that were customers of the Company. However, due to a merger of this entity with an existing customer, this organization now has five business units that are counted as five customers of the Company. No other organization accounted for more than 10% of the Company's revenue during the year ended December 31, 2002. As of December 31, 2002, that same organization accounted for approximately 48%, or $684,000, of the Company's net accounts receivable balance. The loss of this client, reduction in revenues from this client, or its inability or failure to pay would have a material adverse impact on the Company's financial condition and results of operations. Two other clients accounted for more than 10% of the Company's net accounts receivable balance at December 31, 2002, one of which accounted for 17%, or $240,000, of the balance, and the other of which made up 11%, or $152,000, of the balance. No other customers accounted for more than 10% of the Company's accounts receivable balance at December 31, 2002.

     During the year ended December 31, 2001, the Company earned 26% of its revenue from one customer, or approximately $3,700,000, and 10% of its revenue from another customer, or approximately $1,400,000. No other customers accounted for more than 10% of the Company's revenue during the year ended December 31, 2001.

     Segment Information - The Company operates in a single reportable segment and all revenues from customers are primarily from the sale of the Company's Enterprise Channel Management software and services.

     Recent Accounting Pronouncements - In July 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain indefinite life intangibles. Under a non-amortization approach, goodwill and certain indefinite life intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The adoption of SFAS No. 142 on January 1, 2002 had no impact on the Company's financial statements.

     In June, 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 would be recognized in the period in which the liability is incurred, with

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


     an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. SFAS No. 143 is effective for the Company's fiscal year beginning in 2003, but is not expected to have a material impact on the Company's financial statements.

     In August 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The adoption of SFAS No. 144 on January 1, 2002 had no impact on the Company's financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Under SFAS No. 145, gains and losses from extinguishment of debt shall be classified as extraordinary items only if they meet certain criteria for classification as extraordinary items in APB Opinion No. 30. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and also makes various corrections to existing pronouncements that are not substantive in nature. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective in fiscal years beginning after May 15, 2002, with early application encouraged. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for financial statements issued on or after May 15, 2002. This amendment and the other issues addressed in SFAS No. 145 did not have a material effect on the Company's financial position or results of operations.

     In May 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for an exit cost or disposal activity be recognized when the liability is incurred, whereas, under EITF No. 94-3, a liability was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's financial position or results of operations.

     In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus requires an approach to determine whether the Company should divide an arrangement with multiple deliverables into separate units of accounting. The consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with earlier application permitted. The transition provisions of the consensus allow the Company to apply the consensus prospectively or as a cumulative effect of a change in accounting principle. The Company does not believe the consensus will have a material impact on its financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


     of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. As of December 31, 2002 the Company did not have guarantees that it would be required to disclose under FIN 45. The Company does not believe that the adoption of this standard will have a material impact on its financial position or results of operations.

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation." The statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement requires companies to disclose in both annual and interim financial statements the method of accounting for stock-based compensation and the effect of the method used on reported results. The statement is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. The statement is not expected to have a material impact on the Company's financial statements. The Company has adopted the disclosure provisions of SFAS No. 148, however, it has not adopted the fair value method, and expects to continue to recognize compensation cost in accordance with the guidance in APB No. 25 unless future accounting rules dictate a change in method. If the Company were to adopt the fair value method, management believes there would be a material impact on the Company's results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not believe that the adoption of this standard will have a material impact on its financial position or results of operations.

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


2.   PROPERTY AND EQUIPMENT:
     -----------------------

     Property and equipment consist of the following (in thousands):
     ---------------------------------------------------------------

                                                               December 31,
                                                                   2002
                                                                 -------

      Computer equipment                                         $ 3,727
      Furniture and fixtures                                         394
      Leasehold Improvements                                         232
      Computer software                                            1,004
                                                                 -------
                                                                   5,357
      Less accumulated depreciation and amortization              (4,384)
                                                                 -------

      Property and equipment, net                                $   973
                                                                 =======


3.   CAPITAL LEASES:
     ---------------

     Capital leases consist of the following (in thousands):
     -------------------------------------------------------

                                                               December 31,
                                                                   2002
                                                                  -----

      Capital lease obligations bearing interest from 5.87% to
      12.8% due in monthly installments ranging from $1,576 to
      $6,489, maturing on dates ranging from October 2003 to
      October 2005, collateralized by equipment                  $   207

      Less current portion                                           (77)
                                                                 -------

      Long-term portion                                          $   130
                                                                 =======


     The capital leases are collateralized by the leased assets and are due in minimum monthly payments totaling $10,241 Interest expense related to capital leases for the years ended December 31, 2002 and 2001, was approximately $30,500 and $42,300, respectively.

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


     At December 31, 2002, future payments under the capital lease obligations are as follows (in thousands):
     -------------------------------------------------------------------------

          Year Ended December 31,
          -----------------------

          2003                                                $    89
          2004                                                     76
          2005                                                     65
                                                              -------
                                                                  230
          Less amount related to interest                         (23)
                                                              -------
                                                                  207
          Less current portion                                    (77)
                                                              -------
          Long term  portion                                  $   130
                                                              =======

     Included in the cost of property and equipment are assets obtained through capital leases. The following is a summary of assets under capital lease as of December 31, 2002 (in thousands):

          Furniture and Fixtures                                $ 209
          Computer Equipment                                      555
          Less accumulated depreciation                          (584)
                                                                -----

          Total                                                 $ 180
                                                                =====

     Depreciation and amortization expense related to property and equipment under capital lease was $176,091 and $209,839 for the years ended December 31, 2002 and 2001, respectively.

4.   LINE OF CREDIT:
     ---------------

     In February 2002, the Company secured a bank credit facility with both a $1,000,000 revolving line of credit to support future operating needs of the Company and a $1,000,000 equipment facility to support future investing needs of the organization. The bank credit facility requires that the Company meet various covenants. The Company failed to meet certain of the financial covenants in the months of March 2002 through June 2002. The Company obtained waivers for the instances of non-compliance. In addition, the bank has revised its financial covenants based on the Company's current business environment and business plan. The Company is not permitted to draw on the bank credit facility if it is out of compliance with any of the covenants. As of the date of this report, the Company is in compliance with all covenants and there is no outstanding debt under the bank credit facility. In March 2003 the Company renewed the bank credit facility through February 14, 2004 under substantially the same terms. The interest rate on the revolving line of credit is the prime rate plus 1 percent, and the interest rate on the equipment facility is the U.S. Treasury note yield to maturity for a term equal to 36 months as quoted in the Wall Street Journal plus 587 basis points.

5.   STOCKHOLDERS' EQUITY:
     ---------------------

     Preferred Stock - Shares of preferred stock may be issued from time to time in one or more series, with the rights and powers of each series set by the Board of Directors. The Company has a total of 1,712,335 authorized shares of preferred stock.

     Series A Convertible Preferred Stock. - The Board has designated 213,483 shares of the Company's total authorized shares of preferred stock as Series A Convertible Preferred Stock. No shares of Series A Convertible

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


     Preferred Stock are outstanding. Pursuant to the terms of the Company's Series A Convertible Preferred Stock designation, if and when issued the Series A Convertible Preferred Stock would be convertible to common stock at the rate of four shares of common stock for one share of preferred stock, would have a liquidation preference of $1.593 per share, and would have voting rights equal to the voting rights of the Common Stock on an as-converted basis. The Company has no present intention to issue shares of its Series A Convertible Preferred Stock.

     Series B Convertible Participating Preferred Stock - The Board has designated 800,000 shares of the Company's total authorized shares of preferred stock as Series B Convertible Participating Preferred Stock ("Series B Preferred Stock"). As a result of the conversion of the outstanding shares of Series B Preferred Stock described below, there are no shares of Series B Preferred Stock outstanding. Pursuant to the terms of the Company's Series B Preferred Stock designation, if and when issued the Series B Preferred Stock would participate in any dividends declared on the Company's Common Stock on an as-converted basis and would have voting rights equal to the voting rights of the Common Stock on an as-converted basis. Upon liquidation, dissolution, or change in control of the Company, the Series B Preferred Stock would have a liquidation preference equal to the greater of the amount that the holders would have received if the Series B Preferred Stock had been converted to Common Stock, or $20 per share plus unpaid dividends plus a pro rata share of any remaining assets on an as-converted basis, limited to an amount equal to twice the original issue price.

     On October 18, 2002, the Company received notice from The Putnam Advisory Company, LLC, on behalf of Putnam Emerging Information Sciences Trust (the "Putnam Trust Fund"), and Putnam Investment Management, LLC, on behalf of Putnam OTC and Emerging Growth Fund (the "Putnam OTC Fund" and, together with the Putnam Trust Fund, the "Funds"), of the Funds' exercise of their respective options to convert all of the 250,000 outstanding shares of the Company's Series B Preferred Stock collectively owned by the Funds into an aggregate of 954,197 shares of the Company's Common Stock. Pursuant to the terms of the Certificate of Designation, Preferences and Rights of Series B Preferred Stock of the Company, the conversion was effective immediately prior to the close of business on October 24, 2002, with respect to the 200,000 shares of Series B Preferred Stock (which converted into 763,358 shares of Common Stock) owned by the Putnam OTC Fund and October 25, 2002, with respect to the 50,000 shares of Series B Preferred Stock (which converted into 190,839 shares of Common Stock) owned by the Putnam Trust Fund. From and after the date of the conversion, all of the rights, privileges and preferences that the Funds were entitled to as holders of Series B Preferred Stock (including the liquidation preference described above) immediately terminated and the Funds automatically and immediately became holders of record of their respective shares of Common Stock received in the conversion. The shares of Common Stock issued to the Funds in respect of the conversion carry the same rights, including those rights respecting voting, payment of dividends and distributions upon liquidation, as the shares of Common Stock owned by the Company's other stockholders. The Funds were the only owners of the Company's Series B Preferred Stock; accordingly, there are no other shares of Series B Preferred Stock of the Company issued and outstanding, and the Company has no present intention to issue additional shares of its Series B Preferred Stock.

     As a result of the conversion and pursuant to the Certificate of Designation, Preferences and Rights of Series B Preferred Stock of the Company, the authorized shares of the Company's preferred stock was immediately and automatically reduced by 250,000 shares at the effective

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


     time of the conversion. Therefore, effective October 25, 2002, the total authorized shares of preferred stock of the Company was reduced from 1,962,335 shares to 1,712,335 shares, and the total number of shares of preferred stock designated as Series B Preferred Stock was reduced from 800,000 shares to 550,000 shares, in each instance without any further action required by the Board of Directors, the Company or its stockholders.

     Stock Option and Warrant Compensation - The Company applies APB Opinion No. 25 and related interpretations in accounting for options and warrants issued to employees. Accordingly, no compensation cost has been recognized for issuances of options and warrants to employees at exercise prices not less than the market value of the Company's common stock on the grant dates. Had compensation cost for the Company's plans been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                        December 31,
                                                      2002        2001
                                                     -------    -------
                                                   (In thousands, except
                                                     per share amounts)
        Net Income (Loss)
           As reported                               $     1    $(1,786)
           Add: Stock-based employee compensation
             expense included in reported net
             income, net of tax effect                  --           36
           Deduct: Total stock-based employee
             compensation expense determined under
             fair value based method for all
             awards, net of tax effect                (2,758)    (3,419)
                                                     -------    -------
           Pro forma                                 $(2,757)   $(5,169)
                                                     =======    =======

        Earnings per share:
             Basic and diluted-as reported           $  --      $  (.22)
             Basic and diluted-pro forma             $  (.32)   $  (.63)


     The fair value of each grant was determined using the Black-Scholes option pricing model with the following assumptions used for grants for 2002 and 2001: (1) risk-free interest rates of 2.78% in 2002 and 4.46% in 2001; (2)
     no expected dividend yield; (3) expected lives of 5 years; and (4) assumed volatility of approximately 134% in 2002 and 125% in 2001.

     Stock Option Plans - The Company has two Stock Option Plans to provide directors, officers and other key employees options to purchase shares of the Company's common stock, the 1990 Stock Option Plan (the "1990 Plan") and the 1999 Stock Option Plan (the "1999 Plan"). There are 2,200,000 and 3,500,000 shares reserved for issuance under the 1990 Plan and 1999 Plan, respectively. As of December 31, 2002, 387,150 shares were available for grant under the 1999 Plan and there were no shares available for grant under the 1990 Plan. Under the terms of the plans, the Board of Directors may grant officers and key employees either "non-qualified" or "incentive stock options" as defined by the Internal Revenue Service code and regulations and may grant non-qualified options to non-employee directors. Under the terms of the plans, the purchase price of the shares subject to

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


     an option will be the fair market value of the Company's common stock on the date the option is granted. If the grantee owns more than 10% of the total combined voting power or value of all classes of stock on the date of grant, the purchase price shall be at least 110% of the fair market value at the date of grant and the exercise term shall be up to five years from the date of grant. All other options granted under the 1990 Plan are exercisable up to 10 years from the date of the grant. Options issued under the plans generally vest over a three-year period.

     A summary of the status of the Company's stock option plans as of December 31, 2002 and 2001 and changes during the years ended on those dates is presented below:

                                                           Weighted
                                            Shares Under    Average
                                               Option    Exercise Price
                                               ------    --------------

                Balance, December 31, 2000    3,321,248    $   3.77

                        Granted               1,065,230    $   1.79
                        Exercised              (102,674)       1.39
                        Canceled               (535,159)       4.64
                                              ---------
                Balance, December 31, 2001    3,748,645    $   3.15

                        Granted               1,074,000    $   1.27
                        Exercised              (104,746)       1.49
                        Canceled               (424,856)       2.56
                                              ---------
                Balance, December 31, 2002    4,293,043    $   2.78
                                              =========


     Shares exercisable in the plans were 3,295,411 and 2,624,651 for the years ended 2002 and 2001, respectively. The weighted-average fair value of each option granted in 2002 and 2001 was $1.11 and $1.46 per share, respectively.

     The following table summarizes information about fixed stock options outstanding at December 31, 2002:

                        Options Outstanding                Options Exercisable
                        -------------------                -------------------
                                    Weighted
                                     Average    Weighted                Weighted
         Range of                   Remaining    Average                 Average
         Exercise        Number    Contractual  Exercise    Number      Exercise
          Prices      Outstanding     Life       Price    Exercisable    Price
     ---------------- -----------  -----------  --------  -----------   --------

     $0.55 to $.97       473,500       8.3       $0.80       163,417      $0.83
     $1.00 to $1.98    2,151,001       4.2        1.42     1,780,020       1.39
     $2.11 to $2.86      556,485       3.8        2.31       282,705       2.31
     $3.03 to $3.97      145,557       2.2        3.85       125,265       3.85
     $4.10 to $8.94      873,000       1.9        6.22       854,935       6.21
     $11.44 to $16.19     93,500       2.1       12.87        89,069      12.85
                       ---------                           ---------

     $0.55 to $16.19   4,293,043       4.0       $2.78     3,295,411      $3.09
                       =========                           =========

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


     Stock Warrants - A summary of the status of the Company's warrants as of December 31, 2002 and 2001 and changes during the years ended on those dates is presented below:

                                                               Weighted
                                            Shares Under        Average
                                               Warrant       Exercise Price
                                               -------       --------------
           Balance, December 31, 2000          221,387          $ 2.71

                   Granted                           -            -
                   Exercised                         -            -
                   Canceled                          -            -
                                              --------
           Balance, December 31, 2001          221,387          $ 2.71

                   Granted                           -            -
                   Exercised                   (10,498)           1.36
                   Canceled                    (84,502)           2.82
                                              --------
           Balance, December 31, 2002          126,387          $ 2.75
                                              ========


     Warrants exercisable were 126,387 and 221,387 for the years ended December 31, 2002 and 2001, respectively.

     The following table summarizes information about warrants outstanding and exercisable at December 31, 2002:

                                               Weighted
                                                Average     Weighted
                                               Remaining     Average
               Exercise          Number       Contractual   Exercise
                Prices         Outstanding       Life         Price
                ------         -----------       ----         -----

            $        1.36          5,000          3.0        $ 1.36
                     2.00        100,000          3.0          2.00
                     3.68          8,500          2.8          3.68
                     4.25          2,361          2.6          4.25
                     9.50         10,526          2.2          9.50
                                --------

            $ 1.36 to 9.50       126,387          2.9        $ 2.75
                                ========

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


6.   INCOME TAXES:
     -------------

     The significant components of the net deferred tax asset at December 31, 2002 consist of the following (in thousands):
     ------------------------------------------------------------------------

              Deferred Tax Assets
                      Net operating loss carryforwards   $ 4,479
                      Deferred Set Up & Implementation       439
                      Other Accruals                         398
                                                         -------
                             Total deferred tax assets     5,316
              Deferred Tax Liabilities                      --
                                                         -------
              Net Deferred Tax Assets                      5,316
              Valuation allowance                         (5,316)
                                                         -------
              Net Asset                                  $  --
                                                         =======


     Income tax expenses differed from the amounts computed by applying the U.S. Federal and State income tax rates to loss before income taxes as a result of the following:

                                                  2002    2001
                                                  ----    ----

                 Federal Tax "expected" benefit      1    (607)
                 State Tax "expected" benefit       --     (56)
                 Permanent Items                    (1)     21
                 Stock Option Benefit              (98)     --
                 Other                              11     (42)
                 Valuation Allowance                87     684
                                                  ----    ----
                 Income Tax Benefit                 --      --
                                                  ====    ====


     The benefits of the Company's net operating loss carryforwards as of December 31, 2002 and 2001, do not satisfy the realization criteria set forth in SFAS No. 109 and accordingly, the Company has recorded a valuation allowance for the entire net deferred tax asset. The valuation allowance increased by $86,646 in 2002 and $683,835 in 2001, due to the increase in the net operating loss carryforward.

     Because the Company experienced a significant change in control and substantially changed its business on May 22, 1995, the Company believes that, under current tax regulations, the utilization of tax loss carryforwards will be limited to loss carryforwards generated after May 23, 1995, which amounted to approximately $12,085,949 as of December 31, 2002.

7.   COMMITMENTS AND CONTINGENCIES:
     ------------------------------

     Operating Lease Commitments - The Company has non-cancelable leases for its facilities and certain office equipment. Following is a summary of future lease commitments at December 31, 2002 (in thousands):

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


           Year Ended December 31,
           -----------------------

           2003                                             $    302
           2004                                                  466
           2005                                                  469
           2006                                                  489
           2007                                                  367
                                                            --------

                                                            $  2,093
                                                            ========


     Rent expense related to operating leases was $402,000 and $363,000 for the years ended December 31, 2002 and 2001, respectively.

     Through September 30, 2002, the Company leased approximately 27,000 square feet of office space under two leases at an average rate of approximately $14.00 per square foot. The leases were with unrelated parties and one of the leases was a sublease that terminated on September 30, 2002. The Company renegotiated both leases and, effective October 1, 2002, both leases were combined into one new lease agreement, covering the same office space. Under the new lease, the average rate per square foot increased to $16.50 per square foot for the period between October 1, 2002 and June 30, 2003. The rate increases to $17.00 per square foot from July 2003 through September 2005 and $18.00 per square foot from October 2005 through September 2007, when the lease expires. The new lease contains a refurbishment allowance of $326,000, of which the Company utilized approximately $35,000 to improve the premises and $130,000 to offset a portion of its rent obligations from September 2002 through December 2002. The Company expects to use the remaining $161,000 to offset future rent obligations from January 2003 through May 2003. Rent expense, net of the refurbishment allowance, will be recognized on a straight-line basis over the term of the lease.

     From time to time the Company may be involved in litigation that arises in the normal course of business operations. As of the date of this report, the Company is not a party to any litigation that it believes could reasonably be expected to have a material adverse effect on the business or results of operations.

     The Company received correspondence in 2001 from Murex Licensing Corporation asserting that certain technologies employed by the Company infringe on patents owned by Murex. During 2002 the Company has received further correspondence from Murex stating Murex's belief that the Company is required to enter into a license agreement with Murex for the use of Murex's technology. However, to date, Murex has not brought a formal claim or litigation against the Company. While the Company is continuing to evaluate Murex's position, at this point it believes that the patent infringement and license agreement obligation claims asserted in the correspondence from Murex are without merit, and the Company intends to defend against them vigorously should Murex bring a formal claim or litigation against the Company. The Company has executed a nondisclosure agreement and has exchanged information with Murex which may facilitate resolution of this matter. Notwithstanding the existence of meritorious defenses, any litigation over the scope and application of patents or similar intellectual property claims could involve significant costs of defense, risks and uncertainties.


                                             INFONOW CORPORATION
                                        NOTES TO FINANCIAL STATEMENTS


8.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
     ----------------------------------------------

                                                        (In Thousands, Except Per Share Information)
                                                                     2002 Quarter Ended
                                             ----------------------------------------------------------------
                                             March 31           June 30        September 30       December 31
                                             --------           -------        ------------       -----------
Revenues                                      $ 3,124           $ 2,814           $ 3,107           $ 3,734
Gross Margin                                    1,535             1,399             1,570             2,263

Net Income (Loss)                             $  (371)          $  (211)          $   (97)          $   680
                                              =======           =======           =======           =======

Basic earnings (loss) per common share        $ (0.04)          $ (0.03)          $ (0.01)          $  0.08
                                              =======           =======           =======           =======

Fully diluted earnings (loss) per
  common share                                $ (0.04)          $ (0.03)          $ (0.01)          $  0.07
                                              =======           =======           =======           =======


                                                                     2001 Quarter Ended
                                             ----------------------------------------------------------------
                                             March 31           June 30        September 30       December 31
                                             --------           -------        ------------       -----------

Revenues                                      $ 2,487           $ 3,466           $ 3,951           $ 4,087
Gross Margin                                      952             1,920             2,423             2,290

Net Income (Loss)                             $(1,483)          $  (631)          $    50           $   278
                                              =======           =======           =======           =======

Basic earnings (loss) per common share        $ (0.18)          $ (0.08)          $  0.01           $  0.03
                                              =======           =======           =======           =======

Fully diluted earnings (loss) per
  common share                                $ (0.18)          $ (0.08)          $  0.01           $  0.03
                                              =======           =======           =======           =======








                                                    F-21

                                  EXHIBIT INDEX

Exhibit
Number      Description
------      -----------

3.1         Certificate of Incorporation of the Company, as amended. (A)

3.1.1 Certificate of Designation, Preferences and Rights of Series B Convertible Participating Preferred Stock of InfoNow Corporation.
            (I)

3.2         Bylaws of the Company, as amended. (B)

4.1 Form of Common Stock certificate for the Company's Common Stock, $.001 par value per share. (B)

4.4         Form of Class C Warrant. (C)

4.5         Form of Series B Convertible Preferred Stock Certificate. (I)

10.14 InfoNow 1990 Stock Option Plan, as amended and restated January 23, 1998. (D)

10.15       InfoNow 1999 Stock Option Plan, as amended. (E)

10.37* Agreement dated October 23, 1997 between the Company and Michael W. Johnson regarding sale of the Company. (F)

10.42* Employment Agreement between the Company and Harold Herbst dated February 22, 2001. (K)

10.44 Credit Facility between the Company and Silicon Valley Bank dated February 15, 2002. (K)

10.45* Employment Agreement between the Company and Michael W. Johnson dated February 26, 2002. (K)

10.46 Amendment to Office Lease between Principal Life Insurance Company and InfoNow Corporation dated May 15, 2002. (J)

10.47*      Employment Agreement between the Company and Don Kark dated March
            30, 2001.

10.48* Employment Agreement between the Company and James T. Brandt dated October 26, 2001.

Exhibit
Number      Description
------      -----------

10.49 Loan Modification Agreement between the Company and Silicon Valley Bank dated February 14, 2003.

23.1        Consent of Deloitte & Touche LLP.

-------------------------------------------------

(A) Incorporated by reference to the Company's Annual Report filed on Form 10-K for the year ended December 31, 1996.

(B) Incorporated by reference to the Company's Registration Statement 33-43035 on Form S-1 filed February 14, 1992.

(C) Incorporated by reference to the Company's Post-Effective Amendment No. 2 to Registration Statement No. 33-43035 on Form S-1 dated July 13, 1993.

(D)  Incorporated by reference to the Company's Proxy Statement filed on
     Schedule 14A on March 27, 2000 relating to the Company's 2000 annual meeting of Stockholders.

(E)  Incorporated by reference to the Company's Proxy Statement filed on
     Schedule 14A on March 28, 2001 relating to the Company's 2001 annual meeting of Stockholders.

(F) Incorporated by reference to the Company's current report on Form 8-K filed January 27, 1997.

(G) Incorporated by reference to the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 1999.

(H) Incorporated by reference to the Company's quarterly report on Form 10-QSB filed August 14, 2002.

(I) Incorporated by reference to the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 2001.

*    Denotes management contract or compensatory plan.