Form 10QSB
period 2003-03-31
INFONOW CORP /
filed 2003-04-28
CIK 879684

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

As of April 25, 2003, there were 9,318,359 shares of the Issuer's common stock outstanding.

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

ITEM 1.  FINANCIAL STATEMENTS

         Unaudited Balance Sheet - March 31, 2003..............................3

         Unaudited Statements of Operations - For the Three Months
           Ended March 31, 2003 and March 31, 2002.............................4

         Unaudited Statements of Cash Flows - For the Three Months
           Ended March 31, 2003 and March 31, 2002.............................5

         Notes to Unaudited Financial Statements...............................6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............12

ITEM 3.  CONTROLS AND PROCEDURES..............................................20


                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................21

         SIGNATURES...........................................................22

         CERTIFICATIONS.......................................................23


                                  PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                       INFONOW CORPORATION
                                          BALANCE SHEET
                            (In Thousands, Except Share Information)
                                           (Unaudited)
                                                                                        MARCH 31,
                                                                                          2003
                                                                                        --------
                                             ASSETS
                                             ------
CURRENT ASSETS:
    Cash and cash equivalents                                                           $  2,620
    Accounts receivable:
          Billed, net of allowance of $25                                                  1,298
          Unbilled                                                                           140
    Deferred implementation costs                                                             20
    Prepaid expenses                                                                         452
                                                                                        --------
         Total current assets                                                              4,530
                                                                                        --------

PROPERTY AND EQUIPMENT, net                                                                  828

    Non-current deferred implementation costs                                                 42
    Other assets and deferred charges                                                         25
                                                                                        --------

TOTAL ASSETS                                                                            $  5,425
                                                                                        ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
                              ------------------------------------
CURRENT LIABILITIES:
    Capital leases - current portion                                                    $     98
    Accounts payable                                                                         413
    Payroll related liabilities                                                              343
    Other liabilities                                                                        156
    Short-term deferred revenues                                                             839
                                                                                        --------
         Total current liabilities                                                         1,849

    Capital leases, net of current portion                                                   109
    Long-term deferred revenues                                                               98
    Deferred rent                                                                            210

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value; 1,712,335 shares authorized
       Series A Convertible, 213,483 shares authorized, none issued and outstanding         --
       Series B Convertible Participating Preferred Stock, 550,000 shares authorized,
         none issued and outstanding                                                        --
    Common stock, $.001 par value; 15,000,000 shares authorized; 9,318,359 issued
         and outstanding                                                                       9
    Additional paid-in capital                                                            39,148
    Accumulated deficit                                                                  (35,998)
                                                                                        --------
         Total stockholders' equity                                                        3,159
                                                                                        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $  5,425
                                                                                        ========

                        See notes to the unaudited financial statements.


                               INFONOW CORPORATION
                            STATEMENTS OF OPERATIONS
                  (In Thousands, Except Per Share Information)
                                   (Unaudited)



                                                       THREE MONTHS ENDED MARCH 31,
                                                            2003          2002
                                                          -------       -------
REVENUES:
     Service and other fees                               $ 2,369       $ 2,219
     Implementation fees                                    1,191           881
     Software license fees                                     75            24
                                                          -------       -------
                Total revenues                              3,635         3,124
                                                          -------       -------

COST OF REVENUES                                            1,585         1,589
                                                          -------       -------

GROSS MARGIN                                                2,050         1,535

OPERATING EXPENSES:
    Selling and marketing                                     640           875
    Product development                                       359           353
    General and administrative                                768           677
                                                          -------       -------
         Total operating expenses                           1,767         1,905
                                                          -------       -------

INCOME (LOSS) FROM OPERATIONS                                 283          (370)

OTHER INCOME (EXPENSE):
    Interest income                                             6             8
    Interest expense                                           (5)           (9)
                                                          -------       -------
         Total other income (expense)                           1            (1)
                                                          -------       -------

NET INCOME (LOSS)                                         $   284       $  (371)
                                                          =======       =======

NET INCOME (LOSS) PER COMMON SHARE:
    Basic                                                 $   .03       $  (.04)
    Fully diluted                                         $   .03       $  (.04)
                                                          =======       =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    Basic                                                   9,318         8,337
    Fully diluted                                           9,721         8,337
                                                          =======       =======


                See notes to the unaudited financial statements.


                                   INFONOW CORPORATION
                                STATEMENTS OF CASH FLOWS
                                     (in Thousands)
                                       (Unaudited)

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                        2003       2002
                                                                      -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                 $   284    $  (371)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                    186        272
         Allowance for bad debt                                            11        (24)
         Changes in operating assets and liabilities:
             Restricted cash                                             --           17
             Accounts receivable                                          341        142
             Other current assets                                         124        215
             Other assets and deferred charges                             33         20
             Accounts payable                                             105         54
             Payroll related and other liabilities                         49       (154)
             Deferred revenue                                            (989)       (15)
                                                                      -------    -------
         Net cash provided by operating activities                        144        156

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property and equipment                                    (14)       (11)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options                              --          151
    Principal payments on debt obligations                               --           (4)
                                                                      -------    -------
         Net cash provided by financing activities                       --          147

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 130        292

CASH AND CASH EQUIVALENTS, beginning of period                          2,490      2,259
                                                                      -------    -------

CASH AND CASH EQUIVALENTS, end of period                              $ 2,620    $ 2,551
                                                                      =======    =======

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                            $  --      $     1
                                                                      =======    =======

NON CASH INVESTING AND FINANCING ACTIVITIES:
    Non-cash purchases of property and equipment                      $    32    $    38
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

                                           5

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------------------------

     Organization and Business Activity - Unless otherwise indicated, all references in this form 10-QSB to "InfoNow," "the Company," "we," or "one" refer to InfoNow Corporation. The Company was incorporated under the laws of the State of Delaware on October 29, 1990. The Company provides Enterprise Channel Management software and services to Global 2000 companies that sell locally through dealers, distributors, resellers or branches, also known as channel partners. The Company's software and services enable large, multi-national companies to utilize the power of the Internet to sell to and service end customers in collaboration with their channel partners.

     The accompanying interim condensed financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of those of a normal recurring nature) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's previous filings with the U.S. Securities and Exchange Commission.

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

     Revenue Recognition - The Company offers its software and services to clients in two forms. The first (and historical) method utilizes an application service provider ("ASP") model. Under this business model the Company sells the right to use its software for the term of a specific agreement, and it implements and hosts that solution to meet specific client requirements. The revenue related to the right to use the Company's software is recognized through monthly service fees as services are performed. The implementation fee is deferred and recognized ratably over the longer of the expected customer life or contract term. During the three months ended March 31, 2003, implementation fees of $172,000 were deferred, of which $138,000 was recognized during the three months ended March 31, 2003. During the three months ended March 31, 2002, implementation fees of $229,000 were deferred, of which $3,000 was recognized during the three months ended March 31, 2002.

     The second method of delivering our software and services is via a license-hosted model. The Company began offering this model in 2001. Under this model, the Company sells clients a perpetual license for its software. The customer can install the software on their own in-house systems, or, as is most often the case, InfoNow will host the software and perform related services for them under a services agreement. The Company recognized $587,000 in previously deferred revenue during the quarter as a result of the Company's largest client converting its Locator and Lead Management solutions from an ASP arrangement to a license-hosted arrangement. Under this model, the Company recognizes both license and implementation revenues under Statement of Position 97-2 ("SOP 97-2") on a percentage-of-completion basis over the implementation period, and it recognizes monthly service fees as earned. Losses are recognized immediately if projected direct costs exceed anticipated revenues.

     Income Taxes - The Company accounts for its income tax assets and liabilities in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets are then reduced by a valuation allowance for amounts that do not satisfy the realization criteria of SFAS No. 109. As a result of the valuation allowance, the Company had no net deferred tax assets at March 31, 2003.

     Stock Compensation Expense - The Company records its stock compensation expense in accordance with SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123 specifies a fair value based method to measure compensation cost of issued stock options and similar instruments issued using a Black-Scholes model or other comparable method. However, the Company has elected an option under SFAS No. 123 that allows a company to continue to recognize compensation cost for employees and directors in accordance with the guidance in Accounting Principles Board No. 25 and disclose the pro forma results of operations as if SFAS No. 123 had been applied to the financial statements. Transactions in which the Company issues stock options or other equity instruments to acquire goods or services from non-employees are accounted for in accordance with SFAS No. 123. The Company accounts for stock compensation for employees via the intrinsic value method and for non-employees via the fair value method. The intrinsic value method results in no compensation expense for new stock option grants because the market value and strike price of the stock option grant are the same on the grant date. Had compensation cost for the Company's plans been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                          March 31,
                                                      2003        2002
                                                     -------    -------
                                                    (In thousands, except
                                                      per share amounts)
        Net Income (Loss)
           As reported                               $   284    $  (371)
           Add: Stock-based employee compensation
             expense included in reported net
             income, net of tax effect                  --         --
           Deduct: Total stock-based employee
             compensation expense determined under
             fair value based method for all
             awards, net of tax effect                  (440)      (679)
                                                     -------    -------
           Pro forma                                 $  (156)   $(1,050)
                                                     =======    =======

        Earnings per share:
             Basic and diluted-as reported           $   .03    $  (.04)
             Basic and diluted-pro forma             $  (.02)   $  (.13)


     During the three months ended March 31, 2002, the Company received $151,000 of proceeds from the exercise of 100,100 options by former employees pursuant to the terms of the original options. There were no stock option exercises during the three months ended March 31, 2003.

     Net Income (Loss) Per Common Share - The loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic earnings per share ("EPS") is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options, warrants outstanding and their equivalents are included in diluted earnings per share computations through the "treasury stock method" unless they are antidilutive. Convertible securities are included in diluted earnings per share computations through the "if converted" method unless they are antidilutive. Basic and diluted EPS were the same for the first quarter of 2002 because the Company had losses from operations and therefore, the effect of all potential common stocks was antidilutive. However, because the Company had net income for the first quarter of 2003, an additional 403,000 potentially dilutive in-the-money shares were included for purposes of the fully diluted EPS calculation.

     For the three months ended March 31, 2002, approximately 1,015,000 equivalent dilutive in-the-money securities (primarily common stock options) have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations, as they are antidilutive.

     Reclassifications - The Company's Statement of Operations contains categories for Service and Other Fees, Implementation Fees and Software License Fees. In the Company's quarterly report filed on Form 10-QSB for the three months ended March 31, 2002, Service and Other Fees and

     Implementation Fees were classified in a single category called Implementation and Service Fees. As a result, Service and Other Fees and Implementation fees in the prior year financial statements presented in this Form 10-QSB for the three months ended March 31, 2003 have been reclassified to conform to the current year classifications.

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

     During the three months ended March 31, 2003, the Company earned $1,557,000, or 43%, of its revenue from one global organization. Prior to the third quarter of 2002 this entity had three business units that were customers of the Company. However, due to a merger of this entity with an existing customer, this organization now has five business units that are counted as five customers of the Company. No other organization accounted for more than 10% of the Company's revenue during the three months ended March 31, 2003. As of March 31, 2003, that same organization accounted for approximately 47%, or $611,000, of the Company's net accounts receivable balance. The loss of this client, reduction in revenues from this client, or its inability or failure to pay would have a material adverse impact on the Company's financial condition and results of operations. Another client accounted for 30%, or $392,000, of the Company's net accounts receivable balance at March 31, 2003. No other customers accounted for more than 10% of the Company's accounts receivable balance at March 31, 2003.

     During the three months ended March 31, 2002, the Company earned 44% of its revenue from one customer, or approximately $1,381,000, and no other customer accounted for more than 10% of the Company's revenue during that time period.

     Segment Information - The Company operates in a single reportable segment and all revenues from customers are primarily from the sale of the Company's Enterprise Channel Management software and services.

     Recent Accounting Pronouncements - In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Under SFAS No. 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS No. 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Over time, the liability would be accreted to its present value, and the capitalized cost would be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity would either settle the obligation for its recorded amount or incur a gain or loss upon settlement. The adoption of SFAS No. 143 on January 1, 2003 had no impact on the Company's financial statements.

     In May 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain Costs Incurred in a

     Restructuring) ("EIFT No. 94-3"). SFAS No. 146 requires that a liability for an exit cost or disposal activity be recognized when the liability is incurred, whereas, under EITF No. 94-3, a liability was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 had no impact on the Company's financial position or results of operations.

     In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The consensus requires an approach to determine whether the Company should divide an arrangement with multiple deliverables into separate units of accounting. The consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with earlier application permitted. The transition provisions of the consensus allow the Company to apply the consensus prospectively or as a cumulative effect of a change in accounting principle. The Company does not believe the consensus will have a material impact on its financial position or results of operations.

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123. The statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement requires companies to disclose in both annual and interim financial statements the method of accounting for stock-based compensation and the effect of the method used on reported results. The statement is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. The statement is not expected to have a material impact on the Company's financial statements. The Company has adopted the disclosure provisions of SFAS No. 148, however, it has not adopted the fair value method, and expects to continue to recognize compensation cost in accordance with the guidance in APB No. 25 unless future accounting rules dictate a change in method. If the Company were to adopt the fair value method, management believes there would be a material impact on the Company's results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not believe that the adoption of this standard will have a material impact on its financial position or results of operations.


2.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

     The Company leases approximately 27,000 square feet of office space at a rate of $16.50 per square foot for the period between October 1, 2002 and June 30, 2003. The rate increases to $17.00 per square foot from July 2003 through September 2005 and $18.00 per square foot from October 2005 through September 2007, when the lease expires. The new lease contains a refurbishment allowance of $326,000, of which the Company utilized approximately $35,000 to improve the premises and $242,000 to offset a portion of its rent obligations from September 2002 through March 2003. The Company expects to use the remaining $49,000 to offset future rent obligations in April and May 2003. Rent expense, net of the refurbishment allowance, is recognized on a straight-line basis over the term of the lease.

     From time to time the Company may be involved in litigation that arises in the normal course of business operations. As of the date of this report, the Company is not a party to any litigation that it believes could reasonably be expected to have a material adverse effect on its business or results of operations.

     The Company received correspondence in 2001 from Murex Licensing Corporation asserting that certain technologies employed by the Company infringe on patents owned by Murex. During 2002, the Company received further correspondence from Murex stating Murex's belief that the Company is required to enter into a license agreement with Murex for the use of Murex's technology. However, to date, Murex has not brought a formal claim or litigation against the Company. While the Company is continuing to evaluate Murex's position, at this point it believes that the patent infringement and license agreement obligation claims asserted in the correspondence from Murex are without merit, and the Company intends to defend against them vigorously should Murex bring a formal claim or litigation against the Company. The Company has executed a nondisclosure agreement and has exchanged information with Murex, which may facilitate resolution of this matter. Notwithstanding the existence of meritorious defenses, any litigation over the scope and application of patents or similar intellectual property claims could involve significant costs of defense, risks and uncertainties.

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

As of March 31, 2003, we had 44 managed services clients, compared to the 50 we reported as of March 31, 2002. We have and may continue to experience decreases in our client count for various reasons, including client consolidation. Despite the reduction in the number of clients, our contracted managed service fees, which includes fees that are currently in a month-to-month contract status, increased from $699,000 per month as of March 31, 2002, to $823,000 per month as of March 31, 2003. Most of our clients are Global 2000 companies with extensive channel partner networks. Our clients include Apple, Avaya, Bank of America, Hewlett Packard, Lexmark, Maytag, The Hartford, Visa, Vision Service Plan (VSP) and Wachovia Corporation.

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

A typical contract fee could include the following six separate revenue-producing components:

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

During 2002, we began to match commission expense for our sales representatives and account managers with revenues over the term of the contract versus at the time of contract execution. The historical method generally was to recognize commission expense at the time of contract execution. This change is based on a change in commission policy that allows for recovery of commission payments if the client receives a refund.

Effective March 16, 2000, we adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), which sets forth SEC guidelines for the recognition of revenue. Prior to our adoption of SAB 101, we recognized revenue from all implementation fees under the percentage-of-completion method. The guidelines under SAB 101 require that we recognize revenues from non-licensed initial implementation fees over the longer of the expected customer life or contract term. In accordance with SAB 101, we also have deferred direct incremental costs related to these deferred revenues. We recorded a charge of $1,188,000 in the first quarter of 2000 to record the net cumulative effect of this change in accounting principle, which consisted of $1,631,000 of deferred revenue net of $443,000 of deferred costs. As of March 31, 2003, there were no remaining deferred revenue and expense balances associated with the cumulative effect of the accounting change. Current and future implementation (modification) fees related to enhancements of existing non-licensed (i.e., ASP) customer solutions continue to be recognized under the SAB 101 method.

The following table summarizes the distribution of our employees as of March 31, 2003 and March 31, 2002:

                                          March 31, 2003         March 31, 2002
Staff related to the Cost of Revenues           71                     67
Selling and Marketing                           19                     18
Product Development                             16                     14
General and Administrative                      12                     12
   Total Employees                              118                   111

Included in the table above are 106 full-time employees and 12 temporary employees at March 31, 2003, and 101 full-time employees and 10 temporary employees at March 31, 2002.


Results of Operations

Comparison of the Three Months Ended March 31, 2003 with the Three Months Ended March 31, 2002.

Revenues: Our revenues consist primarily of implementation fees, software license fees and monthly service fees from new and existing customers. Total revenues increased by $511,000 or 16%, to $3,635,000 for the three months ended March 31, 2003, from $3,124,000 for the three months ended March 31, 2002.

Monthly Service Fees and Software Maintenance Fees - Monthly service fees and software maintenance fees were $2,337,000 during the first quarter of 2003, an increase of $159,000, or 7%, from $2,178,000 in the first quarter of 2002. This increase is net of $104,000 in lost service fees due to customer terminations. The increase in managed service fees was generated primarily by additional services that were sold to our largest customer. Monthly service fees and software maintenance fees comprised 64% of total revenue during the three months ended March 31, 2003, compared to 70% during the three months ended March 31, 2002.

Implementation Fees - Revenues generated from implementation fees during the three months ended March 31, 2003, increased by $310,000, or 35%, to $1,191,000 from $881,000 during the three months ended March 31, 2002. The increase in implementation fees is primarily attributable to a $653,000 increase in the recognition of previously deferred implementation fees from $122,000 during the three months ended March 31, 2002 to $775,000 during the three months ended March 31, 2003. This change is mainly due to the recognition of $587,000 of implementation fees for our largest client that were deferred in previous years under the ASP model. During the first quarter of 2003, this client converted the term licenses related to its Locator and Lead Management solutions to perpetual licenses, which required the recognition of previously deferred implementation fees. The increase in implementation fee revenue associated with the recognition of previously deferred revenue was partially offset by decreases in revenue caused by a decline in the sales of our solutions.

Software License Fees - Software license fees were $75,000 in the first quarter of 2003, an increase of $51,000 from the $24,000 of license fees during the first quarter of 2002. This increase in license fees is attributable to a significant sale of our Channel Insight solution in the fourth quarter of 2002 for which implementation was completed in the first quarter of 2003. Software license fees represented approximately 2% of total revenue during the three months ended March 31, 2003, compared to 1% of revenue during the three months ended March 31, 2002. We anticipate that a higher percentage of contracts will be executed under license-hosted arrangements as it becomes our predominant business model over time. Therefore, we expect an increased portion of our future revenues to be generated by the sales of our licensed software.

Other Fees - Other fees decreased by $9,000, or 22%, to $32,000 during the three months ended March 31, 2003, from $41,000 during the three months ended March 31, 2002. The decrease in other revenues is attributable to a decrease in the number of contracts with charges for voice recordings, faxes, geocoding and telecommunications charges, as well as a reduction in interactive voice response transaction volume and negotiated rate reductions in our telecommunications charges.

To date, we have recognized total revenue of $5,851,000 on the $10 million contract, consisting of $4,508,000 in managed service fees, $1,072,000 in implementation fees and $271,000 in software license fees. The balance of the contract consists of managed service fees that are expected to be recognized in 2003 and 2004 on a monthly basis as we perform services.

Cost of Revenues: Our cost of revenues includes technical personnel salaries and related personnel costs, data royalties, depreciation for server equipment, reimbursable expenses such as telecommunications and contract labor related to specific projects, co-location facility fees and other direct costs related to operating our data centers, as well as the recognition of previously deferred implementation expenses. Cost of revenues decreased to 44% of revenues in the first quarter of 2003 from 51% in first quarter of 2002. This is primarily because our revenue increased as a result of the recognition of previously deferred implementation fees in the first quarter of 2003, as discussed above, which did not generate a proportionate increase in costs. Total cost of revenues decreased $4,000 to $1,585,000 during the three months ended March 31, 2003 from $1,589,000 during the three months ended March 31, 2002. This was due in part to a $71,000 reduction in our data center costs primarily as a result of negotiated rate reductions in our data royalties, as well as a decline in depreciation expense related to our data center hardware and software. We also experienced a $55,000 decline in reimbursable expenses mainly because of lower telecommunications charges as a result of negotiated rate reductions and lower system usage due to the decline in our customer base. The decreases in our cost of sales associated with data center costs and reimbursable expenses were partially offset by a $67,000 increase in personnel and personnel support costs primarily due to the hiring of additional personnel to support the growth in service level requirements related to our Channel Insight solution. A significant portion of this increase is the result of adding resources to support the $10 million contract and the related upgrades and enhancements to that solution that were sold to our largest customer during 2002. In addition, we experienced a $35,000 net increase in the recognition of implementation expense on contracts that were deferred under ASP arrangements mainly as a result of the recognition of implementation expense associated with the conversion of our largest customer from the ASP model to the license-hosted model. Bad debt expense also increased $20,000 primarily as a result of collections in the first quarter of 2002 related to receivables that had been reserved in 2001. We did not experience the same level of collections of previously reserved accounts receivable in the first quarter of 2003.

Operating Expenses:
-------------------

Selling and Marketing Expenses - Selling and marketing expenses consist of sales, pre-sales, marketing and business development personnel costs and related expenses, travel and entertainment, sales commissions, and advertising and promotion costs. These costs decreased to 18% of revenues during the three months ended March 31, 2003 from 28% of revenues during the three months ended March 31, 2002. The total amount of selling and marketing expenses decreased by $235,000, or 27%, to $640,000 during the three months ended March 31, 2003 from $875,000 during the three months ended March 31, 2002. The change is partially attributable to a $129,000 decrease in commission expense as a result of the decline in the sales of our solutions. In addition, public relations and advertising and promotion consulting costs decreased $124,000 and travel and entertainment expenses declined $25,000. The decreases in sales and marketing expenses related to commissions, consulting costs and travel expenses were partially offset by a $43,000 increase in personnel and personnel support costs related to an effort to enhance the quality of our sales team.

Product Development Expenses - Product development expenses consist of time spent on development of our Enterprise Channel Management software that is not specifically associated with a client contract. Product Development expenses are primarily made up of salaries and related costs and subcontracted costs. For the three months ended March 31, 2003, product development expenses increased $6,000, or 2%, to $359,000 from $353,000 for the three months ended March 31, 2002. This change was primarily due to an increase in personnel and personnel support costs as a result of allocating more of our existing resources to support product development efforts.

General and Administrative Expenses - General and administrative expenses relate to the personnel costs of our executive management, finance, investor relations, human resources and other corporate functions, general expenses such as legal and accounting fees, insurance and costs related to our facilities. These costs decreased to 21% of revenues for the three months ended March 31, 2003, from 22% of revenues for the three months ended March 31, 2002. The total amount of general and administrative costs over the same period increased $91,000, or 13%, to $768,000 during the first quarter of 2003 from $677,000 during the first quarter of 2002. The increase was partially attributable to a $52,000 increase in personnel related costs, which was mainly caused by salary increases for executive management, finance, investor relations and human resources personnel.

In addition, we experienced a $41,000 increase in professional fees, including a 45% increase in our audit fees. Insurance expenses also increased $11,000 as a result of increases in insurance rates. The increases in general and administrative expenses associated with personnel costs, professional fees and insurance expenses were partially offset by a $13,000 reduction in our facilities costs, which was mainly due to lower depreciation expense since many of our older assets are now fully depreciated.

Income Taxes: InfoNow has paid no income taxes since its inception and has not recorded a benefit for income taxes due to valuation allowances provided against net deferred tax assets, which consist primarily of operating loss carryforwards.

Other Income/Expense: We had net other income of $1,000 during the three months ended March 31, 2003, compared to net other expense of $1,000 for the three months ended March 31, 2002. The increase of $2,000 is primarily attributable to lower interest expense due to a reduction in our capital lease obligations. The reduction in interest expense was partially offset by lower interest income on cash and cash equivalents resulting from lower interest rates during the first quarter of 2003 relative to the first quarter of 2002.

Net Income/Loss: Net income for the three months ended March 31, 2003 was $284,000 compared to net loss of $371,000 for the three months ended March 31, 2002, a $655,000 increase. This increase is primarily attributable to a $511,000, or 16%, increase in total revenues and a $2,000 increase in non-operating income, as well as a $142,000, or 4%, decrease in total expenses for the three months ended March 31, 2003, compared to the three months ended March 31, 2002, as discussed above in this Item 2.


Liquidity and Capital Resources

InfoNow has financed its operations primarily through the placements of private equity securities and, to a lesser extent, through borrowing and equipment leasing arrangements. We have received a total of approximately $13,800,000 from private offerings and have received an additional $2,667,000 from the exercise of stock options and warrants since we began offering our Enterprise Channel Management solutions in 1996. In February 2002, we secured a bank credit facility with both a $1,000,000 revolving line of credit to support our future operating needs and a $1,000,000 equipment facility to support our future investing needs. The bank credit facility requires that we meet various covenants. We are not permitted to draw on the bank credit facility if we are out of compliance with any of the covenants. As of the date of this report, we are in compliance with all covenants and we have no outstanding debt under this facility. In March 2003, we renewed the arrangement through February 14, 2004 under substantially the same terms. The interest rate on the revolving line of credit is the prime rate plus 1 percent, and the interest rate on the equipment facility is the U.S. Treasury note yield to maturity for a term equal to 36 months as quoted in the Wall Street Journal plus 587 basis points.

We had cash and cash equivalents of $2,620,000 at March 31, 2003, compared to $2,490,000 at December 31, 2002. The increase of $130,000 is due to $144,000 of cash generated by our operating activities, which was partially offset by capital expenditures of $14,000. Our excess cash is maintained in a money market fund and earned interest of $6,000 and $8,000 during the three months ended March 31, 2003 and 2002, respectively.

Net cash generated by operating activities during the three months ended March 31, 2003 was $144,000, compared to net cash generated by operating activities of $156,000 during the three months ended March 31, 2002. The decrease of $12,000 is primarily due to changes in working capital and non-cash charges, which were offset by a $655,000 increase in our net income.

Cash used in investing activities increased to $14,000 for the three months ended March 31, 2003, compared to cash used in investing activities of $11,000 for the three months ended March 31, 2002. The cash used in investing activities during both periods was primarily related to the purchase of computer hardware and software for both personnel and our data centers.

We had no cash flows from financing activities during the first quarter of 2003, compared to net cash provided by financing activities of $147,000 during the first quarter of 2002. Cash flows from financing activities during the three months ended March 31, 2002 consisted of $151,000 in proceeds received from the exercise of stock options, net of $4,000 of principal payments on debt obligations. There were no principal payments on debt obligations during the first quarter of 2003 because we prepaid those obligations in the fourth quarter of 2002.

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

The following table summarizes the Company's contractual payments and obligations by period (amounts in thousands):

Contractual Obligations                                  Payment Due by Period
                                                Less Than                                After
                                       Total     1 year     1-3 years    4 - 5 years    5 years
                                       -----     ------     ---------    -----------    -------
Capital Lease Obligations                 230        113          117             -           -
Operating Leases                        2,091        417          940           734           -
Total Contractual Cash Obligation    $  2,321   $    530      $ 1,057     $     734     $     -

We lease approximately 27,000 square feet of office space at a rate of $16.50 per square foot for the period between October 1, 2002 and June 30, 2003. The rate increases to $17.00 per square foot from July 2003 through September 2005 and $18.00 per square foot from October 2005 through September 2007, when the lease expires. The new lease contains a refurbishment allowance of $326,000, of which we utilized approximately $35,000 to improve the premises and $242,000 to offset a portion of our rent obligations from September 2002 through March 2003. We expect to use the remaining $49,000 to offset future rent obligations in April and May 2003. In the Contractual Obligations table above, the Operating Leases commitments are net of the utilization of the remaining refurbishment allowance to offset rent payments.

Recent Accounting Pronouncements
--------------------------------

In June, 2001 the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). The adoption of SFAS No. 143 on January 1, 2003 had no impact on our financial statements.

In May 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). The adoption of SFAS No. 146 had no impact on our financial position or results of operations.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We do not believe the consensus will have a material impact on our financial position or results of operations.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123. If we were to adopt the fair value method, we believe there would be a material impact on our results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"). We do not believe that the adoption of this standard will have a material impact on our financial position or results of operations.

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

We received correspondence in 2001 from Murex Licensing Corporation asserting that certain technologies employed by us infringe on patents owned by Murex. During the first half of 2002, we received further correspondence from Murex, which stated their belief that InfoNow is required to enter into a license agreement with them for the use of their technology. However, to date, Murex has not brought a formal claim or litigation against us. While we are continuing to evaluate Murex's position, at this point we believe that the patent infringement and license agreement obligation claims asserted in the correspondence from Murex are without merit, and we intend to defend against them vigorously should Murex bring a formal claim or litigation against us. We have executed a nondisclosure agreement and we have exchanged information with Murex that may facilitate resolution of this matter. Notwithstanding the existence of meritorious defenses, any litigation over the scope and application of patents or similar intellectual property claims could involve significant costs of defense, risks and uncertainties.

For a more comprehensive discussion of the risk factors associated with our business, please refer to the section entitled "Related Business Risks and
Assumptions: beginning on page 27 of our Annual Report filed with the Securities and Exchange Commission on Form 10-KSB for the fiscal year ended December 31, 2002.

Item 3. Controls and Procedures.

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission filings relating to the Company. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             INFONOW CORPORATION



Date:  April 28, 2003                        By: /s/ Michael W. Johnson
                                             --------------------------

                                             Michael W. Johnson, Chief Executive
                                             Officer



Date                  Title                               Signature
----                  -----                               ---------



April 28, 2003        Chief Financial Officer and         /s/ Harold R. Herbst
                      Executive Vice President            ----------------------
                      (Principal Financial Officer)       Harold R. Herbst


April 28, 2003        Vice President, Controller and      /s/ James L. Medina
                      Treasurer                           ----------------------
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

Date: April 28, 2003

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

Date: April 28, 2003

/s/ Harold R. Herbst
--------------------
Harold R. Herbst
Chief Financial Officer