Form 10QSB
period 2003-06-30
INFONOW CORP /
filed 2003-08-14
CIK 879684

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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


As of August 14, 2003, there were 9,324,304 shares of the Issuer's common stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes [ ]  No [X]

                               INFONOW CORPORATION

                                      INDEX
                                      -----

                                                                        Page No.
                                                                        --------
                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Unaudited Balance Sheet - June 30, 2003...............................3

         Unaudited Statements of Operations - For the Three and Six
           Months Ended June 30, 2003 and June 30, 2002........................4

         Unaudited Statements of Cash Flows - For the Six Months
           Ended June 30, 2003 and June 30, 2002...............................5

         Notes to Unaudited Financial Statements...............................6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............12

ITEM 3.  CONTROLS AND PROCEDURES..............................................23


                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS................24

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................26

         SIGNATURES...........................................................27


                            PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                                 INFONOW CORPORATION
                                    BALANCE SHEET
                      (In Thousands, Except Share Information)
                                     (Unaudited)
                                                                            JUNE 30,
                                                                              2003
                                                                            --------
                                       ASSETS
                                       ------
CURRENT ASSETS:
    Cash and cash equivalents                                               $  2,679
    Accounts receivable:
          Billed, net of allowance of $4                                         769
          Unbilled                                                               140
    Deferred implementation costs                                                 23
    Prepaid expenses                                                             547
                                                                            --------
         Total current assets                                                  4,158
                                                                            --------

PROPERTY AND EQUIPMENT, net                                                      773

    Non-current deferred implementation costs                                     48
    Other assets and deferred charges                                             10
                                                                            --------

TOTAL ASSETS                                                                $  4,989
                                                                            ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
CURRENT LIABILITIES:
    Capital leases - current portion                                        $     68
    Accounts payable                                                             309
    Payroll related liabilities                                                  371
    Other liabilities                                                            142
    Short-term deferred revenues                                                 724
                                                                            --------
         Total current liabilities                                             1,614

    Capital leases, net of current portion                                        91
    Long-term deferred revenues                                                  124
    Deferred rent                                                                237

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value; 1,712,335 shares authorized:
       Series A Convertible, 213,483 shares authorized, none issued and outstanding. - Series B Convertible Participating Preferred Stock,
       550,000 shares authorized, none issued and outstanding                   --
    Common stock, $.001 par value; 40,000,000 shares authorized;
         9,318,581 issued and outstanding                                          9
    Additional paid-in capital                                                39,160
    Accumulated deficit                                                      (36,246)
                                                                            --------
         Total stockholders' equity                                            2,923
                                                                            --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $  4,989
                                                                            ========

                  See notes to the unaudited financial statements.


                                  INFONOW CORPORATION
                               STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Information)
                                      (Unaudited)


                                                 Three Months           Six Months
                                                Ended June 30,        Ended June 30,
                                              ------------------    ------------------
                                               2003        2002      2003        2002
                                              -------    -------    -------    -------
REVENUES:
    Service and other fees                    $ 2,528    $ 2,243    $ 4,897    $ 4,462
    Implementation fees                           394        547      1,585      1,428
    Software license fees                           3         24         78         48
                                              -------    -------    -------    -------
        Total revenues                          2,925      2,814      6,560      5,938
                                              -------    -------    -------    -------

COST OF REVENUES                                1,469      1,415      3,054      3,004
                                              -------    -------    -------    -------

GROSS MARGIN                                    1,456      1,399      3,506      2,934

OPERATING EXPENSES:
    Selling and marketing                         652        887      1,292      1,762
    Product development                           336        269        695        622
    General and administrative                    717        454      1,485      1,131
                                              -------    -------    -------    -------
        Total operating expenses                1,705      1,610      3,472      3,515
                                              -------    -------    -------    -------

INCOME (LOSS) FROM OPERATIONS                    (249)      (211)        34       (581)

OTHER INCOME (EXPENSE):
    Interest income                                 6          8         12         16
    Interest expense                               (5)        (8)       (10)       (17)
                                              -------    -------    -------    -------
        Total other income (expense)                1       --            2         (1)
                                              -------    -------    -------    -------

NET INCOME (LOSS)                             $  (248)   $  (211)   $    36    $  (582)
                                              =======    =======    =======    =======

NET INCOME (LOSS) PER COMMON SHARE:
    Basic                                     $  (.03)   $  (.03)   $  --      $  (.07)
    Fully diluted                             $  (.03)   $  (.03)   $  --      $  (.07)
                                              =======    =======    =======    =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    Basic                                       9,318      8,360      9,318      8,349
    Fully diluted                               9,318      8,360      9,499      8,349
                                              =======    =======    =======    =======


                   See notes to the unaudited financial statements.


                               INFONOW CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                            SIX MONTHS ENDED JUNE 30,
                                                                 2003       2002
                                                               -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                          $    36    $  (582)
    Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                             344        524
         Allowance for bad debt                                    (11)       (28)
         Stock based compensation                                   12       --
         Bonus accrual                                            --         (362)
         Changes in operating assets and liabilities:
             Restricted cash                                      --           17
             Accounts receivable                                   892        483
             Other current assets                                   25        305
             Other assets and deferred charges                      42         34
             Accounts payable                                       61        310
             Payroll related and other liabilities                  64       (175)
             Deferred revenue                                   (1,080)      (534)
                                                               -------    -------
         Net cash provided by (used in) operating activities       385         (8)

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property and equipment                            (150)       (18)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options                       --          154
    Principal payments on debt obligations                         (46)       (43)
                                                               -------    -------
         Net cash provided by (used in) financing activities       (46)       111

NET INCREASE IN CASH AND CASH EQUIVALENTS                          189         85

CASH AND CASH EQUIVALENTS, beginning of period                   2,490      2,259
                                                               -------    -------

CASH AND CASH EQUIVALENTS, end of period                       $ 2,679    $ 2,344
                                                               =======    =======

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                     $     8    $     9
                                                               =======    =======

NON CASH INVESTING AND FINANCING ACTIVITIES:
    Non-cash purchases of property and equipment               $  --      $    40
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

                                        5

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Organization and Business Activity - Unless otherwise indicated, all references in this form 10-QSB to "InfoNow," the "Company," "we," or "our" refer to InfoNow Corporation. The Company was incorporated under the laws of the State of Delaware on October 29, 1990. The Company provides Enterprise Channel Management software and services to Global 2000 companies that sell locally through dealers, distributors, resellers or branches, also known as channel partners. The Company's software and services enable large, multi-national companies to utilize the power of the Internet to sell to and service end customers in collaboration with their channel partners.

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

     Revenue Recognition - The Company offers its software and services to clients in two forms. The first (and historical) method utilizes an application service provider, or ASP, model. Under this business model the Company sells the right to use its software for the term of a specific agreement, and it implements and hosts that solution to meet specific client requirements. The revenue related to the right to use the Company's software is recognized through monthly service fees as services are performed. The implementation fee is deferred and recognized ratably over the longer of the expected customer life or contract term. During the three and six months ended June 30, 2003, implementation fees of $172,000 and $206,000, respectively, were deferred, of which $138,000 and $139,000 was recognized during the three and six months ended June 30, 2003. During the three and six months ended June 30, 2002, implementation fees of $90,000 and $319,000, respectively, were deferred, of which $9,000 and $13,000 was recognized during the three and six months ended June 30, 2002.

     The second method of delivering our software and services is via a license-hosted model. The Company began offering this model in 2001. Under this model, the Company sells clients a perpetual license for its software. The client can install the software on their own in-house systems, or, as is most often the case, InfoNow will host the software and perform related services for them under a services agreement. The Company recognized $587,000 in previously deferred revenue during the first quarter of 2003 as a result of the Company's largest client converting its Locator and Lead Management solutions from an ASP arrangement to a license-hosted arrangement. Under this model, the Company recognizes both license and implementation revenues under Statement of Position 97-2 ("SOP 97-2") on a percentage-of-completion basis over the implementation period, and it recognizes monthly service fees as earned. Losses are recognized immediately if projected direct costs exceed anticipated revenues.

     Income Taxes - The Company accounts for its income tax assets and liabilities in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets are then reduced by a valuation allowance for amounts that do not satisfy the realization criteria of SFAS No. 109. As a result of the valuation allowance, the Company had no net deferred tax assets at June 30, 2003.

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


                                                         Three Months Ended June 30,
                                                              2003         2002
                                                            -------     ---------
                                                  (In thousands, except per share amounts)
        Net Income (Loss)
           As reported                                      $  (248)    $    (211)
           Add: Stock-based employee compensation
             expense included in reported net
             income, net of tax effect                           12          --
           Deduct: Total stock-based employee
             compensation expense determined under
             fair value based method for all
             awards, net of tax effect                         (268)       (1,027)
                                                            -------     ---------
           Pro forma                                        $  (504)    $  (1,238)
                                                            =======     =========

        Earnings per share:
             Basic and diluted-as reported                  $  (.03)    $    (.03)
             Basic and diluted-pro forma                    $  (.05)    $    (.15)


                                                          Six Months Ended June 30,
                                                              2003         2002
                                                            -------     ---------
                                                  (In thousands, except per share amounts)
        Net Income (Loss)
           As reported                                      $    36     $    (582)
           Add: Stock-based employee compensation
             expense included in reported net
             income, net of tax effect                           12          --
           Deduct: Total stock-based employee
             compensation expense determined under
             fair value based method for all
             awards, net of tax effect                         (709)       (1,706)
                                                            -------     ---------
           Pro forma                                        $  (661)    $  (2,288)
                                                            =======     =========

        Earnings per share:
             Basic and diluted-as reported                  $  --       $    (.07)
             Basic and diluted-pro forma                    $  (.07)    $    (.27)


                                        8

     During the six months ended June 30, 2003, the Company received $169 of proceeds from the exercise of 222 options by former employees pursuant to the terms of the original options. During the six months ended June 30, 2002, the Company received $154,000 of proceeds from the exercise of 101,746 options by former employees pursuant to the terms of the original options.

     Net Income (Loss) Per Common Share - The loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic earnings per share, or EPS, is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options, warrants outstanding and their equivalents are included in diluted earnings per share computations through the "treasury stock method" unless they are antidilutive. Convertible securities are included in diluted earnings per share computations through the "if converted" method unless they are antidilutive. Basic and diluted EPS were the same for the second quarter of 2003 and 2002, and for the six months ended June 30, 2002, because the Company had losses from operations and therefore, the effect of all potential common stocks was antidilutive. However, because the Company had net income for the six months ended June 30, 2003, an additional 181,000 potentially dilutive in-the-money shares of common stock were included for purposes of the fully diluted EPS calculation.

     For the three months ended June 30, 2003 and 2002, and for the six months ended June 30, 2002, approximately 134,000, 245,000, and 663,000, respectively, equivalent dilutive in-the-money securities (primarily common stock options) have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations, as they are antidilutive.

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

     During the three and six months ended June 30, 2003, the Company earned $1,564,000, or 53%, and $3,122,000, or 48%, respectively, of its revenue from one global organization. No other organization accounted for more than 10% of the Company's revenue during the three and six months ended June 30, 2003. As of June 30, 2003, that same organization accounted for approximately 33%, or $250,000, of the Company's net accounts receivable balance. The loss of this client and the related reduction in revenue, or its inability or failure to pay would have a material adverse impact on the Company's financial condition and results of operations. Another client accounted for 25%, or $193,000, of the Company's net accounts receivable balance at June 30, 2003. No other customers accounted for more than 10% of the Company's accounts receivable balance at June 30, 2003.

     During the three and six months ended June 30, 2002, the Company earned $1,192,000, or 42%, and $2,573,000, or 43%, respectively, of its revenue from one global organization. No other customer accounted for more than 10% of the Company's revenue during the three and six months ended June 30, 2002.

     Segment Information - The Company operates in a single reportable segment and all revenues from customers are primarily from the sale of the Company's Enterprise Channel Management software and services.

     Recent Accounting Pronouncements - In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123. The statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement requires companies to disclose in both annual and interim financial statements the method of accounting for stock-based compensation and the effect of the method used on reported results. The statement is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148; however, it has not adopted the fair value method, and expects to continue to recognize compensation cost in accordance with the guidance in APB No. 25 unless future accounting rules dictate a change in method. If the Company were to adopt the fair value method, management believes there would be a material impact on the Company's results of operations.

     In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), many of which were previously classified as equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 will not have a material effect on the Company's financial statements.

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. FIN 45 also requires additional disclosures about the guarantees an entity has issued, including a roll-forward of the entity's product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for the Company's financial statements for the year ended December 31, 2002. The adoption of FIN 45 did not have an impact on the Company's consolidated financial position or results of operation in the second quarter of 2003.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not believe that the adoption of this standard will have a material impact on its financial position or results of operations.

     In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 ("EIFT 00-21"), Revenue Arrangements with Multiple Deliverables. EITF 00-21 requires a company to determine whether the company should divide an arrangement with multiple deliverables into separate units of accounting. The EIFT 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Alternatively, companies may elect to report the change in accounting as cumulative effect of a change in accounting principle. The adoption of EITF No. 00-21 had no impact on the Company's financial position or results of operation.

2.   COMMITMENTS AND CONTINGENCIES

     The Company leases approximately 27,000 square feet of office space at a rate of $16.50 per square foot for the period between October 1, 2002 and June 30, 2003. The rate increases to $17.00 per square foot from July 2003 through September 2005 and $18.00 per square foot from October 2005 through September 2007, when the lease expires. The new lease contains a refurbishment allowance of $326,000, of which the Company utilized approximately $35,000 to improve the premises and $291,000 to offset a portion of its rent obligations from September 2002 through May 2003. Rent expense, net of the refurbishment allowance, is recognized on a straight-line basis over the term of the lease.

     From time to time the Company may be involved in litigation that arises in the normal course of business operations. As of the date of this report, the Company is not a party to any litigation that it believes could reasonably be expected to have a material adverse effect on its business or results of operations.

3.   SUBSEQUENT EVENTS

     In August 2003 the Company resolved an ongoing informal patent dispute with Murex Licensing Corporation. In 2001 and 2002 the Company received correspondence from Murex Licensing Corporation asserting that certain technologies employed by the Company infringe on patents owned by Murex and that the Company is required to license this technology from Murex. The Company has established a mutually cooperative relationship with Murex in which Murex will benefit from certain of InfoNow's intellectual property and the Company will benefit by avoiding potentially protracted and costly litigation that may otherwise have arisen. In addition, the Company will have available a license under Murex patents for use in future products and services. The Company will continue to provide customers with its complete spectrum of location-based services.

     The Company took steps to reduce its costs during the third quarter of 2003. These steps include a 14-person reduction in regular full-time personnel and a significant reduction in its use of temporary resources, both primarily in InfoNow's Services group. InfoNow also implemented a temporary, company-wide reduction in employee salaries through the end of the year.


Item 2. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

The following discussion and analysis of the financial condition and results of operations for InfoNow should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere in this report. This discussion contains statements that are not historical fact. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our industry and business and include statements about markets for our software and services, planned development of products and anticipated expense and revenue levels. These forward-looking statements contain words such as "anticipate," "believe," "plan," "expect" or similar language. These forward-looking statements are subject to business and economic risks. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of many factors, including those set forth in this discussion and in other documents including our annual report on Form 10-KSB, we have filed with the Securities and Exchange Commission.

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

As of June 30, 2003, we had 42 managed services clients, compared to the 47 we reported as of June 30, 2002. We have and may continue to experience decreases in our client count for various reasons, including client consolidation due to mergers and acquisitions. Despite the reduction in the number of clients, our contracted managed service fees, which include fees that are currently in a month-to-month contract status, increased from $773,000 per month as of June 30, 2002, to $790,000 per month as of June 30, 2003. Most of our clients are Global 2000 companies with extensive channel partner networks. Our clients include Apple, Avaya, Bank of America, Hewlett Packard, Lexmark, Maytag, The Hartford, Visa, Vision Service Plan (VSP) and Wachovia Corporation.

Critical Accounting Policies

We believe the following accounting policies, which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. We believe that the following description represents our critical accounting policies and estimates used in the preparation of our financial statements, although it is not all-inclusive.

Revenue Recognition
-------------------

We offer our solutions to clients in two forms. The first (and historical) method utilizes an application service provider, or ASP, model. Under this business model we sell the right to use our software for the term of a specific agreement, and we implement and host that solution to meet specific client requirements. The implementation fee and related direct costs are deferred and recognized ratably over the longer of the expected customer life or contract term. Since most of our contracts range from one to three years in duration, the customer life is typically the longer deferral period and is estimated to be three years. This estimate is based on a number of factors including customer turnover, the rate of change for the technology underlying our solutions and the expectation that our customers will continue to convert from the ASP model to our license-hosted model, under which software, implementation fees and direct costs are not deferred, but are recognized on a percentage of completion basis.

The second method of delivering our software and services is via a license-hosted model. We began offering this model in 2001 and we expect it to be our predominant methodology going forward. Under this model, we sell our clients a perpetual license for our software. They can install our software on their own in-house systems, or, as is most often the case, we will host the software and perform related services under a managed services agreement. Under this model, we recognize both license and implementation revenues under Statement of Position 97-2 ("SOP 97-2") on a percentage-of-completion basis. As changes occur in our estimate of completion percentage, revenue recognition is adjusted accordingly.

We began offering the license-hosted model in order to add flexibility to offering our software and services and expand the addressable market for our technology by meeting the needs of companies who wish to purchase our software. Customers and prospects sometimes prefer a license-hosted arrangement as it enables them to fund these projects using capital budgets, potentially reduces the total cost of ownership, and offers a method for ensuring their long-term right to use the software.

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

Other fees:

     - Variable fees included under this heading are pass-through charges for voice recordings, faxes, geocoding, and telecommunications charges, which are typically billed with an incremental administrative fee in addition to the direct charge we incur to provide these services.

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

The following table summarizes the distribution of our employees as of June 30, 2003 and June 30, 2002:

                                           June 30, 2003         June 30, 2002
                                           -------------         -------------
Staff related to the Cost of Revenues           86                     72
Selling and Marketing                           17                     18
Product Development                             15                     14
General and Administrative                      12                     12
   Total Employees                              130                   116

The table above includes 106 full-time employees and 24 temporary employees at June 30, 2003, and 100 full-time employees, 15 temporary employees and one part-time employee at June 30, 2002.

Results of Operations

Comparison of the Three Months Ended June 30, 2003, with the Three Months Ended June 30, 2002.

Revenues: Our revenues consist primarily of implementation fees, software license fees, monthly service fees and software maintenance fees from new and existing customers. Total revenues increased by $111,000, or 4%, to $2,925,000 for the three month period ended June 30, 2003 from $2,814,000 for the same period in the previous year.

Monthly Service Fees and Software Maintenance Fees - Monthly service fees and software maintenance fees were $2,509,000 during the three months ended June 30, 2003, an increase of $306,000, or 14%, from $2,203,000 during the three months ended June 30, 2002. This increase is net of $98,000 in lost service fees due to customer terminations. Approximately $349,000 of the increase in managed service fees was generated by additional services that were sold to our largest customer during the second half of 2002. The remaining $55,000 increase is due to additional products and services sold to other existing customers. Monthly service fees and software maintenance fees comprised 86% of total revenue during the second quarter of 2003, compared to 78% during the same period a year earlier.

Implementation Fees - Revenues generated from implementation fees during the three months ended June 30, 2003 decreased by $153,000, or 28%, to $394,000 from $547,000 during the three months ended June 30, 2002. This decrease is primarily attributable to a $94,000 reduction in revenue recognition related to contracts with implementation fees that were deferred in previous years under the ASP model. The remaining $59,000 reduction in implementation fees was caused by lower sales of our products and services.

Software License Fees - Software license fees were $3,000 during the three months ended June 30, 2003, a decrease of $21,000 from the $24,000 of license fees during the three months ended June 30, 2002. The decrease is attributable to a decrease in the number of licensed solutions sold in the second quarter of 2003 compared to the second quarter of 2002. License fees represented less than 1% of total revenue during the second quarter of 2003 and 1% of revenue during the second quarter of 2002. The Company intends to focus its efforts on increasing its sales under license-hosted arrangements. If successful, sales of our licensed solutions would make up an increased portion of our future revenues.

Other Fees - Other fees decreased by $21,000, or 53%, to $19,000 during the second quarter of 2003 from $40,000 during the second quarter of 2002. The decrease in other fees is attributable to a decrease in the number of contracts with charges for voice recordings, faxes, geocoding and telecommunications charges, as well as a reduction in interactive voice response transaction volume and negotiated rate reductions in our telecommunications charges.

To date, we have recognized total revenue of $6,527,000 on the $10 million contract , consisting of $5,184,000 in managed service fees, $1,072,000 in implementation fees and $271,000 in software license fees. The balance of the contract consists of managed service fees that are expected to be recognized in 2003 and 2004 on a monthly basis as we perform services.

Cost of Revenues: Our cost of revenues includes technical personnel salaries and related personnel costs, data royalties, software costs, depreciation for server equipment, reimbursable expenses such as telecommunications and contract labor related to specific projects, co-location facility fees and other direct costs related to operating our data centers, as well as the recognition of previously deferred implementation expenses. The cost of revenues was 50% of revenues for the three months ended June 30, 2003, which was consistent with the three months ended June 30, 2002. The total cost of revenues increased by $54,000, or 4%, to $1,469,000 during the second quarter of 2003 from $1,415,000 during the second quarter of 2002. This was due, in part, to a $129,000 increase in our personnel and personnel support costs primarily due to the hiring of additional personnel to support the growth in service level requirements related to our Channel Insight solution. A significant portion of this increase is the result of adding resources to support the $10 million contract with our largest client and related upgrades and enhancements to that solution. We also experienced a $56,000 increase in bonus expense as a result of the reversal of the 2001 bonus accrual in the second quarter of 2002; these bonuses were paid in the form of stock options. We had no bonus expense in the second quarter of 2003; therefore, the $56,000 expense reversal that took place in the second quarter of 2002 resulted in a lower expense during that period. The increases in our cost of sales associated with personnel costs and bonus expense were partially offset by a $53,000 decline in reimbursable expenses mainly because of lower telecommunications charges as a result of negotiated rate reductions and lower system usage due to the decline in our customer base. In addition, our data center costs decreased by $34,000 primarily as a result of negotiated rate reductions in our data royalties, as well as a decline in depreciation expense related to our data center hardware and software. We also experienced a $44,000 reduction in the recognition of implementation expense on contracts that were deferred under ASP arrangements.

Operating Expenses:
-------------------

Selling and Marketing Expenses - Selling and marketing expenses consist of sales, pre-sales, marketing and business development personnel costs and related expenses, travel and entertainment expenses, sales commissions, and advertising and promotion costs. These costs decreased to 22% of revenues for the three months ended June 30, 2003 from 32% of revenues for the three months ended June 30, 2002. The total amount of selling and marketing expenses decreased by $235,000, or 26%, to $652,000 during the second quarter of 2003 from $887,000 during the second quarter of 2002. This change is partially attributable to a $138,000 decrease in public relations and advertising and promotion consulting costs. We also experienced a $99,000 reduction in commission expense partly as a result of the decline in the sales of our solutions and partly because a portion of the commission on the $10 million contract with our largest client was paid in the second quarter of 2002. In addition, recruiting fees decreased $40,000 as we incurred costs during the second quarter of 2002 related to an effort to enhance the quality of our sales team, while we did not add any new sales staff during the second quarter of 2003. The decreases in sales and marketing expenses associated with consulting costs, commissions and recruiting fees were partially offset by a $31,000 increase in bonus expense as a result of the reversal of the 2001 bonus accrual in the second quarter of 2002 when certain 2001 bonuses were paid in the form of stock options. We had no bonus expense in the second quarter of 2003; therefore, the $31,000 expense reversal that took place in the second quarter of 2002 resulted in a lower expense during that period. Travel costs also increased $11,000 during the three months ended June 30, 2003, compared to the three months ended June 30, 2002.

Product Development Expenses - Product development expenses consist of time spent on development of our Enterprise Channel Management software that is not specifically associated with a client contract. Product development expenses are primarily made up of salaries and related costs and subcontracted costs. For the three months ended June 30, 2003, product development expenses increased

$67,000, or 25%, to $336,000 from $269,000 for the three months ended June 30, 2002. This change was primarily due to a $65,000 increase in bonus expense as a result of the reversal of the 2001 bonus accrual in the second quarter of 2002; these 2001 bonuses were paid in the form of stock options. We had no bonus expense in the second quarter of 2003, therefore, the $65,000 expense reversal that took place in the second quarter of 2002 resulted in a lower expense during that period. The remaining $2,000 increase in product development expenses is primarily due to increased personnel costs as a result of allocating more of our existing resources to support product development efforts; these costs were partially offset by a reduction in depreciation expense. Product development costs increased to 11% of revenue for the quarter ended June 30, 2003, compared to 10% of revenue for the quarter ended June 30, 2002.

General and Administrative Expenses - General and administrative expenses relate to the personnel costs of executive management, finance, investor relations, human resources and other corporate functions, general expenses such as legal and accounting fees, insurance and costs related to our facilities. These costs increased to 25% of revenues for the three months ended June 30, 2003, from 16% of revenues for the three months ended June 30, 2002. The total amount of general and administrative costs over the same periods increased $263,000, or 58%, to $717,000 during the second quarter of 2003 from $454,000 during the second quarter of 2002. This increase was primarily due to a $207,000 increase in bonus expense as a result of the reversal of the 2001 bonus accrual in the second quarter of 2002; these 2001 bonuses were paid in the form of stock options. We had no bonus expense in the second quarter of 2003; therefore the $207,000 expense reversal that took place in the second quarter of 2002 resulted in a lower expense during that period. We also experienced a $28,000 increase in personnel and personnel support costs partly due to salary increases for executive management, finance, investor relations and human resources personnel. Also contributing to the increase in personnel costs was a $12,000 compensation expense charge related to a former director's stock option modification during the second quarter of 2003. Professional fees also increased by $44,000. In addition, insurance costs increased by $7,000 as a result of increases in our insurance rates. The increases in general and administrative costs related to bonus expense, personnel costs, professional fees and insurance costs were partially offset by an $8,000 decrease in our facilities cost mainly because of lower depreciation expense on our office equipment. We also experienced lower investor relations costs of $15,000.

Income Taxes: InfoNow has paid no income taxes since its inception and has not recorded a provision for income taxes due to valuation allowances provided against net deferred tax assets, which consist primarily of operating loss carryforwards.

Other Income/Expense: We had net other income of $1,000 during the three months ended June 30, 2003, compared to no net other income during the three months ended June 30, 2002. The increase of $1,000 is primarily attributable to lower interest expense due to a reduction in our capital lease obligations. The reduction in interest expense was partially offset by lower interest income on cash and cash equivalents resulting from lower interest rates during the second quarter of 2003 relative to the second quarter of 2002.

Net Income/Loss: Net loss for the three months ended June 30, 2003, was $248,000 compared to $211,000 for the three months ended June 30, 2002, a $37,000 increase. This increase is primarily attributable to a $148,000, or 5%, increase in total expenses, which was partially offset by a $111,000, or 4%, increase in total revenues for the quarter ended June 30, 2003, compared to the quarter ended June 30, 2002, as discussed above.

Comparison of the Six Months Ended June 30, 2003, with the Six Months Ended June 30, 2002.

Revenues: Total revenues increased by $622,000, or 10%, to $6,560,000 for the six month period ended June 30, 2003, from $5,938,000 for the same period in the previous year.

Monthly Service Fees and Software Maintenance Fees - Monthly service fees and software maintenance fees were $4,846,000 during the six months ended June 30, 2003, an increase of $465,000, or 11%, from $4,381,000 during the six months ended June 30, 2002. The increase in managed service fees was generated primarily by additional services that were sold to our largest customer during the second half of 2002. Monthly service fees and software maintenance fees comprised 74% of total revenue during the six months ended June 30, 2003, and the six months ended June 30, 2002.

Implementation Fees - Revenues generated from implementation fees during the six months ended June 30, 2003, increased by $157,000, or 11%, to $1,585,000 from $1,428,000 during the six months ended June 30, 2002. The increase in implementation fees is primarily attributable to a $560,000 increase in the recognition of previously deferred implementation fees from $223,000 during the six months ended June 30, 2002, to $783,000 during the six months ended June 30, 2003. This change is mainly due to the recognition of $587,000 of implementation fees for our largest client that were deferred in previous years under the ASP model. During the first quarter of 2003, this client converted the term licenses related to its Locator and Lead Management solutions to perpetual licenses, which required the recognition of previously deferred implementation fees. The increase in implementation fee revenue associated with the recognition of previously deferred revenue was partially offset by a $403,000 decrease in implementation fees caused by a decline in the sales of our solutions.

Software License Fees - Software license fees were $78,000 during the six months ended June 30, 2003, an increase of $30,000 from the $48,000 of license fees during the six months ended June 30, 2002. This increase in license fees is primarily attributable to a significant sale of our Channel Insight solution in the fourth quarter of 2002 for which implementation was completed during the first six months of 2003. Software license fees represented approximately 1% of total revenue during the six months ended June 30, 2003, and during the six months ended June 30, 2002.

Other Fees - Other fees decreased by $30,000, or 37%, to $51,000 during the six months ended June 30, 2003 from $81,000 during the six months ended June 30, 2002. The decrease in other fees is attributable to a decrease in the number of contracts with charges for voice recordings, faxes, geocoding and telecommunications charges, as well as a reduction in interactive voice response transaction volume and negotiated rate reductions in our telecommunications charges.

Cost of Revenues: Our cost of revenues decreased to 47% of revenues for the six months ended June 30, 2003 from 51% of revenues for the six months ended June 30, 2002. This is primarily because our revenue increased as a result of the recognition of previously deferred implementation fees during the first six months of 2003, as discussed above, which did not generate a proportionate increase in cost. The total cost of revenues increased by $50,000, or 2%, to $3,054,000 during the six months ended June 30, 2003, from $3,004,000 during the six months ended June 30, 2002. This was due, in part, to a $190,000 increase in our personnel and personnel support costs primarily due to the hiring of additional personnel to support the growth in service level requirements related to our Channel Insight solution. A significant portion of this increase is the result of adding resources to support the $10 million contract and related upgrades and enhancements that were sold to our largest customer during 2002 pursuant to the contract. We also experienced a $56,000 increase in bonus expense as a result of the reversal of the 2001 bonus accrual in the second quarter of 2002; these 2001 bonuses were paid in the form of stock options. Bad debt expense also increased by $28,000 mainly because we reversed bad debt expense in the second quarter of 2002 when we collected cash for accounts receivable that had previously been reserved. The increases in the cost of revenues associated with personnel costs, bonus expense and bad debt expense were partially offset by a $109,000 decline in our reimbursable expenses mainly because of lower telecommunications charges as a result of negotiated rate reductions and lower system usage due to the decline in our customer base. Our data center costs also decreased $106,000 mainly as a result of negotiated rate reductions in our data royalties, as well as a decline in depreciation expense related to our data center hardware and software. We also experienced a $9,000 reduction in the recognition of implementation expense on contracts that were deferred under ASP arrangements.

Operating Expenses:
-------------------

Selling and Marketing Expenses - Selling and marketing expenses decreased to 20% of revenues for the six months ended June 30, 2003 from 30% of revenues for the six months ended June 30, 2002. The total amount of selling and marketing expenses decreased by $470,000, or 27%, to $1,292,000 during the six months ended June 30, 2003 from $1,762,000 during the six months ended June 30, 2002. The change is partially attributable to a $261,000 decrease in public relations and advertising and promotion consulting costs. We also experienced a $228,000 reduction in commission expense partly as a result of the decline in the sales of our solutions and partly because a portion of the commission on the $10 million contract with our largest client was paid during the first half of 2002. In addition, travel costs decreased $13,000 and personnel related costs decreased $5,000 as lower recruiting fees and personnel support costs were partially offset by higher salaries due to an effort to enhance the quality of our sales team. The decreases in selling and marketing expenses associated with consulting costs, commissions, travel expenses and personnel related costs were partially offset by a $31,000 increase in bonus expense as a result of the reversal of the 2001 bonus accrual in the second quarter of 2002; these 2001 bonuses were paid in the form of stock options. Trade show expenses also increased by $6,000.

Product Development Expenses - For the six months ended June 30, 2003, product development expenses increased $73,000, or 12%, to $695,000 from $622,000 for the six months ended June 30, 2002. This change was primarily due to a $65,000 increase in bonus expense as a result of the reversal of the 2001 bonus accrual in the second quarter of 2002; these 2001 bonuses were paid in the form of stock options. The remaining $8,000 increase in product development expenses is primarily due to increased personnel costs as a result of allocating more of our existing resources to support product development efforts; these costs were partially offset by a reduction in depreciation expense. Product development costs increased to 11% of revenue for the six months ended June 30, 2003 compared to 10% of revenue for the six months ended June 30, 2002.

General and Administrative Expenses - General and administrative expenses increased to 23% of revenues for the six months ended June 30, 2003 from 19% of revenues for the six months ended June 30, 2002. The total amount of general and administrative costs over the same periods increased $354,000, or 31%, to $1,485,000 during the first half of 2003 from $1,131,000 during the first half of 2002. This increase was caused primarily by a $207,000 increase in bonus expense as a result of the reversal of the 2001 bonus accrual in the second quarter of 2002; these 2001 bonuses were paid in the form of stock options. We also experienced an $86,000 increase in professional fees, including a 45% increase on our audit fees. In addition, personnel and personnel support costs increased $80,000 partly due to salary increases for executive management, finance, investor relations and human resources personnel. Also contributing to the increase in personnel costs was a $12,000 compensation expense charge related to a former director's stock option modification during the second quarter of 2003. Our insurance costs also increased $19,000 as a result of increases in our insurance rates. The increases in general and administrative expenses related to bonus expense, professional fees, personnel costs and insurance expenses were partially offset by a $19,000 reduction in our facilities costs mainly because of lower depreciation expense on our office equipment. We also experienced lower investor relations costs of $19,000.

Income Taxes: InfoNow has paid no income taxes since its inception and has not recorded a provision for income taxes due to valuation allowances provided against net deferred tax assets, which consist primarily of operating loss carryforwards.

Other Income/Expense: We had net other income of $2,000 during the six months ended June 30, 2003, compared to net other expense of $1,000 for the six months ended June 30, 2002. The increase of $3,000 is primarily attributable to lower interest expense due to a reduction in our capital lease obligations. The reduction in interest expense was partially offset by lower interest income on cash and cash equivalents resulting from lower interest rates during the first half of 2003 relative to the first half of 2002.

Net Income/Loss: Net income for the six months ended June 30, 2003 was $36,000 compared to a net loss of $582,000 for the six months ended June 30, 2002, a $618,000 increase. This increase is primarily attributable to a $622,000, or 10%, increase in total revenues, which was partially offset by a $4,000 increase in total expenses and other income and expenses for the six months ended June 30, 2003, compared to the six months ended June 30, 2002, as discussed above.

Liquidity and Capital Resources

InfoNow has financed its operations primarily through the placements of private equity securities and, to a lesser extent, through borrowing and equipment leasing arrangements. We have received a total of approximately $13,800,000 from private offerings and have received an additional $2,667,000 from the exercise of stock options and warrants since we began offering our Enterprise Channel Management solutions in 1996. In February 2002, we secured a bank credit facility with both a $1,000,000 revolving line of credit to support our future operating needs and a $1,000,000 equipment facility to support our future investing needs. The bank credit facility requires that we meet various covenants. We failed to meet certain of the financial covenants during the month of June 2003. We have obtained a waiver for this instance of non-compliance; in addition, the bank has revised our financial covenants based on the current business environment and our business plan. We are not permitted to draw on the bank credit facility if we are out of compliance with any of the covenants. As of the date of this report we are in compliance with all covenants and we have no outstanding debt under this facility. In March 2003, we renewed the financing arrangement through February 14, 2004 under substantially the same terms. The interest rate on the revolving line of credit is the prime rate plus 1 percent, and the interest rate on the equipment facility is the U.S. Treasury note yield to maturity for a term equal to 36 months as quoted in the Wall Street Journal plus 587 basis points.

We had cash and cash equivalents of $2,679,000 at June 30, 2003, compared to $2,490,000 at December 31, 2002. The increase of $189,000 is due to $385,000 of cash generated by our operating activities, which was partially offset by capital expenditures and principal payments on debt obligations of $150,000 and $46,000, respectively.

Net cash generated by operating activities during the six months ended June 30, 2003, was $385,000, compared to net cash used in operating activities of $8,000 during the six months ended June 30, 2002. The change of $393,000 is primarily due to a $618,000 decrease in our net loss, which was partially offset by working capital and non-cash charges.

Cash used in investing activities increased to $150,000 for the six months ended June 30, 2003, compared to cash used in investing activities of $18,000 for the six months ended June 30, 2002. The change of $132,000 is mainly due to an increase in purchases of computer hardware for our data centers.

Net cash used in financing activities during the six months ended June 30, 2003 was $46,000, which was for principal payments on debt obligations. Net cash provided by financing activities during the six months ended June 30, 2002 was $111,000, consisting of $154,000 in proceeds from the exercise of stock options, net of $43,000 of principal payments on debt obligations.

Variation in the timing of our cash receipts and disbursements can significantly impact our overall cash flow for a given period; there can be no assurance that our current cash balance will be sufficient to fund operations.

If we believe it is advisable, we may seek additional funding to continue our operations. Our ability to successfully complete an offering is dependent on a number of factors. There can be no assurances that we can successfully complete an equity or debt financing, or that any such financing can be obtained on the terms and conditions that would be acceptable to us.

The following table summarizes the Company's contractual payments and obligations by period (amounts in thousands):

Contractual Obligations                     Payment Due by Period
                              ------------------------------------------------
                                        Less Than   1 - 3     4 - 5     After
                               Total     1 year     years     years    5 years
                               -----     ------     -----     -----    -------
Capital Lease Obligations     $   174    $   77    $    97    $    -    $   -
Operating Leases                1,870       313        945       612        -
Total Contractual Cash
  Obligations                 $ 2,044    $  390    $ 1,042    $  612    $   -

We lease approximately 27,000 square feet of office space at a rate of $16.50 per square foot for the period between October 1, 2002 and June 30, 2003. The rate increases to $17.00 per square foot from July 2003 through September 2005 and $18.00 per square foot from October 2005 through September 2007, when the lease expires. The new lease contains a refurbishment allowance of $326,000, of which we utilized approximately $35,000 to improve the premises and $291,000 to offset a portion of our rent obligations from September 2002 through May 2003.

Recent Accounting Pronouncements
--------------------------------

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123. If we were to adopt the fair value method, we believe there would be a material impact on our results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, ("SFAS 150"). The adoption of SFAS 150 will not have a material effect on the Company's financial statements.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The adoption of FIN 45 did not have an impact on the Company's consolidated financial position or results of operations in the second quarter of 2003.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"). We do not believe that the adoption of this standard will have a material impact on our financial position or results of operations.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables ("EIFT No. 00-21"). We do not believe the EITF No. 00-21 will have a material impact on our financial position or results of operations.

For a more complete description of these accounting pronouncements, please refer to Note 1 to the accompanying unaudited financial statements.

Related Business Risks and Assumptions
--------------------------------------

Our actual results may vary materially from the forward-looking statements made above, which have been made pursuant to the Private Securities Litigation Reform Act of 1995. Such statements are subject to the safe harbor provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. Our forward-looking statements include the plans and objectives of management for future operations and relate to a variety of factors, including management's assumptions about our ability to:

     o    Gain market acceptance of our services;
     o    Retain existing customers and attract new customers;
     o Accurately forecast and meet demands for our services, including our ability to maintain technical performance of the system as new clients are added;
     o    Continue to serve new and existing customers;
     o Improve our operational and financial systems in order to address planned growth in our operations;
     o Maintain pricing and adequate profit margins on our products and services;
     o    Retain and attract qualified technical personnel;
     o Develop future enhancements to our services and control development costs of those enhancements;
     o    Operate our business in accordance with our operating budget;
     o    Respond to competitive threats; and
     o    Raise additional capital, if needed.

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

Item 3. Controls and Procedures.
--------------------------------

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2003. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2003 in timely alerting them to material information required to be included in our reports filed with or submitted to the Securities and Exchange Commission. There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Securities Holders
-------------------------------------------------------------

     The Company held its annual meeting of stockholders on May 9, 2003. In connection with the annual meeting, pursuant to Regulation 14A under the Securities Act of 1934, we furnished our stockholders with a definitive proxy statement with respect to the matters acted upon. At the meeting, four directors were re-elected to their positions to serve until the next annual meeting of our stockholders or until their successors are elected and have qualified. The following votes were cast with respect to the election of directors:

                                                      For            Withheld

     Michael Johnson                               8,446,982          25,077
     Duane Wentworth                               8,441,675          30,384
     Jeffrey Peotter                               8,443,687          28,372
     Al Spies                                      8,446,982          25,077

     The Company also submitted three additional proposals for shareholder consideration, all of which were approved:

     Proposal #2:

          Ratification of the appointment of Deloitte & Touche, LLP as the independent auditors of the Company for the fiscal year ended December 31, 2003.

             For           Against         Abstain         Broker Non-Votes

          8,447,368          9,117          15,574                0


     Proposal #3:

          Amendment to the Company's Certificate of Incorporation to increase the total number of authorized shares of common stock from 15,000,000 to 40,000,000.

             For           Against         Abstain         Broker Non-Votes

          8,157,071        300,608          14,380                0


     Proposal #4:

          Amendment to the Company's 1999 Stock Option Plan to increase the number of shares of common stock available for issuance from 3,500,000 to 6,000,000.

             For           Against         Abstain         Broker Non-Votes

          2,137,126        620,531           9,509            5,704,893

          With respect to Proposal #4, brokers and other nominees were not permitted to vote the shares of common stock held of record by them without specific instructions from the beneficial owners of such shares of common stock. The broker non-votes that resulted when such brokers voted with respect to the other proposals but did not vote with respect to Proposal #4 were not counted as votes cast in the tabulation of votes with respect to Proposal #4 in accordance with Delaware law. Because only a majority of the votes cast with respect to Proposal #4 was required to approve the amendment, the broker non-votes had no impact on the voting results.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a)  Exhibits

          Exhibit Number                  Exhibit Description
          --------------                  -------------------

          3.1 Certificate of Incorporation of InfoNow Corporation as amended

          10.1            InfoNow 1999 Stock Option Plan, as amended

          31              Rule 13a-14(a) certifications

          32              Section 1350 certifications



     (b)  Reports on Form 8-K.

          On April 24, 2003 the Company filed a Form 8-K under items 7 and 9 thereof to report that it had announced its financial results for the quarter ended March 31, 2003.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            INFONOW CORPORATION



Date:  August 14, 2003                      By: /s/ Michael W. Johnson
                                            --------------------------
                                            Michael W. Johnson, Chief Executive
                                            Officer



Date                 Title                                  Signature
----                 -----                                  ---------


August 14, 2003      Chief Financial Officer and            /s/ Harold R. Herbst
                     Executive Vice President               --------------------
                     (Principal Financial Officer)          Harold R. Herbst


August 14, 2003      Vice President, Controller and         /s/ James L. Medina
                     Treasurer                              --------------------
                     (Principal Accounting Officer)         James L. Medina

                                  EXHIBIT INDEX


Exhibit Number                    Exhibit Description
--------------                    -------------------

3.1              Certificate of Incorporation of InfoNow Corporation as amended

10.1             InfoNow 1999 Stock Option Plan, as amended

31               Rule 13a-14(a) certifications

32               Section 1350 certifications