Form 10QSB
period 2003-09-30
INFONOW CORP /
filed 2003-11-14
CIK 879684

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT



                        Commission File Number: 000-19813

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

As of November 13, 2003, there were 9,402,233 shares of the Issuer's common stock outstanding.

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

ITEM 1.  FINANCIAL STATEMENTS

         Unaudited Balance Sheet - September 30, 2003.........................3

         Unaudited Statements of Operations - For the Three and Nine
           Months Ended September 30, 2003 and September 30, 2002.............4

         Unaudited Statements of Cash Flows - For the Nine Months
           Ended September 30, 2003 and September 30, 2002....................5

         Notes to Unaudited Financial Statements..............................6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........13

ITEM 3.  CONTROLS AND PROCEDURES.............................................27


                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................28

         SIGNATURES..........................................................29

                                  PART I. FINANCIAL INFORMATION
                                  -----------------------------
Item 1. Financial Statements
----------------------------
                                       INFONOW CORPORATION
                                          BALANCE SHEET
                            (In Thousands, Except Share Information)
                                           (Unaudited)
                                                                                      SEPTEMBER 30,
                                                                                          2003
                                                                                        --------
                                     ASSETS
                                     ------
CURRENT ASSETS:
    Cash and cash equivalents                                                           $  2,775
    Accounts receivable:
          Billed, net of allowance of $3                                                   1,057
          Unbilled                                                                            29
    Deferred implementation costs                                                             20
    Prepaid expenses                                                                         291
                                                                                        --------
         Total current assets                                                              4,172
                                                                                        --------

PROPERTY AND EQUIPMENT, net                                                                  634

    Non-current deferred implementation costs                                                  3
    Other assets and deferred charges                                                         10
                                                                                        --------

TOTAL ASSETS                                                                            $  4,819
                                                                                        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
    Capital leases - current portion                                                    $     79
    Accounts payable                                                                         360
    Payroll related liabilities                                                              309
    Other liabilities                                                                        134
    Short-term deferred revenues                                                             613
                                                                                        --------
         Total current liabilities                                                         1,495

    Capital leases, net of current portion                                                    74
    Long-term deferred revenues                                                               13
    Deferred rent                                                                            223

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value; 1,712,335 shares authorized:
       Series A Convertible, 213,483 shares authorized, none issued and outstanding         --
       Series B Convertible Participating Preferred Stock, 550,000 shares authorized,
         none issued and outstanding                                                        --
    Common stock, $.001 par value; 40,000,000 shares authorized; 9,331,776 issued
         and outstanding                                                                       9
    Additional paid-in capital                                                            39,172
    Accumulated deficit                                                                  (36,167)
                                                                                        --------
         Total stockholders' equity                                                        3,014
                                                                                        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $  4,819
                                                                                        ========

                        See notes to the unaudited financial statements.


                                  INFONOW CORPORATION
                               STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Information)
                                      (Unaudited)


                                              Three Months Ended    Nine Months Ended
                                                 September 30,         September 30,
                                              ------------------    ------------------
                                                2003       2002       2003       2002
                                              -------    -------    -------    -------
REVENUES:
    Service and other fees                    $ 2,440    $ 2,241    $ 7,337    $ 6,703
    Implementation fees                           399        792      1,984      2,220
    Software license fees                        --           74         78        122
                                              -------    -------    -------    -------
        Total revenues                          2,839      3,107      9,399      9,045
                                              -------    -------    -------    -------

COST OF REVENUES                                1,319      1,537      4,373      4,540
                                              -------    -------    -------    -------

GROSS MARGIN                                    1,520      1,570      5,026      4,505

OPERATING EXPENSES:
    Selling and marketing                         552        689      1,844      2,451
    Product development                           328        326      1,023        949
    General and administrative                    561        652      2,046      1,784
                                              -------    -------    -------    -------
        Total operating expenses                1,441      1,667      4,913      5,184
                                              -------    -------    -------    -------

INCOME (LOSS) FROM OPERATIONS                      79        (97)       113       (679)

OTHER INCOME (EXPENSE):
    Interest income                                 3          7         15         24
    Interest expense                               (4)        (7)       (14)       (24)
                                              -------    -------    -------    -------
        Total other income (expense)               (1)      --            1       --
                                              -------    -------    -------    -------

NET INCOME (LOSS)                             $    78    $   (97)   $   114    $  (679)
                                              =======    =======    =======    =======

NET INCOME (LOSS) PER COMMON SHARE:
    Basic                                     $   .01    $  (.01)   $   .01    $  (.08)
    Fully diluted                             $   .01    $  (.01)   $   .01    $  (.08)
                                              =======    =======    =======    =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    Basic                                       9,325      8,362      9,320      8,353
    Fully diluted                               9,750      8,362      9,580      8,353
                                              =======    =======    =======    =======


                   See notes to the unaudited financial statements.


                               INFONOW CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                 2003       2002
                                                               -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                          $   114    $  (679)
    Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
         Depreciation and amortization                             485        762
         Allowance for bad debt                                    (11)       (22)
         Stock based compensation                                   12       --
         Bonus accrual                                            --         (362)
         Changes in operating assets and liabilities:
             Restricted cash                                      --           17
             Accounts receivable                                   715       (232)
             Other current assets                                  284        488
             Other assets and deferred charges                      86         18
             Accounts payable                                       98        203
             Payroll related and other liabilities                  (5)      (107)
             Deferred revenue                                   (1,301)         5
                                                               -------    -------
         Net cash provided by operating activities                 477         91

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property and equipment                            (151)       (42)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options                         13        156
    Principal payments on debt obligations                         (54)       (80)
                                                               -------    -------
         Net cash provided by (used in) financing activities       (41)        76

NET INCREASE IN CASH AND CASH EQUIVALENTS                          285        125

CASH AND CASH EQUIVALENTS, beginning of period                   2,490      2,259
                                                               -------    -------

CASH AND CASH EQUIVALENTS, end of period                       $ 2,775    $ 2,384
                                                               =======    =======

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                     $    12    $    18
                                                               =======    =======

NON CASH INVESTING AND FINANCING ACTIVITIES:
    Non-cash purchases of property and equipment               $  --      $    36
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

                                        5

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------------------------

     Organization and Business Activity - Unless otherwise indicated, all references in this Form 10-QSB to "InfoNow," the "Company," "we," or "our" refer to InfoNow Corporation. The Company was incorporated under the laws of the State of Delaware on October 29, 1990. The Company provides Enterprise Channel Management software and services to companies that sell locally through dealers, distributors, resellers or branches, also known as channel partners. The Company's software and services enable large, multi-national companies to utilize the power of the Internet to sell to and service end customers in collaboration with their channel partners.

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

     Revenue Recognition - The Company offers its software and services to clients in two forms. The first (and historical) method utilizes an application service provider, or ASP, model. Under this business model the Company sells the right to use its software for the term of a specific agreement, and it implements and hosts that solution to meet specific client requirements. Accordingly, the Company charges the client an implementation fee, a managed service fee and, in many cases, variable monthly fees. The implementation fee and related direct costs are deferred and recognized ratably over the longer of the expected customer life or contract term in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). Managed service fees and variable monthly fees are recognized as services are performed. During the three and nine months ended September 30, 2003, implementation fees of $75,000 and $267,000, respectively, were deferred, of which $0 and $181,000 was recognized during the three and nine months ended September 30, 2003. During the three and nine months ended September 30, 2002, implementation fees of $356,000 and $675,000, respectively, were deferred, of which $14,000 and $23,000 was recognized during the three and nine months ended September 30, 2002.

     The second method of delivering our software and services is via a license-hosted model. Under this model, the Company sells its clients a perpetual license for its software. The client can install the software on their own in-house systems, or, as is most often the case, the Company will host the software and perform related services under a managed services agreement.

     Sales of solutions under the license-hosted model typically include a software license fee, an implementation fee, a software maintenance fee, a managed service fee and, in many cases, variable monthly fees. The Company establishes vendor specific objective evidence ("VSOE") of fair value for the software maintenance fee and managed service fee elements of a contract based on the following two considerations: 1) they are sold independently of the other elements in a contract, and independently of each other; and
     2) these services generally are, and have historically been, renewed in subsequent years (independent of the other elements) at the same fees charged when all elements are sold together. Therefore, the VSOE of fair value for each of such services can be properly determined by reference to the applicable customers' contractual fee rates relating to those services. The Company is not, however, currently able to establish VSOE of fair value for the software license and implementation fee elements of its contracts. Therefore, it uses the residual value method to recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"). Using this method, revenue from the managed service and software maintenance elements of a contract is recognized ratably over the term of the managed service arrangement and the software maintenance arrangement, respectively. Since the Company is currently unable to establish VSOE of fair value for the software license fee and implementation fee components of a contract and the installation services are essential to the functionality of the software, the Company applies contract accounting to both the software license and implementation elements of the arrangement in accordance with Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts ("ARB 45") and Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts ("SOP 81-1"). Accordingly, license and implementation revenues are recognized on a percentage of completion basis. As changes occur in the estimate of completion percentage, revenue recognition is adjusted accordingly. Losses are recognized immediately if projected direct costs exceed anticipated revenues. Revenue from variable monthly fees is recognized as services are performed.

     The Company recognized $587,000 in previously deferred revenue during the first quarter of 2003 as a result of the Company's largest client converting the term licenses related to its Locator and Lead Management solutions to perpetual licenses. During the third quarter of 2003, the Company recognized $135,000 in previously deferred revenue as a result of three clients converting their Locator solutions from an ASP arrangement to a license-hosted arrangement.

     The Company has historically sold its solutions primarily through direct sales efforts, however, when the Company sells solutions through a reseller channel it recognizes revenue consistent with the methods described above.

     Income Taxes - The Company accounts for its income tax assets and liabilities in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets are then reduced by a valuation allowance for amounts that do not satisfy the realization criteria of SFAS No. 109. As a result of the valuation allowance, the Company had no net deferred tax assets at September 30, 2003.

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

                                                Three Months Ended September 30,
                                                         2003     2002
                                                         ----     ----
                                                     (In thousands, except
                                                       per share amounts)
      Net Income (Loss)
         As reported                                     $  78    $ (97)
         Add: Stock-based employee compensation
           expense included in reported net income        --       --
         Deduct: Total stock-based employee
           compensation expense determined under
           fair value based method for all awards         (288)    (541)
                                                         -----    -----
         Pro forma                                       $(210)   $(638)
                                                         =====    =====

      Earnings per share:
           Basic and diluted-as reported                 $ .01    $(.01)
           Basic and diluted-pro forma                   $(.02)   $(.08)




                                                 Nine Months Ended September 30,
                                                        2003        2002
                                                        ----        ----
                                                      (In thousands, except
                                                        per share amounts)
      Net Income (Loss)
         As reported                                   $   114    $  (679)
         Add: Stock-based employee compensation
           expense included in reported net income          12       --
         Deduct: Total stock-based employee
           compensation expense determined under
           fair value based method for all awards         (997)    (2,247)
                                                       -------    -------
         Pro forma                                     $  (871)   $(2,926)
                                                       =======    =======

      Earnings per share:
           Basic and diluted-as reported               $   .01    $  (.08)
           Basic and diluted-pro forma                 $  (.09)   $  (.35)


     During the nine months ended September 30, 2003, the Company received $12,576 of proceeds from the exercise of options to purchase 13,417 shares of the Company's common stock by employees and former employees pursuant to the terms of the original options. During the nine months ended September 30, 2002, the Company received $156,000 of proceeds from the exercise of options to purchase 104,746 shares of the Company's common stock by former employees pursuant to the terms of the original options.

     Net Income (Loss) Per Common Share - The loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic earnings per share, or EPS, is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options, warrants outstanding and their equivalents are included in diluted earnings per share computations through the "treasury stock method" unless they are antidilutive. Convertible securities are included in diluted earnings per share computations through the "if converted" method unless they are antidilutive. Basic and diluted EPS were the same for the three and nine months ended September 30, 2002 because the Company had losses from operations and therefore, the effect of all potential common stocks was antidilutive. However, because the Company had net income for the three and nine months ended September 30, 2003, an additional 425,000 and 260,000 potentially dilutive in-the-money shares, respectively, of common stock were included for purposes of the fully diluted EPS calculation.

     For the three and nine months ended September 30, 2002, approximately 5,000, and 348,000, respectively, equivalent dilutive in-the-money securities (primarily common stock options) have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations, as they are antidilutive.

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

     During the three and nine months ended September 30, 2003, the Company earned $1,480,000, or 52%, and $4,601,000, or 49%, respectively, of its revenue from one global organization. No other organization accounted for more than 10% of the Company's revenue during the three and nine months ended September 30, 2003. As of September 30, 2003, that same organization accounted for approximately 40%, or $420,000, of the Company's net billed accounts receivable balance. The loss of this client, a material reduction in this client's revenue, or its inability or failure to pay, would have a material adverse impact on the Company's financial condition and results of operations. Three other clients individually accounted for more than 10% of the Company's net billed accounts receivable balance at September 30, 2003. Those clients' accounts receivable balances were $155,000, or 15%, $144,000, or 14%, and $124,000, or 12%, respectively, of the Company's total billed accounts receivable balance at the end of the third quarter of 2003. No other customers accounted for more than 10% of the Company's accounts receivable balance at September 30, 2003.

     During the three and nine months ended September 30, 2002, the Company earned $1,713,000, or 55%, and $4,676,000, or 52%, respectively, of its revenue from the same global organization mentioned above. No other organization accounted for more than 10% of the Company's revenue during the three and nine months ended September 30, 2002.

     Segment Information - The Company operates in a single reportable segment and all revenues from customers are primarily from the sale of the Company's Enterprise Channel Management software and services. The Company sells its products and services domestically to clients that, in some cases, have an international presence. All products and services are delivered from the Company's Denver, Colorado office and two data centers located in Denver and Thornton, Colorado.

     Recent Accounting Pronouncements - In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123. The statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement requires companies to disclose in both annual and interim financial statements the method elected to account for stock-based compensation and the effect of the method used on reported results. The statement is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148; however, it has not adopted the fair value method, and expects to continue to recognize compensation cost in accordance with the guidance in APB No. 25 unless future accounting rules dictate a change in method. If the Company were to adopt the fair value method, management believes there would be a material impact on the Company's results of operations.

     In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), many of which were previously classified as equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on the Company's financial statements.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The Company does not believe that the adoption of this standard will have a material impact on its financial position or results of operations.

     In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 ("EITF 00-21"), Revenue Arrangements with Multiple Deliverables. EITF 00-21 requires a company to determine whether the company should divide an arrangement with multiple deliverables into separate units of accounting. The EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Alternatively, companies may elect to report the change in accounting as cumulative effect of a change in accounting principle. The adoption of EITF No. 00-21 had no impact on the Company's financial position or results of operation.

2.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

     The Company leases approximately 27,000 square feet of office space at a rate of $17.00 per square foot through September 2005. The rate increases to $18.00 per square foot from October 2005 through September 2007, when the lease expires. The new lease contains a refurbishment allowance of $326,000, of which the Company utilized approximately $35,000 to improve the premises and $291,000 to offset a portion of its rent obligations from September 2002 through May 2003. Rent expense, net of the refurbishment allowance, is recognized on a straight-line basis over the term of the lease. The difference between cash payments for rent and the straight-line rent expense is recorded as deferred rent on the Company's balance sheet.

     From time to time the Company may be involved in litigation that arises in the normal course of business operations. As of the date of this report, the Company is not a party to any litigation.


     In August 2003 the Company resolved an ongoing informal patent dispute with Murex Licensing Corporation. In 2001 and 2002 the Company received correspondence from Murex Licensing Corporation asserting that certain technologies employed by the Company infringe on patents owned by Murex and that the Company is required to license this technology from Murex. In August 2003 the Company entered into a patent license agreement with Murex, which will allow the Company to use these technologies. In exchange, the Company will pay Murex a quarterly minimum royalty, plus certain fees on a per-transaction basis.

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

As of September 30, 2003, we had 39 managed services clients, compared to the 45 we reported as of September 30, 2002. We have and may continue to experience decreases in our client count for various reasons, including client consolidation due to mergers and acquisitions. As a result of the reduction in the number of clients, as well as reductions in managed service fees due to client contract renegotiations, our contracted managed service fees, which include fees that are currently in a month-to-month contract status, decreased from $824,000 per month as of September 30, 2002, to $786,000 per month as of September 30, 2003. Many of our clients are Global 2000 companies with extensive channel networks. Our clients include Apple, Avaya, Bank of America, Hewlett Packard, Lexmark, Maytag, The Hartford, Visa, Vision Service Plan (VSP) and Wachovia Corporation.

During the third quarter of 2003, we took steps to reduce our costs, which resulted in a 14-person reduction in regular full-time personnel and a significant reduction in the use of temporary resources related to our cost of revenues. The 14-person reduction in full-time personnel consisted of an 11-person reduction in staff related to our cost of revenues, a 2-person reduction in our marketing staff and a 1-person reduction in product development personnel. We experienced $90,000 in severance expense as a result of these cost savings measures. We also implemented a temporary, company-wide reduction in employee salaries, which we partially restored in October and expect to fully restore effective January 1, 2004. Because of this reduction in salaries, employees were awarded a total of 264,397 stock options.

We continue to focus significant effort on developing our Channel Insight solution. During the third quarter of 2003, we developed a tiered delivery model for Channel Insight, wherein a prospective customer can access distinct modules related to specific business needs at lower introductory price points, and add other applications incrementally. We expect to launch five Channel Insight modules.

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

Revenue Recognition
-------------------

Our solutions are generally sold with annual or multi-year contracts. The initial term of these agreements is typically one to three years and they are generally renewable upon mutual agreement between InfoNow and the client.

A typical contract fee could include the following six separate revenue-producing components:

Software license and implementation fees:

     - The software license fee applies to all configured application software and related functionality used in the client's application.
     - The implementation fee applies to the configuration of a tailored, client-specific software interface to the system and the design and configuration of client business rules and databases.

Monthly service fees and software maintenance fees:

     - The managed service fee applies to hosting and provision of the service, any reconfiguration or maintenance on the software necessary during the contract term, as well as performance of routine maintenance to client databases and core systems.
     - The variable monthly fee includes charges for system usage in excess of contracted thresholds.
     - A software maintenance fee (for customers utilizing a licensed model) includes updates to the client's software.

Other fees:

     - Variable fees included under this heading are pass-through charges for voice recordings, faxes, geocoding, and telecommunications charges, which are typically billed with an incremental administrative fee in addition to the direct charge we incur to provide these services.

We offer our solutions to clients in two forms. The first (and historical) method utilizes an application service provider, or ASP, model. Under this business model we sell the right to use our software for the term of a specific agreement, and we implement and host that solution to meet specific client requirements. Accordingly, we charge the client an implementation fee, a managed service fee and, in many cases, variable monthly fees. The implementation fee and related direct costs are deferred and recognized ratably over the longer of the expected customer life or contract term in accordance with SAB 101. Since most of our contracts range from one to three years in duration, the customer life is typically the longer deferral period and is estimated to be three years. This estimate is based on a number of factors including customer turnover, the rate of change for the technology underlying our solutions and the expectation that our customers will continue to convert from the ASP model to our license-hosted model, under which software, implementation fees and direct costs are not deferred, but are recognized on a percentage of completion basis in accordance with ARB 45 and SOP 81-1. Revenue from managed service fees and variable monthly fees is recognized as services are performed.

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

Sales of our solutions under the license-hosted model typically include a software license fee, an implementation fee, a software maintenance fee, a managed service fee and, in many cases, variable monthly fees. We establish vendor specific objective evidence ("VSOE") of fair value for the software maintenance fee and managed service fee elements of a contract based on the following two considerations: 1) they are sold independently of the other elements in a contract, and independently of each other; and 2) these services generally are, and have historically been, renewed in subsequent years (independent of the other elements) at the same fees charged when all elements are sold together. Therefore, the VSOE of fair value for each of such services can be properly determined by reference to the applicable customers' contractual fee rates relating to those services. We are not, however, currently able to establish VSOE of fair value for the software license and implementation fee elements of our contracts. Therefore, we use the residual value method to recognize revenue in accordance with SOP 97-2. Using this method, revenue from the managed service and software maintenance elements of a contract is recognized ratably over the term of the managed service arrangement and the software maintenance arrangement, respectively. Since we are currently unable to establish VSOE of fair value for the software license fee and implementation fee components of a contract and our installation services are essential to the functionality of the software, we apply contract accounting to both the software and implementation elements of the arrangement in accordance with ARB No. 45 and SOP 81-1. Accordingly, license and implementation revenues are recognized on a percentage of completion basis. As changes occur in our estimate of completion percentage, revenue recognition is adjusted accordingly. Revenue from variable monthly fees is recognized as services are performed.

We have historically sold our solutions primarily through direct sales efforts and reseller channels. When we sell solutions through a reseller channel we recognize revenue consistent with the methods described above.

Effective March 16, 2000, we adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), which sets forth SEC guidelines for the recognition of revenue. The guidelines under SAB 101 require that we recognize revenues from non-licensed initial implementation fees over the longer of the expected customer life or contract term.

The following table summarizes the distribution of our employees as of September 30, 2003 and September 30, 2002:

                                         September 30, 2003   September 30, 2002
                                         ------------------   ------------------
Staff related to the Cost of Revenues            64                   71
Selling and Marketing                            13                   15
Product Development                              11                   12
General and Administrative                       11                   12
   Total Employees                               99                  110

The table above includes 87 full-time employees, 11 temporary employees, and one part-time employee at September 30, 2003, and 96 full-time employees and 14 temporary employees at September 30, 2002.


Results of Operations

Comparison of the Three Months Ended September 30, 2003, with the Three Months Ended September 30, 2002.

Revenues: Our revenues consist primarily of implementation fees, software license fees, monthly service fees and software maintenance fees from new and existing customers. Total revenues decreased by $268,000, or 9%, to $2,839,000 for the three month period ended September 30, 2003 from $3,107,000 for the same period in the previous year.

Monthly Service Fees and Software Maintenance Fees - Monthly service fees and software maintenance fees were $2,420,000 during the three months ended September 30, 2003, an increase of $223,000, or 10%, from $2,197,000 during the three months ended September 30, 2002. This increase is net of $97,000 in lost service fees due to customer terminations. Approximately $144,000 of the increase in managed service fees was generated by additional services that were sold to our largest customer during the second half of 2002. The remaining $176,000 increase is due to additional products and services sold to other existing customers. Monthly service fees and software maintenance fees comprised 85% of total revenue during the third quarter of 2003, compared to 71% during the same period a year earlier.

Implementation Fees - Revenues generated from implementation fees during the three months ended September 30, 2003 decreased by $393,000, or 50%, to $399,000 from $792,000 during the three months ended September 30, 2002. This decrease was caused primarily by a $624,000 reduction in implementation fees as a result of lower sales of our products and services. The reduction in implementation fees related to lower sales was partially offset by a $231,000 increase in the recognition of previously deferred implementation fees. This increase was partially attributable to the recognition of $135,000 of previously deferred implementation fees for three of our clients who obtained perpetual licenses for their Locator solutions during the third quarter of 2003, which required the recognition of deferred implementation fees associated with those solutions. In addition, we experienced lower revenue deferrals in the third quarter of 2003 because most of our sales during that time period were modifications to existing licensed solutions.

Software License Fees - We did not earn software license fee revenue during the three months ended September 30, 2003, which was a 100% decrease from the $74,000 of license fees earned during the three months ended September 30, 2002. The decrease is attributable to a decrease in the number of licensed solutions sold in the third quarter of 2003 compared to the third quarter of 2002. We did not sell any new licensed solutions during the third quarter of 2003. The Company intends to continue to focus its efforts on increasing its sales under license-hosted arrangements. If successful, sales of our licensed solutions would make up an increased portion of our future revenues.

Other Fees - Other fees decreased by $24,000, or 55%, to $20,000 during the third quarter of 2003 from $44,000 during the third quarter of 2002. The decrease in other fees is attributable to a decrease in the number of contracts with charges for voice recordings, faxes, geocoding and telecommunications charges, as well as a reduction in interactive voice response transaction volume and negotiated rate reductions in our telecommunications charges.

Through September 30, 2003, we have recognized total revenue of $7,203,000 on the $10,133,000 contract we entered into with our largest customer in the second quarter of 2001, consisting of $5,860,000 in managed service fees, $1,072,000 in implementation fees and $271,000 in software license fees. The unrecognized balance of $2,930,000 under this contract consists of managed service fees that we expect to recognize over the period from October 1, 2003 through October 31, 2004 as we perform services. In addition, as a result of expanding the services we provide in conjunction with the solution provided under this contract, we expect to recognize pro rata on a monthly basis an additional $1,889,000 of managed service fees during the period from October 1, 2003 through October 31, 2004 and $696,000 during the period from November 1, 2004 through October 31, 2005 as we perform services. For a further discussion see our Liquidity and Capital Resources section.

Cost of Revenues: Our cost of revenues includes technical personnel salaries and related personnel costs, data royalties, software costs, depreciation for server equipment, reimbursable expenses such as telecommunications and contract labor related to specific projects, co-location facility fees and other direct costs related to operating our data centers, as well as the recognition of previously deferred implementation expenses. The cost of revenues decreased to 46% of revenues for the three months ended September 30, 2003 from 49% of revenues for the three months ended September 30, 2002. The total cost of revenues decreased by $218,000, or 14%, to $1,319,000 during the third quarter of 2003 from $1,537,000 during the third quarter of 2002. This was due, in part, to a $122,000 decrease in our personnel and personnel support costs, which was caused primarily by cost savings measures taken during the third quarter of 2003. We had severance expense of $42,000 related to the reduction in staff, all of which was paid during the third quarter of 2003. Also contributing to the decrease in our personnel and personnel support costs was the allocation of a portion of our staff related to the cost of revenues to product development efforts. We also experienced a $70,000 decrease in our data center costs primarily as a result of negotiated rate reductions in our data royalties, as well as a decline in depreciation expense related to our data center hardware and software. Our reimbursable expenses also decreased by $56,000 mainly because of lower telecommunications charges as a result of negotiated rate reductions and lower system usage due to the decline in our customer base. We also experienced $7,000 lower bad debt expense primarily as a result of collecting cash in the third quarter of 2003 for accounts receivable that had been previously reserved in prior quarters. The decreases in our cost of sales associated with personnel and personnel support costs, data center costs, reimbursable expenses and bad debt expense were partially offset by a $37,000 increase in the recognition of implementation expense on contracts that were deferred under ASP arrangements. The increase was primarily attributable to the recognition of previously deferred implementation expense for three of our clients who obtained perpetual licenses for their Locator solutions during the third quarter of 2003, which required the recognition of the deferred implementation expense associated with those solutions.

Operating Expenses:
-------------------

Selling and Marketing Expenses - Selling and marketing expenses consist of sales, pre-sales, marketing and business development personnel costs and related expenses, travel and entertainment expenses, sales commissions, and advertising and promotion costs. These costs decreased to 19% of revenues for the three months ended September 30, 2003 from 22% of revenues for the three months ended September 30, 2002. The total amount of selling and marketing expenses decreased by $137,000, or 20%, to $552,000 during the third quarter of 2003 from $689,000 during the third quarter of 2002. This change is partially attributable to a $52,000 decrease in personnel and personnel support costs, which was mainly due to the cost savings measures taken during the third quarter of 2003. These cost savings measures resulted in severance expense of $43,000, $31,000 of which was paid during the third quarter of 2003 and $12,000 of which will be paid in October 2003. Commission expense also decreased by $38,000 primarily as a result of the decline in the sales of our solutions. In addition, recruiting fees decreased $17,000 as we incurred costs during the third quarter of 2002 related to an effort to enhance the quality of our sales executive team, while we did not experience similar costs during the third quarter of 2003. We also experienced decreases in public relations and advertising and promotion consulting costs, trade show expenses, and travel and entertainment costs of $13,000, $10,000, and $7,000, respectively, during the three months ended September 30, 2003, compared to the three months ended September 30, 2002.

Product Development Expenses - Product development expenses consist of time spent on development of our Enterprise Channel Management software that is not specifically associated with a client contract. Product development expenses are primarily made up of salaries and related costs and subcontracted costs. For the three months ended September 30, 2003, product development expenses increased $2,000, or 1%, to $328,000 from $326,000 for the three months ended September 30, 2002. This change was primarily due to an increase in personnel and personnel support costs as a result of the allocation of a portion of our staff related to the cost of revenues to product development efforts. Partially offsetting this increase was a reduction in personnel costs as a result of the cost savings measures taken during the third quarter of 2003. We had severance expense of $5,000 related to the reduction in staff, all of which was paid during the third quarter of 2003. Product development costs increased to 12% of revenue for the quarter ended September 30, 2003, compared to 10% of revenue for the quarter ended September 30, 2002.

General and Administrative Expenses - General and administrative expenses relate to the personnel costs of executive management, finance, investor relations, human resources and other corporate functions, general expenses such as legal and accounting fees, insurance and costs related to our facilities. These costs decreased to 20% of revenues for the three months ended September 30, 2003, from 21% of revenues for the three months ended September 30, 2002. The total amount of general and administrative costs over the same periods decreased $91,000, or 14%, to $561,000 during the third quarter of 2003 from $652,000 during the third quarter of 2002. This decrease was primarily due to an $80,000 reduction in our facilities costs, which was caused, in part, by $38,000 of sales and use tax refunds we received in the third quarter of 2003 related to certain purchases from 1999 through 2002. In addition, depreciation on our office equipment decreased $27,000 since we have not purchased new office equipment in 2003. Also contributing to the decline in facilities costs was a $15,000 reduction in our rent expense as a result of lower common area maintenance charges during the third quarter of 2003 compared to the third quarter of 2002. Our personnel and personnel support costs also decreased $35,000 during the third quarter of 2003 compared to the third quarter of 2002 mainly because of the cost savings measures taken during the third quarter of 2003. The decreases in general and administrative expenses related to facilities costs and personnel expenses were partially offset by a $24,000 increase in professional fees. This increase is partly due to the fee owed to our tax consultants in connection with the tax refund mentioned above. In addition, we incurred incremental auditing fees associated with our 401(k) plan during the third quarter of 2003, as well as recruiting fees incurred in hiring our Executive Vice President of Sales, Marketing, and Business Development

Income Taxes: InfoNow has paid no income taxes since its inception and has not recorded a provision for income taxes due to valuation allowances provided against net deferred tax assets, which consist primarily of operating loss carryforwards.

Other Income/Expense: We had net other expense of $1,000 during the three months ended September 30, 2003, compared to no net other income during the three months ended September 30, 2002. The increase of $1,000 is primarily attributable to lower interest income on cash and cash equivalents resulting from lower interest rates during the third quarter of 2003 relative to the third quarter of 2002. The reduction in interest income was partially offset by lower interest expense due to a reduction in our capital lease obligations.

Net Income/Loss: Net income for the three months ended September 30, 2003, was $78,000 compared to a $97,000 net loss for the three months ended September 30, 2002, a $175,000 increase. This increase is primarily attributable to a $443,000, or 14%, decrease in total expenses and other income and expense, which was partially offset by a $268,000, or 9%, decrease in total revenues for the quarter ended September 30, 2003, compared to the quarter ended September 30, 2002, as discussed above.


Comparison of the Nine Months Ended September 30, 2003, with the Nine Months Ended September 30, 2002.

Revenues. Total revenues increased by $354,000, or 4%, to $9,399,000 for the nine months ended September 30, 2003, from $9,045,000 for the same period in the previous year.

Monthly Service Fees and Software Maintenance Fees - Monthly service fees and software maintenance fees were $7,266,000 during the nine months ended September 30, 2003, an increase of $688,000, or 10%, from $6,578,000 during the nine months ended September 30, 2002. The increase in managed service fees was generated primarily by additional services that were sold to our largest customer during the second half of 2002. Monthly service fees and software maintenance fees comprised 77% of total revenue during the nine months ended September 30, 2003, compared to 73% during the nine months ended September 30, 2002.

Implementation Fees - Revenues generated from implementation fees during the nine months ended September 30, 2003, decreased by $236,000, or 11%, to $1,984,000 from $2,220,000 during the nine months ended September 30, 2002. This decrease was caused primarily by a $1,027,000 reduction in implementation fees as a result of lower sales of our products and services. The decrease in implementation fees associated with lower sales was partially offset by a $791,000 increase in the recognition of previously deferred implementation fees from $102,000 during the nine months ended September 30, 2002, to $893,000 during the nine months ended September 30, 2003. This change is mainly due to the recognition of $587,000 of implementation fees for our largest client that were deferred in previous years under the ASP model. During the first quarter of 2003, this client converted the term licenses related to its Locator and Lead Management solutions to perpetual licenses, which required the recognition of previously deferred implementation fees. Also contributing to the increase in the recognition of previously deferred implementation fees was the recognition of $135,000 of previously deferred implementation fees for three of our clients who obtained perpetual licenses for their Locator solutions during the third quarter of 2003, which required the recognition of deferred implementation fees associated with those solutions. In addition, we experienced lower revenue deferrals during the nine months ended September 30, 2003 because most of our sales during that time period were modifications to existing licensed solutions.

Software License Fees - Software license fees were $78,000 during the nine months ended September 30, 2003, a decrease of $44,000 from the $122,000 of license fees during the nine months ended September 30, 2002. The decrease is attributable to a decrease in the number of licensed solutions sold during 2003 compared to 2002. The license fees earned in 2003 are primarily attributable to a significant sale of our Channel Insight solution in the fourth quarter of 2002 for which implementation was completed in 2003. Software license fees represented approximately 1% of total revenue during the nine months ended September 30, 2003 and 2002.

Other Fees - Other fees decreased by $54,000, or 43%, to $71,000 during the nine months ended September 30, 2003 from $125,000 during the nine months ended September 30, 2002. The decrease in other fees is attributable to a decrease in the number of contracts with charges for voice recordings, faxes, geocoding and telecommunications charges, as well as a reduction in interactive voice response transaction volume and negotiated rate reductions in our telecommunications charges.

Cost of Revenues: Our cost of revenues decreased to 47% of revenues for the nine months ended September 30, 2003 from 50% of revenues for the nine months ended September 30, 2002. This is primarily because our revenue increased as a result of the recognition of previously deferred implementation fees during the first nine months of 2003, as discussed above, which did not generate a proportionate increase in cost. In addition, we instituted cost reductions in the third quarter of 2003 in response to the decline in the sales of our solutions. The total cost of revenues decreased by $167,000, or 4%, to $4,373,000 during the nine months ended September 30, 2003, from $4,540,000 during the nine months ended September 30, 2002. This decrease was primarily attributable to a $175,000 decline in our data center costs mainly as a result of negotiated rate reductions in our data royalties, as well as a decline in depreciation expense related to our data center hardware and software. In addition, our reimbursable expenses decreased by $168,000 mainly because of lower telecommunications charges as a result of negotiated rate reductions and lower system usage due to the decline in our customer base. The decreases in the cost of revenues associated with data center costs and reimbursable expenses was partially offset by a $127,000 increase in our personnel and personnel support costs primarily due to the hiring of additional personnel during the fourth quarter of 2002 and the first half of 2003 to support the growth in service level requirements related to our Channel Insight solution. A significant portion of this increase is the result of adding resources to support the $10,133,000 contract and related upgrades and enhancements that were sold to our largest customer during 2002 pursuant to the contract. Also contributing to the increase in personnel costs was a $57,000 change in bonus expense as a result of the reversal of the 2001 bonus accrual in the second quarter of 2002; these bonuses were paid in the form of stock options. We had no bonus expense in 2003; therefore, the $57,000 expense reversal that took place in 2002 resulted in a lower expense in that year. The increase in personnel and personnel support costs is net of reductions associated with the cost savings measures taken in the third quarter of 2003. In addition, deferred implementation expense recognition increased $27,000 during the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002. The increase was primarily attributable to the recognition of previously deferred implementation expense for our largest client and three of our other clients who obtained perpetual licenses for certain of their Locator and Leads solutions during 2003, which required the recognition of the deferred implementation expense associated with those solutions. Bad debt expense also increased by $22,000 mainly because we reversed bad debt expense during the nine months ended September 30, 2002 when we collected cash for accounts receivable that had previously been reserved.

Operating Expenses:
-------------------

Selling and Marketing Expenses - Selling and marketing expenses decreased to 20% of revenues for the nine months ended September 30, 2003 from 27% of revenues for the nine months ended September 30, 2002. The total amount of selling and marketing expenses decreased by $607,000, or 25%, to $1,844,000 during the nine months ended September 30, 2003 from $2,451,000 during the nine months ended September 30, 2002. This change is partially attributable to a $275,000 decrease in public relations and advertising and promotion consulting costs. We also experienced a $265,000 reduction in commission expense partly as a result of the decline in the sales of our solutions and partly because a portion of the commission on the $10,133,000 contract with our largest client was paid during the first half of 2002. In addition, recruiting fees decreased $38,000 as we incurred costs during the third quarter of 2002 related to an effort to enhance the quality of our sales executive team, while we did not experience similar costs during the nine months ended September 30, 2003. Personnel and personnel support costs also decreased $35,000 partly as a result of attrition related to our sales and marketing staff and partly due to the cost savings measures taken during the third quarter of 2003. The decrease in personnel and personnel support costs is net of an increase in salaries for our sales executives as we hired staff during the third and fourth quarters of 2002. Travel costs and trade show expenses also declined in 2003 by $20,000 and $6,000, respectively. The decreases in selling and marketing expenses associated with consulting costs, commissions, recruiting fees, personnel costs, travel expenses and trade show expenses was partially offset by a $32,000 change in bonus expense as a result of the reversal of the 2001 bonus accrual in the second quarter of 2002 when certain 2001 bonuses were paid in the form of stock options. We had no bonus expense in 2003; therefore, the $32,000 expense reversal that took place in 2002 resulted in a lower expense in that year.

Product Development Expenses - For the nine months ended September 30, 2003, product development expenses increased $74,000, or 8%, to $1,023,000 from $949,000 for the nine months ended September 30, 2002. This change was primarily due to a $66,000 change in bonus expense as a result of the reversal of the 2001 bonus accrual in the second quarter of 2002; these 2001 bonuses were paid in the form of stock options. We had no bonus expense in 2003, therefore, the $66,000 expense reversal that took place in 2002 resulted in a lower expense in that year. The remaining $8,000 increase in product development expenses is primarily due to increased personnel costs as a result of allocating more of our existing resources to support product development efforts; these costs were partially offset by a reduction in depreciation expense. Product development costs increased to 11% of revenue for the nine months ended September 30, 2003 compared to 10% of revenue for the nine months ended September 30, 2002.

General and Administrative Expenses - General and administrative expenses increased to 22% of revenues for the nine months ended September 30, 2003 from 20% of revenues for the nine months ended September 30, 2002. The total amount of general and administrative costs over the same periods increased $262,000, or 15%, to $2,046,000 during the nine months ended September 30, 2003 from $1,784,000 during the nine months ended September 30, 2002. This increase was primarily due to a $207,000 change in bonus expense as a result of the reversal of the 2001 bonus accrual in the second quarter of 2002; these 2001 bonuses were paid in the form of stock options. We had no bonus expense in 2003; therefore the $207,000 expense reversal that took place in 2002 resulted in a lower expense in that year. We also experienced a $110,000 increase in professional fees primarily as a result of recruiting fees incurred in hiring our Executive Vice President of Sales, Marketing, and Business Development and a 45% increase in our audit fees over 2002. In addition, personnel and personnel support costs increased $47,000 partly due to salary increases for executive management, finance, investor relations and human resources personnel. Also contributing to the increase in personnel costs was a $12,000 compensation expense charge related to a former director's stock option modification during the second quarter of 2003. Our insurance costs also increased $19,000 as a result of increases in our insurance rates. The increases in general and administrative expenses related to bonus expense, professional fees, personnel costs and insurance expenses were partially offset by a $98,000 reduction in our facilities costs mainly because of lower depreciation expense on our office equipment, as well as $38,000 of tax refunds we received in the third quarter of 2003 related to certain purchases from 1999 through 2002. We also experienced lower investor relations costs of $23,000.

Income Taxes: InfoNow has paid no income taxes since its inception and has not recorded a provision for income taxes due to valuation allowances provided against net deferred tax assets, which consist primarily of operating loss carryforwards.

Other Income/Expense: We had net other income of $1,000 during the nine months ended September 30, 2003, compared to no net other income for the nine months ended September 30, 2002. The increase of $1,000 is primarily attributable to lower interest expense due to a reduction in our capital lease obligations. The reduction in interest expense was partially offset by lower interest income on cash and cash equivalents resulting from lower interest rates during 2003 relative to 2002.

Net Income/Loss: Net income for the nine months ended September 30, 2003 was $114,000 compared to a net loss of $679,000 for the nine months ended September 30, 2002, a $793,000 increase. This increase is primarily attributable to a $439,000, or 5%, decrease in total expenses and other income and expense, as well as a $354,000, or 4%, increase in total revenues for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002, as discussed above.

Liquidity and Capital Resources

InfoNow has financed its operations primarily through the placements of private equity securities and, to a lesser extent, through borrowing and equipment leasing arrangements. We have received a total of approximately $13,800,000 from private offerings and have received an additional $2,679,000 from the exercise of stock options and warrants since we began offering our Enterprise Channel Management solutions in 1996. We also have a bank credit facility with both a $1,000,000 revolving line of credit to support our future operating needs and a $1,000,000 equipment facility to support our future investing needs. The bank credit facility requires that we meet various covenants. We have failed to meet certain of the financial covenants in the past, however, we have obtained waivers for all instances of non-compliance. We are not permitted to draw on the bank credit facility if we are out of compliance with any of the covenants. As of the date of this report we are in compliance with all covenants and we have no outstanding debt under this facility. In March 2003, we renewed the financing arrangement through February 14, 2004 under substantially the same terms. The interest rate on the revolving line of credit is the prime rate plus 1 percent, and the interest rate on the equipment facility is the U.S. Treasury note yield to maturity for a term equal to 36 months as quoted in the Wall Street Journal plus 587 basis points.

We had cash and cash equivalents of $2,775,000 at September 30, 2003, compared to $2,384,000 at September 30, 2002. The increase of $391,000 is mainly due to a $386,000 increase in cash generated by our operating activities and a $231,000 increase in our cash balance at January 1, 2003 compared to January 1, 2002. These increases were partially offset by increases in cash used in financing activities and cash used in investing activities of $117,000 and $109,000, respectively.

Net cash generated by operating activities during the nine months ended September 30, 2003, was $477,000, compared to net cash generated by operating activities of $91,000 during the nine months ended September 30, 2002. The increase of $386,000 is generally due to improved cash collections of our accounts receivable, as well as lower overall costs. More specifically, the increase in cash generated by operating activities is attributable, in part, to a $947,000 decrease in accounts receivable, which is primarily due to an increase in cash collections of accounts receivable as our days sales outstanding decreased from 51 days during the first nine months of 2002 to 31 days during the first nine months of 2003. The $793,000 increase in net income discussed above also contributed to the increase in our cash flow from operating activities. In addition, during the nine months ended September 30, 2002 we reversed $362,000 in accrued bonuses when certain 2001 bonuses were paid in the form of stock options. Since we did not accrue or reverse bonuses in 2003, we experienced a $362,000 increase in bonus accrual in 2003 relative to 2002. Also contributing to the increase in cash flow from operations was a $102,000 change in payroll related and other liabilities mainly as a result of lower accrued commissions. The increases in cash generated by operations related to accounts receivable, net income, accrued bonuses, and payroll related and other liabilities were partially offset by a $1,306,000 change in deferred revenue. This change is mainly due to the recognition of implementation fees for our largest client and three of our other clients who obtained perpetual licenses for certain of their Locator and Leads solutions during 2003, which required the recognition of the deferred implementation fees associated with those solutions. In addition, we experienced lower revenue deferrals during the nine months ended September 30, 2003 because most of our sales during that time period were modifications to existing licensed solutions. Depreciation and amortization was also $277,000 lower during the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002 since many of our data center and corporate office assets have become fully depreciated without proportionate asset purchases during that time period. In addition, other current assets decreased $204,000 mainly as a result of lower prepaid rent, software license fees and related software maintenance. Accounts payable also decreased $105,000 mainly due to the reduction in our overall costs, as discussed above. The remaining $74,000 increase in cash flow from operating activities is due to other changes in working capital and non-cash charges.

Cash used in investing activities increased to $151,000 for the nine months ended September 30, 2003, compared to cash used in investing activities of $42,000 for the nine months ended September 30, 2002. The change of $109,000 is mainly due to an increase in purchases of computer hardware for our data centers.

Net cash used in financing activities during the nine months ended September 30, 2003 was $41,000, compared to net cash provided by financing activities during the nine months ended September 30, 2002 of $76,000, a decrease of $117,000. The reduction was caused primarily by a $143,000 decrease in cash received from stock option exercises, which was partially offset by a $26,000 decrease in principal payments on debt obligations as certain of our capital leases have been fully paid.

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

The $10,133,000 contract we entered into with our largest customer in 2001 and certain of the expanded managed services arrangements associated with that contract expire on October 31, 2004. One other managed services agreement related to that contract expires on October 31, 2005. These agreements represent a substantial portion of our revenues, net income and cash flow. This customer is evaluating alternative solutions to the ones we provide under these agreements. While we are seeking to renew or modify and extend these agreements and enter into new agreements with this client, there can be no assurances that we will be able to do so. If we are unable to renew or extend these arrangements or enter into new arrangements under terms acceptable to us, or replace the revenue attributable to this business through increased sales to other new or existing customers, our financial condition and results of operations would be materially adversely affected.


The following table summarizes the Company's contractual payments and obligations by period (amounts in thousands):

Contractual Obligations                                    Payment Due by Period
-----------------------              ------------------------------------------------------------------
                                     Total   Less Than 1 year   1-3 years   4 - 5 years   After 5 years
                                     -----   ----------------   ---------   -----------   -------------
Capital Lease Obligations            $  168       $  90          $   78        $   -          $   -
Operating Leases                      1,870         429             952          489              -
Minimum Royalties                       153           9              24           24             96
Total Contractual Cash Obligations   $2,191       $ 528          $1,054        $ 513          $  96

We lease approximately 27,000 square feet of office space at a rate of $17.00 per square foot through September 2005. The rate increases to $18.00 per square foot from October 2005 through September 2007, when the lease expires. The new lease contains a refurbishment allowance of $326,000, of which we utilized approximately $35,000 to improve the premises and $291,000 to offset a portion of our rent obligations from September 2002 through May 2003.

Recent Accounting Pronouncements
--------------------------------

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123. If we were to adopt the fair value method, we believe there would be a material impact on our results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, ("SFAS 150"). The adoption of SFAS 150 did not have a material effect on the Company's financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"). We do not believe the adoption of this standard will have a material impact on our financial position or results of operations.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables ("EITF No. 00-21"). The adoption of EITF No. 00-21 did not have a material impact on our financial position or results of operations.

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

Related Business Risks and Assumptions
--------------------------------------

Our actual results may vary materially from the forward-looking statements made above, which have been made pursuant to the Private Securities Litigation Reform Act of 1995. Such statements are subject to the safe harbor provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. Our forward-looking statements include the plans and objectives of management for future operations and relate to a variety of factors, including management's assumptions about our ability to:

     o    Gain market acceptance of our services;
     o Retain existing customers, none of whom are obligated to renew, modify or extend their contractual relationships with the Company, and attract new customers;

     o Accurately forecast and meet demands for our services, including our ability to maintain technical performance of the system as new clients are added;
     o    Continue to serve new and existing customers;
     o Improve our operational and financial systems in order to address planned growth in our operations;
     o Maintain pricing and adequate profit margins on our products and services;
     o    Retain and attract qualified technical personnel;
     o Develop future enhancements to our services and control development costs of those enhancements;
     o    Operate our business in accordance with our operating budget;
     o Respond to competitive threats, including the possibility of our customers migrating to lower cost solutions, such as offshore IT development and service functions; and
     o    Raise additional capital, if needed.

If we are unable to manage the risks enumerated above, or those discussed in our Annual Report filed with the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 2002, our financial condition and results of operations could be materially adversely affected.

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

Item 3. Controls and Procedures.
--------------------------------

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2003. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2003 in timely alerting them to material information required to be included in our reports filed with or submitted to the Securities and Exchange Commission. There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a)  Exhibits

          Exhibit Number              Exhibit Description
          --------------              -------------------

          10.1 Employment agreement between the Company and Don Kark dated March 26, 2003.

          10.2 Employment agreement between the Company and Mark W. Geene dated August 21, 2003.

          31        Rule 13a-14(a) certifications

          32        Section 1350 certifications



     (b)  Reports on Form 8-K.

               On July 24, 2003, the Company furnished a Form 8-K to the SEC under item 9 pursuant to item 12 thereof.

               On August 15, 2003, the Company furnished a Form 8-K to the SEC under item 9 thereof.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              INFONOW CORPORATION



Date:  November 14, 2003                      By: /s/ Michael W. Johnson
                                              --------------------------

                                              Michael W. Johnson,
                                              Chief Executive Officer



Date                   Title                                Signature
----                   -----                                ---------



November 14, 2003      Chief Financial Officer and          /s/ Harold R. Herbst
                       Executive Vice President             --------------------
                       (Principal Financial Officer)        Harold R. Herbst


November 14, 2003      Vice President, Controller and       /s/ James L. Medina
                       Treasurer                            --------------------
                       (Principal Accounting Officer)       James L. Medina

                                  EXHIBIT INDEX


Exhibit Number                     Exhibit Description
--------------                     -------------------



     10.1 Employment agreement between the Company and Don Kark dated March 26, 2003.

     10.2 Employment agreement between the Company and Mark W. Geene dated August 21, 2003.

     31        Rule 13a-14(a) certifications

     32        Section 1350 certifications