Form 10KSB
period 2003-12-31
INFONOW CORP /
filed 2004-03-30
CIK 879684

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                                     TO
         ---------------------------    --------------------------

                           Commission File No. 0-19813

                               INFONOW CORPORATION
                               -------------------
                 (Name of small business issuer in its charter)

          DELAWARE                                              04-3083360
-------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

1875 Lawrence Street, Suite 1100, Denver, Colorado                  80202
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number: (303) 293-0212
                           ----------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:  None
                                                                ---------------

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
                                  Yes  X     No
                                     -----     -----
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2003 were $12,409,000.

The aggregate market value of the voting and non-voting common equity held by nonaffiliates based on the closing sales price of such stock on March 15, 2004 was $25,203,652.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 15, 2004 was:

         Common Stock, $.001 par value                         9,883,785
         -----------------------------                  -----------------------
                    Class                                       Shares

Transitional Small Business Disclosure Format (check one):    Yes      No   X
                                                                  ---      ---

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders to be held on May 14, 2004, are incorporated by reference into Part III, Items 9-14, of this Form 10-KSB.

InfoNow Corporation

                                   Form 10-KSB

                   For the Fiscal Year Ended December 31, 2003

                                      INDEX

                                     Part I

Item 1.      Description of Business.......................................  3
Item 2.      Description of Property....................................... 15
Item 3.      Legal Proceedings............................................. 15
Item 4.      Submission of Matters to a Vote of Security Holders........... 16

                                Part II

Item 5.      Market for Common Equity and Related Stockholder Matters...... 17
Item 6.      Management's Discussion and Analysis or Plan of Operation .... 18
Item 7.      Financial Statements.......................................... 42
Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..................................... 42
Item 8A.     Controls and Procedures....................................... 42

                               Part III

Item 9.      Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the Exchange Act ... 43
Item 10.     Executive Compensation........................................ 43
Item 11.     Security Ownership of Certain Beneficial Owners
             and Management and Related Stockholder Matters................ 43
Item 12.     Certain Relationships and Related Transactions................ 43
Item 13.     Exhibits, List and Reports on Form 8-K........................ 43
Item 14.     Principal Accountant Fees and Services........................ 45
             Signatures.................................................... 46

                                     PART I


Item 1.  Description of Business
-------  -----------------------

Unless otherwise indicated, all references to "InfoNow," "the Company," "we," "us," or "our" refer to InfoNow Corporation. All statements other than statements of historical fact are statements that could be deemed forward-looking statements under the Private Securities and Litigation Reform Act. Forward-looking statements could include any projections of earnings, revenue, costs or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statement concerning proposed new software, technology, services, or development; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. InfoNow assumes no obligation and does not intend to update these forward-looking statements. These forward-looking statements are based on assumptions held by the Company at the end of 2003 and as a result of risk factors described in this document and other documents that we have filed with the Securities and Exchange Commission, actual results may be materially different. Factors that could affect the accuracy of assumptions include changes in the economy, market conditions, financial markets, and company results that exceed or fail to meet company projections. We encourage you to carefully review and consider the disclosures made in this document, including the section labeled "Related Business Risks and Assumptions" in Item 6 of this document and in our other reports filed with the SEC, to advise you of the factors that may affect our business and the value of an investment in our capital stock.

Company Overview

InfoNow provides Channel Visibility(1) and Channel Management(2) solutions(3), in the form of software and services, to large global corporations that sell their products through complex networks of distributors, dealers, resellers, retailers, agents or branches (e.g., "channel partners").

Companies that sell in a business-to-business "B2B" environment through large distribution networks face unique business challenges. They need to communicate efficiently with hundreds, or even thousands, of channel partners around the globe. They need to understand the unique capabilities of each channel partner and help those channel partners find and capitalize on sales opportunities. More importantly, they need to understand who their end customers are, so they can deliver competitive products and services to meet end customers' needs, and work with their channel partners to deliver increased revenues and efficiencies.

Companies that sell through complex channel partner networks often don't have clear visibility into who their end customers are and what they are buying. This lack of information regarding end customers puts these companies at a distinct competitive disadvantage versus companies that sell direct and maintain direct relationships with their end customers.

--------------------
(1) Channel Visibility: The term "channel" is used to refer to the different ways products or solutions can be sold to a market. Channels can be direct (owned by the manufacturer) or indirect (owned by a third party). Typical indirect channels include distributors, dealers, resellers, retailers, agents and branches. Channel Visibility refers to gathering sales data from channel partners and giving clients timely and accurate data about who their resellers and end customers are and what products customers are buying.
(2) Channel Management: Channel Management refers to working with a company, its channel partners and end customers, to improve business execution and performance.
(3) Solution: a combination of software, professional services and managed services that addresses a client's specific business and technical requirements.

Our Channel Visibility solution, Channel Insight, gives channel-focused companies visibility into who their resellers are, what they are selling, and at what prices. We also give them visibility into who their end customers are, and what they are buying, with very high levels of accuracy. We augment end customer sales information with rich market data, including customer affiliations and hierarchy (i.e., the relationship between parent companies and their subsidiaries or affiliate companies), business size, geography and vertical market. And we offer software and services to help our clients use this information to enhance their competitiveness and improve their business. We also offer Channel Management solutions for partner profiling, partner referrals and locators, and lead generation and management. These solutions are described in detail on pages 7-10.

Our software can be integrated with virtually any client's existing software applications and infrastructure. Our solutions enable our clients to communicate with channel partners and end customers via the Web, call centers, interactive voice response systems, wireless phones and other hand-held wireless devices, in up to 28 different languages and dialects. It is based on a modular design that allows flexible configuration(4) of software to meet a wide variety of customers' needs. Our solutions delivery model follows this flexible approach, allowing customers to buy all or part of a solution, adding modules as needed.

InfoNow currently serves a number of leading brand-name clients, including companies such as ABN-AMRO, Apple, Avaya, Bank of America, Enterasys Networks, Hewlett-Packard, Lexmark, Maytag, StorageTek, Suzuki, TD Canada Trust, UPS, Wachovia Corporation and Visa. Following are examples of how we meet our clients' needs:

- StorageTek(R) is a $2 billion worldwide company with headquarters in Louisville, Colorado. The company provides practical and safe storage solutions in disk, networking, services, tape and tape automation. StorageTek is using InfoNow's Channel Insight solution to automate and enhance its collection of sales transaction data from channel partners and distributors, and to increase the accuracy of end customer identification. StorageTek is also deploying InfoNow's Sales Credit Assignment module to improve the timeliness and accuracy of its sales commission process.

- A high-tech manufacturer and supplier of printing solutions came to InfoNow with a tough business challenge. This company's sales representatives were compensated, in part, for sales fulfilled by channel partners, and spent, on average, one to two days a month "claiming", (i.e., collecting paperwork from distributors and resellers so they could substantiate commission credits). This client had approximately 150 sales representatives, with an average annual cost per representative of ~$150,000. The company believed

--------------

(4) Configuration: The setting of software parameters to match a client's business and technical requirements.

     the 150 sales representatives were spending a total of between five and ten man-years per year, at a cost of $750,000 to $1,500,000 per year, to manually track commission credit assignments. They also had significant costs related to the opportunity costs of lost sales, back office costs related to the collection and reconciliation of sales data, costs associated with commission overpayments and errors, and the cost to morale of long lag times between sales and commission payments. With InfoNow's Channel Insight platform and Credit Assignment module, they have been able to automate the entire process, with higher accuracy, faster turnaround times and significant cost savings. In addition, their sales representatives can now focus their time and attention on selling versus claiming.

- Companies that sell through complex channels spend millions of dollars to generate new sales opportunities - through third party call centers, specific market promotions, and other broad based marketing programs. Without visibility into who their end customers are and what they are buying, these companies can struggle to effectively target these marketing campaigns and to measure the results of their efforts. In 2003, we deployed our Channel Insight Opportunity Generation module with a Fortune 50 high-tech manufacturer. In this implementation, we used Channel Insight data to identify end customer buying patterns, applied predictive modeling and identified a specific set of high-potential opportunities, coupled them with highly targeted promotions, and delivered them to channel partners to offer to end customers. In a recently completed campaign, Channel Insight enabled this client to acquire more than 80 new customers, increase sales to new and existing customers, significantly increase revenues, and achieve a return on investment of well over 200 percent.

- Visa is the world's largest consumer payment system, with nearly 21,000 member financial institutions and several hundred thousand automatic teller machines (ATMs) worldwide. Visa uses elements of InfoNow's Channel Management solution, including partner profiling, referral and locator applications, to help end customers find Visa ATMs around the globe. InfoNow manages Visa's location database for member banks and provides a locator/referral solution. This solution is available in English, French, Spanish, Portuguese, Chinese and Japanese to Visa customers around the world. No matter where they are or what time it is, Visa's customers can contact Visa via the Internet or wireless devices, enter an address or cross street location, and be referred to the Visa ATM closest to them.

- Avaya is a global leader in communication systems, applications and services, with annual revenues of more than $4 billion. They work with hundreds of U.S. channel partners who resell Avaya's products to the small and medium business market. Avaya uses elements of InfoNow's Channel Management solution, including our lead generation and management software and services, to increase sales through the channel. This solution enables them to process up to 20,000 sales leads a month. Leads are captured from various online and off-line sources (including telemarketing, inside sales, the Internet and more). They are then sorted and processed according to a set of business requirements defined by Avaya and immediately routed via email and the Web to the most qualified Avaya partner. Leads are tracked from inception to close, and when leads are not being acted upon, Avaya is notified so that the leads can be reassigned. With our software, Avaya can generate comprehensive reports on how customers find out about Avaya, where leads come from, how many leads are rejected (and why) and how many leads are closed (and by whom). This creates a powerful tool for optimizing return on investment and lead management. Avaya can also conduct online customer feedback surveys to help the company evaluate its marketing programs, increase the close rate on sales leads, and improve end customer satisfaction.


Company History

InfoNow was incorporated under the laws of the State of Delaware on October 29, 1990, and went public in 1992. In 1995, we began developing Channel Management software and services for large, blue-chip corporate clients. In the mid 1990s, we developed innovative Internet-based referral and locator technology, delivering Channel Management solutions for partner profiling, partner referrals, map-based locators with driving directions, and lead generation and management, to leading companies in the high-tech, financial services and industrial sectors.

In 2001, we introduced Channel Insight, our Channel Visibility solution, with a $10 million, multi-year agreement with a leading high-tech client, who used this solution for sales credit assignment. In 2002, we signed additional multi-million dollar agreements for our Channel Insight solution. In 2003, sales slowed. The economy remained uncertain, tech spending slowed, and companies were hesitant to invest in enterprise-wide solutions with a multi-million dollar price tag.

In late 2003, we narrowed our primary Channel Insight sales focus to target large, high-tech companies. Additionally, in an effort to accelerate the sales cycle, we introduced a new delivery model for Channel Insight, wherein a prospective client can buy a restricted-use license for individual data modules at an introductory price point, and purchase additional modules over time. As a result, we signed a number of new Channel Insight deals in the fourth quarter of 2003. By year-end 2003, our revenue was nearly evenly divided between our traditional Channel Management solutions and our new Channel Insight offering.

Beginning in 2004, in response to (i) internal market research, (ii) external validation from clients, analysts and prospects, (iii) our first-to-market position with Channel Insight technology, (iv) potential market size and demonstrated customer demand for this technology, and (v) the potentially higher value of our Channel Insight offering versus our traditional Channel Management solutions, InfoNow intends to focus primarily on the development, sale, and provisioning of Channel Visibility solutions, while continuing to sell and support Channel Management software and services. Ultimately, we intend to integrate elements of our traditional Channel Management technology into our Channel Insight offering.


InfoNow's Software and Services

InfoNow offers Channel Visibility and Channel Management software and services. We deliver our solutions via a combination of intellectual property (IP) delivered as software, data assets (both internally developed and licensed from others), people and processes. Our principal solutions are described in detail below:

Channel Visibility Solution: InfoNow's Channel Visibility solution, Channel Insight, was introduced in 2001. This technology addresses many challenging issues faced by channel-focused companies, by providing visibility into channel activity, partner performance and end customer sales. Leading technology manufacturers and distributors then use this knowledge to enhance channel strategies and improve channel execution. For example, these companies use point-of-sale transaction data to: quickly and accurately assign sales commission credits for sales made through the channel; understand which partners are best at selling into particular market verticals or customer segments; execute marketing campaigns targeted to specific end customers; and track and measure the return on investment of marketing promotions in near real-time. Our Channel Insight solution consists of a Channel Insight Point of Sale "POS" Platform and a set of data modules that address specific business challenges.

     Channel Insight POS Platform: InfoNow's Channel Insight POS Platform provides the foundation for the Company's Channel Insight data modules, with functionality to track millions of point-of-sale transactions completed by thousands of channel partners in near real-time, and to identify the distributors, resellers and end customers that are selling and purchasing a company's products. With the Channel Insight POS Platform, we provide a turnkey solution, whereby we manage the timely collection of POS data from distributors, resellers and other channel partners; process the data using our technology and internal support team; augment the information with rich market and demographic data from third-party databases; and deliver highly accurate, actionable information on partners, end customers and product sales to our clients, in near real-time.

     Channel Insight Data Modules: InfoNow currently offers five Channel Insight Data Modules that use the information delivered via the Channel Insight POS Platform to address specific business challenges. Data modules include:


          Sales Credit Assignment: This module allows companies to accurately credit their sales reps and departments in a timely manner for sales made through the channel. With this solution, we utilize sales transaction data and use our clients' assignment rules to automatically credit sales to appropriate team members. Sales credits can be allocated by territory, geography, named account, vertical market, customer segment, and many other criteria. We keep a running tally of commission credits and provide on-line access to those reports. And we provide an auditable trail of channel sales and commission credits for purposes of financial reporting.

          Opportunity Generation: This offering helps companies grow revenues by creating and implementing targeted sales opportunities based on historical sales data. With this solution, we analyze historical sales data to identify new sales opportunities, including up-sell and cross-sell opportunities with existing customers, as well as opportunities with new prospects who share market characteristics with current customers and would be likely to purchase specific products. Then, based on historical sales data, we identify the most qualified partners to promote those products to targeted customers and prospects. Finally, we manage campaigns for our clients, by enrolling qualified partners, assigning and distributing targeted sales opportunities, providing continuous support to channel partners, and tracking partner results. And we wrap up each campaign with a detailed return-on-investment summary, to aid in future campaign planning.

          Customer Marketing Intelligence: This module enables companies to develop targeted marketing strategies aimed at specific market segments (e.g., Small and Medium Businesses, or specific market verticals, such as healthcare or insurance providers). With this solution, we provide actionable data on end customers and product sales. We package the data in any number of ways -- by product, partner, vertical market, customer segment, customer purchase history and product inventory, and more. We help our clients build rich end customer profiles to use in trend analysis, profitability analysis, and product planning. They can use our data to design targeted marketing programs to specific customer segments, improve customer acquisition, up-sell current customers, and improve customer loyalty.

          Channel Performance: This module creates accurate pictures of channel partner capabilities and performance by analyzing their sales transaction data and identifying their sales experience. We provide detailed information on each channel partner's unique capabilities and areas of expertise. For each partner, we're able to tell what vertical markets and customer segments they sell to, and which products they're best at selling. Our Channel Performance module also provides an automated means for updating and maintaining rich partner profile information - in near-real time.

          Opportunity Tracking: This offering gives companies up-to-date and accurate information about what happens to their channel sales leads. We tell them if and when those leads result in sales, and which of their channel partners are making those sales. With this solution, we analyze and package sales data to provide clients with accurate and timely information on the success or failure of their channel sales campaigns. We provide a comprehensive view of a company's channel business, so clients can track and measure the results of channel campaigns in near real-time. We give clients the information they need to improve the return on investment of their lead generation efforts and to turn sales opportunities into loyal, repeat customers.

     Channel Management Solution: InfoNow's Channel Management solution was introduced in 1995. It consists of a Channel Management Platform and suite of modular business applications that address specific channel management challenges.

          Channel Management Platform: InfoNow's Channel Management Platform provides the foundation for the Company's Channel Management applications and includes capabilities for (i) business intelligence;
          (ii) interface options to support end customer access via a client's Internet sites, private extranet and intranet sites, interactive voice response systems, wireless application protocol (WAP) cell phones, wireless personal digital assistants, pagers, Palm-specific HTML devices, fax and email; and (iii) global capabilities to support multiple languages. In addition, the flexible nature of this solution allows customers to add countries, languages, currencies and commercial features as needed. The platform also includes capabilities that enable clients to route sales lead to partners based on advanced business rules and ensure that only authorized personnel are allowed to access a company's data.

     Channel Management Applications:

          Partner Profiling: Our Partner Profiling solution enables clients to maintain up-to-date profiles on all of their partners. It includes self-service capabilities, based on client business rules, that enable channel partners to create and maintain their own profiles, including comprehensive information about products and services offered, training, certification levels, and partner program status. With this solution, our clients can ensure that their end customers are getting the most accurate, up-to-date information available about the products and services they offer through channel partners, while minimizing the time the company spends on maintaining partner profiles.

          Referral/Locator: This application quickly and reliably refers prospects and customers to the selling partner best able to meet their individual needs. This rules-based tool allows clients to match customers with channel partners based on criteria the clients define, and presents end customers with precise and accurate location information and vivid maps (with optional driving directions) for the most appropriate service and product providers in their area.

          Lead Generation and Management: This application helps our clients capture prospects' requirements, identify the channel partner best able to meet their needs, and then notify the partner of the opportunity. System timers and email alerts help our clients track channel partner follow up, and clients are notified if a lead is not handled in a timely fashion, allowing them to reroute the opportunity to another channel partner.


     Services: InfoNow also offers professional services, managed services, partner management services and system management services.

          Professional Services: InfoNow offers in-depth strategic consulting, implementation consulting, training and other technical services. Our professional services team can assist clients with the design, implementation and integration of Channel Visibility and Channel Management solutions and provide training on the applications and capabilities of our software and services.

          Managed Services: InfoNow hosts and maintains its Channel Visibility and Channel Management software for clients in two separate data center facilities in Colorado. Clients can access the solution via the Internet through secured connections over virtual private networks or frame relay networks. We maintain the hardware and software necessary to link solutions to our clients' Web sites, intranets, extranets, call centers, interactive voice response systems and/or wireless data devices. Our managed services team handles the day-to-day requirements of running software applications, including security, scalability, load balancing, and network and system reliability, 24 hours a day, seven days a week (24x7). Our managed services team offers expertise in the application, architecture, and delivery methods of individual client solutions.

          Partner Management Services: In support of its Channel Insight offering, InfoNow has relationships with, and currently gathers data from, over 1,000 of our clients' channel partners (i.e., resellers and distributors) and will manage the collection of channel point-of-sale transaction data from a these partners on the client's behalf. This simplifies the data collection process and enables timely and efficient POS data processing with Channel Insight.

          System Management Services: InfoNow offers its clients software updates and maintenance releases as well as telephone support from 7:00 a.m. to 5:00 p.m. (Mountain Time) five days a week. We also provide an optional expanded support program, offering 24x7 support.


Software Development

We believe our success depends, in part, on our ability to enhance the functionality of our software and services and to develop innovative software and services to meet client needs. Our current research and development efforts are influenced significantly by client requirements and emerging market opportunities.

We incurred product development expenses for the years ended December 31, 2003 and 2002 of $1,294,000 and $1,245,000, respectively. Of these product development costs, approximately $82,000 and $138,600 were borne by customers in 2003 and 2002, respectively. These costs are expensed as incurred. The increase in product development costs in 2003 was primarily due to non-recurring expense reversals in 2002 related to bonuses and fringe benefits.

Based on our assessment of the emerging market for Channel Visibility software and services, and the opportunity represented therein, we focused the majority of our 2003 product development efforts on enhancing our Channel Insight POS Platform and developing data modules for sales credit assignment, opportunity generation, customer marketing intelligence, channel performance and opportunity tracking. Our Channel Insight solutions are primarily available as licensed software with managed services deployments.

We expect to focus future development efforts on our Channel Insight solution. Over time, we expect to migrate core technology from our traditional Channel Management solutions and integrate it into our Channel Insight solution.

We continually evaluate our software and services to determine what additional capabilities our clients need. Most of our software is developed internally. We plan to use technologies, services, software and information assets that are internally developed, purchased, and/or accessed via partner relationships to enhance our solutions.


Sales, Marketing and Alliances

Historically, InfoNow has focused its selling efforts in three market segments - high-tech, financial services and industrial - in the United States and abroad. More recently, based on our assessment of the emerging market opportunity for Channel Visibility software and services, we have sharpened our immediate focus to primarily target the high-tech market, and to move into other market verticals over time.

We currently offer our software and services under two models, (i) a licensed software with managed services model (license-hosted), and (ii) an application service provider model. These are explained in greater detail in Part II, Item 6 of this document. Our services are typically sold with annual or multi-year contracts. The initial term of these agreements is typically one to three years and the agreements are typically renewable upon mutual agreement of InfoNow and the client.

Our marketing objective is to increase name and brand recognition of InfoNow and Channel Insight, our Channel Visibility solution. These initiatives include, but are not limited to, direct e-mail marketing campaigns, production of sales materials, demonstrations of our Channel Visibility solutions, public relations, industry analyst relations and other promotional efforts.

Our sales strategy uses a three-pronged approach, which includes sales executives, sales engineers and account managers. Sales executives identify qualified prospects based on certain criteria, including company size, annual revenues, number of employees, and the complexity of their sales and distribution channels. They work with prospective clients to identify their specific business needs. Sales executives then work with sales engineers to determine the optimal application of our software and services to meet identified needs and close sales. Account managers focus primarily on generating new leads and serving existing clients.

In late 2003, we hired Mark Geene as our Executive Vice President of Sales, Marketing and Business Development. As of February 2004, InfoNow had a total of seven quota-carrying sales personnel and two pre-sales engineers.

Historically, the sales cycle for our software and services has ranged from three to nine months. In 2002 and 2003, we experienced more extended sales cycles, especially for our Channel Insight solution. A prospective customer's decision to use Channel Insight - especially in an enterprise-wide deployment--would typically require a significant evaluation period across multiple departments and approval by the client's senior management.

In late 2003, in an effort to accelerate the sales cycle for Channel Insight, we adopted a modular delivery model for this solution. Under this model, a prospective customer can buy a restricted-use license for individual Channel Insight data modules at an introductory price point -- and purchase additional modules over time -- to realize the full value of the solution.

We believe this strategy should enable us to accelerate the sales cycle and further penetrate the market. Once we've demonstrated the value of this solution in one department in a company, we believe internal advocates will help us expand into others.

We believe that strategic partnerships can assist us in gaining broader market acceptance and enhance our marketing, sales and distribution capabilities. Accordingly, we have established strategic relationships with organizations in three major areas: technology partners, solution partners, and resellers.

- Technology Partners: Our technology partners provide hardware, software, geographic and business demographic data, transaction processing support and collocation facilities to InfoNow to ensure the reliability, scalability and performance of InfoNow solutions. Technology partners include companies such as Acxiom, AND Data Solutions, Avaya, Cisco, D&B, Hewlett Packard, Inflow, Intel, Macromedia, Network Appliance, Oracle, Sun Microsystems, and TeleAtlas.

- Solution Partners: Our solution partners offer complementary services to InfoNow's solutions, and include companies such as Business Objects.

- Resellers: InfoNow has a co-marketing agreement with Visa International. Under the terms of this agreement, Visa intends to market components of our Channel Management solution to its member financial institutions.

We currently sell to international companies through existing U.S.-based clients with international operations. We may also form alliances with selected partners to assist in the sales and marketing of our software and services in certain international markets.


Customers

InfoNow had 41 managed services customers as of December 31, 2003. Many of our clients are large, multi-national companies with multiple business divisions. We recognize client business divisions of a single company as separate and unique customer relationships if the divisions: (i) are separate operating units with executive management; (ii) have separate operating budgets; or (iii) are separate legal entities.

During the year ended December 31, 2003, we received approximately 49 percent of total revenues from one company (who wishes to remain anonymous). No other company accounted for more than 10 percent of total revenues. During the year ended December 31, 2002, we received approximately 53 percent of our revenues from the same company and no other company accounted for more than 10 percent of total revenues.


Competition

We believe there is a meaningful market for Channel Visibility and Channel Management software and services. Analysts report that 70 percent of Global 1000 companies sell through complex channels.(5) The Gartner Group has reported that nearly 50 percent of the world's gross national product is transacted through indirect channels and such percentage is expected to grow to 65 percent by 2010.(6)

One of the challenges channel-focused companies face is lack of visibility into who their end customers are and what they are buying. The customer relationship management market (CRM) is expected to reach $26.3 billion in 2006.(7) Analysts note that large companies spend, on average, up to $3.5 million dollars a year on CRM software(8) and yet up to 70 percent of CRM initiatives do not achieve the anticipated user adoption or return on investment.(9) These shortcomings are primarily due to the fact that companies have no way of maintaining a single view of their customers across the enterprise. According to a recent study of 1500 companies conducted by CIO Insights, the number one challenge faced by companies that have implemented a CRM system is populating and maintaining a

-----------------
(5) Dain Rauscher Wessels report, October 2000
(6) Gartner report, 2003
(7) AMR Research report, June 2002
(8) McKinsey Quarterly, 2002, Number 4, Technology
(9) Mass High Tech Magazine, May 27, 2003 consistent view of end customer data.(10) Channel Insight can address these challenges for channel-focused companies.

The market for Channel Visibility and Channel Management software and services is at an early stage of development and no single competitor has established a leading position. We believe that the size and diversity within these markets will allow more than one supplier to provide products and services similar to ours. We are not currently aware of a competitor who can match InfoNow in the timely delivery of highly accurate end customer information.

We are aware of several other providers of software and services who may compete with one or more of our offerings, including:

-    IT departments which elect to develop internal systems at their companies;

-    customer relationship management (CRM) or partner relationship management
     (PRM) software companies, such as Azerity, Blue Martini, ChannelWave, Click Commerce, CMR, Comergent, iGINE, MapInfo, MapQuest, MarketSoft, and Onyx; and

- enterprise software companies such as Oracle, PeopleSoft, SAP and Siebel Systems.

We believe the principal competitive factors that will determine success in the market for our software and services include (i) the functionality and features of the software and services; (ii) the ability to address specific client needs;
(iii) the reliability and effectiveness of the software and services provided;
(iv) the speed of implementation; (v) the perceived level of business viability of the service provider and implementation risk; (vi) product reputation based on clients served and client referrals; (vii) pricing relative to capabilities offered; (viii) the quality of customer support; and (ix) the ability to develop and maintain strong client relationships and market presence, among other items. While we believe that our solutions compete effectively with respect to these factors, we believe that the Channel Visibility and Channel Management software market will be highly competitive and characterized by rapidly changing technologies, industry standards, products and customer requirements. As the growth in these markets continues, we expect competition to intensify.

InfoNow has limited cash and resources, which may restrict our ability to develop and implement enhancements to our current Channel Insight offering, and it may take time to integrate our more traditional Channel Management applications into Channel Insight. Our limited resources may restrict our ability to invest in major marketing programs to build broad market awareness of this solution. Other potential competitors, especially enterprise software companies, have significantly greater resources and could become competitive with InfoNow if they chose to develop and sell a Channel Visibility offering.

We believe it would be difficult for potential competitors to enter the Channel Visibility and Channel Management market, for the following reasons:

- InfoNow's domain knowledge: We have focused on helping channel-focused companies since 1995. We began by developing custom software applications for Fortune 1000 clients, and over the years we have worked with some of the top companies in the country. This experience has given us deep insight into the challenges of maximizing a complex, global business across

------------------
(10) Customer Think Newsletter, October 7, 2003 multiple sales channels. The domain knowledge we have developed in channel management would not be easy to duplicate.

- First-to-market position with Channel Insight: InfoNow has been working on the development of this technology since 2001. We believe that no competitors can currently match the accuracy, depth and breadth of information we provide on end customers, nor can they provide the breadth of functionality to utilize end-customer information to improve business processes.

- Patent-pending technology: We have applied for patent protection for our Channel Insight technology and algorithms. We expect completing the patent review process will take three to five years.

- Unique data assets: We have made significant investments in data assets, including databases, processing techniques and licenses (some of which are exclusive), which would require time and expertise to replicate.

- Mission-critical applications: Given the business-critical nature of our solutions, the data and transaction information we compile, and the benefits of our relationships with industry-leading companies to enhance future technology development, we believe it would be costly and inconvenient for clients to switch to a competitor.


Intellectual Property

We consider our software, trademark and certain of our information databases, trade secrets, and similar intellectual property to be proprietary.

Over the years, InfoNow has developed innovative software to address the unique challenges of Channel Visibility and Channel Management. In 2002, we applied for a patent for our Channel Insight technology. We frequently review our technology base to identify other ideas, concepts, and inventions that could warrant patent protection.

We have a registered federal trademark for the name InfoNow.


Company Employees

As of December 31, 2003, we had a total of 91 employees, of which 83 were full-time, including 13 in sales and marketing, 47 in software implementation, system operations, and client support, 12 in product development and 11 in finance, management and administration. The remaining eight employees were part-time and/or temporary employees primarily in our client support group. We also use independent contractors on an as-needed basis.

We consider our relations with our employees to be good and have not experienced any interruption of operations as a result of labor disagreements. None of our employees is subject to any collective bargaining agreement.

InfoNow's Business Strategy

Our vision is to be the best in the world at providing companies and their channel partners unparalleled visibility into their channel networks and end customers, and solutions to use this visibility to dramatically improve their business.

We are entering 2004 with a primary goal of becoming the channel visibility leader in the high-tech market. Key strategies include the following:

     - Accelerate sales growth: We will focus our efforts on capturing new customers, expanding Channel Insight applications with existing customers, and developing strategic partnerships to gain leveraged access to new customers.

     - Build and deliver the most complete Channel Visibility solution(s): We currently offer a solution that offers highly accurate end-customer sales report processing to high-tech companies. In 2004, we intend to continue to enhance this technology to address our clients' critical business needs and to integrate elements of our Channel Management offering. We also intend to explore new patent opportunities related to this technology.

     - Drive to be the low-cost provider of Channel Visibility solutions: We intend to achieve this goal by increasing the efficiency of our solution(s) delivery and implementation teams. This may require incremental investment in software development.

     - Maintain operational excellence: Our success depends on the success and satisfaction of our clients. We intend to continue to enhance maintenance and service processes to deliver the highest level of customer service.


Item 2.   Description of Property
-------   -----------------------

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

We utilize two Internet data centers maintained by Inflow, Inc. to provide services to our customers. The data centers are housed in two separate facilities, one in Denver, Colorado, and the other in Thornton, Colorado. These facilities have safeguard protections such as a fire detection and suppression system, redundant telecommunications access, redundant power sources and 24-hour systems maintenance support. We also maintain off-site storage of data backups at a bank in Denver, Colorado.


Item 3.   Legal Proceedings
-------   -----------------

From time to time we may be involved in litigation that arises in the normal course of business operations. As of the date of this report, we are not a party to any litigation that we believe could reasonably be expected to have a material adverse effect on our business or results of operations.

In August 2003 the Company resolved an ongoing informal patent dispute with Murex Licensing Corporation. In 2001 and 2002 the Company received correspondence from Murex Licensing Corporation asserting that certain technologies employed by the Company infringe on patents owned by Murex and that the Company is required to license this technology from Murex. In August 2003 the Company, without acknowledging infringement, entered into a patent license agreement with Murex, which will allow the Company to use these technologies. In exchange, the Company will pay Murex a quarterly minimum royalty, plus certain fees on a per-transaction basis.


Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

No matters were submitted to a vote of stockholders during the three-month period ended December 31, 2003.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters
-------   --------------------------------------------------------

The following table sets forth the high and low sales prices of our common stock as quoted on the Nasdaq Smallcap Market for the fiscal periods indicated. Our common stock is traded under the symbol "INOW" on the Nasdaq Smallcap Market. As of March 16, 2004, there were 242 holders of record of our common stock.

                                                        High         Low
                                                        ----         ---

    Year Ended December 31, 2003
    ----------------------------
    First Quarter...................................  $  1.53      $ 1.01
    Second Quarter..................................     1.40        0.86
    Third Quarter...................................     2.49        1.16
    Fourth Quarter..................................     3.44        1.28

    Year Ended December 31, 2002
    ----------------------------
    First Quarter..................................   $  4.39      $ 1.97
    Second Quarter..................................     2.95        0.75
    Third Quarter...................................     1.25        0.32
    Fourth Quarter..................................     2.00        0.53

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

Item 6.    Management's Discussion and Analysis or Plan of Operation
-------    ---------------------------------------------------------

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

General Information and Overview

InfoNow provides Channel Visibility and Channel Management solutions, in the form of software and services, to companies that sell their products through complex networks of distributors, dealers, resellers, retailers, agents or branches (e.g., "channel partners"). Companies use our software and services to collaborate with their channel partners to create demand, increase revenues, lower operating costs and maximize the return on investment of their channel strategies. Our clients are generally companies with extensive channel partner networks, and include companies such as Apple, Avaya, Bank of America, Hewlett-Packard, Lexmark, Maytag, The Hartford, Visa, Vision Service Plan (VSP) and Wachovia Corporation.

As of December 31, 2003, we had 41 managed services clients versus the 46 we reported as of December 31, 2002. We have and may continue to experience decreases in our client count for various reasons, including client consolidation. As a result of the reduction in the number of clients, as well as reductions in managed service fees due to client contract renegotiations, our contracted managed service fees, which includes fees that are currently in a month-to-month contract status, decreased from $838,000 per month as of December 31, 2002, to $809,000 per month as of December 31, 2003.

We experienced extended sales cycles and significantly lower sales in 2003 compared to 2002. We believe this was caused primarily by the following factors:
i) there has been a general decline in IT spending in recent years and our past efforts to sell enterprise-level solutions, which typically require a significant financial commitment on the part of the customer, were inconsistent with this trend; ii) we have shifted most of our sales efforts to our newly introduced Channel Visibility solution, for which the market is at an early stage of development; and iii) we are susceptible to competitive threats such as clients or prospective clients outsourcing certain IT functions to other countries in an effort to reduce costs, as well as companies attempting to implement in-house solutions similar to those that we provide. In an effort to accelerate the sales cycle for Channel Insight we developed a modular delivery model for this solution during the third quarter of 2003, wherein a prospective customer can access distinct modules related to specific business needs at lower introductory price points, and add other applications incrementally. Our Channel Insight solution consists of a platform and five separate modules, as discussed under Item 1 of Part I of this Annual Report on Form 10-KSB. As a result of implementing this tiered delivery model and other ongoing sales efforts we signed a number of new Channel Insight agreements in the fourth quarter of 2003 and first quarter of 2004.

Personnel-related costs(11) comprised approximately 77% and 72% of our total costs in 2003 and 2002, respectively. Because salaries and related costs are such a significant portion of our overall costs, variation in the need for technical personnel based on the demand for our solutions, as well as fluctuations in the cost of attracting and retaining qualified technical personnel, can significantly impact our operating results.

During the third quarter of 2003, we took steps to reduce our costs, which resulted in a 14-person reduction in regular full-time personnel and a significant reduction in the use of temporary resources related to client support. The reduction in full-time personnel consisted of an 11-person reduction in staff related to software implementation, system operations and client support, a 2-person reduction in our marketing staff and a 1-person reduction in product development personnel. We experienced $90,000 in severance expense as a result of these cost savings measures. We also implemented a temporary, company-wide reduction in employee salaries, which we partially restored in October 2003 and fully restored in December 2003. To offset the reduction in salaries, employees were awarded a total of 264,397 stock options.

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


--------------
(11) Personnel-related costs: Includes salaries, vacation, fringe benefits, payroll taxes and personnel support costs such as office supplies for employees.

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

We offer our solutions to clients in two forms. The first (and historical) method utilizes an application service provider, or ASP, model. Under this business model we sell the right to use our software for the term of a specific agreement, and we implement and host that solution to meet specific client requirements. Accordingly, we charge the client an implementation fee, a managed service fee and, in many cases, variable monthly fees. The implementation fee and related direct costs are deferred and recognized ratably over the longer of the expected customer life or contract term in accordance with SAB 101. Since most of our initial sales contracts range from one to three years in duration, the customer life is typically the longer deferral period and is estimated to be three years. This estimate is based on a number of factors including customer turnover, the rate of change for the technology underlying our solutions and the expectation that our customers will continue to convert from the ASP model to our license-hosted model, under which software, implementation fees and direct costs are not deferred, but are recognized on a percentage of completion basis in accordance with ARB No. 45 and SOP 81-1. We evaluate the estimate of a customer life on an ongoing basis in consideration of these factors and the estimate of three years has remained constant since the adoption of SAB 101. If, based upon our evaluations, the estimate of a customer life were to increase, deferred revenue balances would be recognized over a longer time period. A reduction in the estimate of a customer life would, conversely, result in accelerated recognition of deferred revenues relative to prior years. Since we expect deferred revenues to continue to decline in future periods assuming we sell more licensed solutions, we anticipate that this estimate will decrease in significance going forward. Revenue from managed service fees and variable monthly fees is recognized as services are performed.

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

Sales of our solutions under the license-hosted model typically include a software license fee, an implementation fee, a software maintenance fee, a managed service fee and, in many cases, variable monthly fees. We establish vendor specific objective evidence, or "VSOE," of fair value for the software maintenance fee and managed service fee elements of a contract based on the following two considerations: 1) they are sold independently of the other elements in a contract, and independently of each other; and 2) these services generally are, and have historically been, renewed in subsequent years (independent of the other elements) at the same fees, or the current market value of those fees, charged when all elements are sold together. Therefore, the VSOE of fair value for each of such services can be properly determined by reference to the applicable customers' contractual fee rates relating to those services. We are not, however, currently able to establish VSOE of fair value for the software license and implementation fee elements of our contracts. Therefore, we use the residual value method to recognize revenue in accordance with SOP 97-2. Using this method, revenue from the managed service and software maintenance elements of a contract is recognized ratably over the term of the managed service arrangement and the software maintenance arrangement, respectively. Since we are currently unable to establish VSOE of fair value for the software license fee and implementation fee components of a contract and our installation services are essential to the functionality of the software, we apply contract accounting to both the software and implementation elements of the arrangement in accordance with ARB No. 45 and SOP 81-1. Accordingly, license and implementation revenues are recognized on a percentage of completion basis. In the future, if we are able to establish VSOE of fair value for the software and implementation elements of our solutions, license fees will generally be recognized at the time of contract signing instead of on a percentage of completion basis. As changes occur in our estimate of completion percentage, revenue recognition is adjusted accordingly. Our estimate of completion percentage is based on the ratio of the actual effort spent on a project as of the financial statement date to the estimate of total effort to complete the implementation. Fluctuations in the estimate of total effort to complete an implementation can significantly impact revenue recognition on a project in a given period. Revenue from variable monthly fees is recognized as services are performed.

We have historically sold our solutions primarily through direct sales efforts and reseller channels. When we sell solutions through a reseller channel we recognize revenue consistent with the methods described above.

Results of Operations

The following table summarizes the Company's results of operations for the calendar years indicated (amounts in thousands):

                                             2003                2002                Change                % Change
                                           --------            --------            --------                -------
 REVENUES:
Software license fees                       $     94            $    252            $   (158)                 (63%)
Implementation fees                            2,532               3,388                (856)                 (25%)
Monthly service fees & software
   maintenance fees                            9,671               8,983                 688                    8%
Other fees                                       112                 156                 (44)                 (28%)
                                            --------            --------            --------
       Total revenues                         12,409              12,779                (370)                  (3%)
                                            --------            --------            --------

COST OF REVENUES                               5,591               6,012                (421)                  (7%)
                                            --------            --------            --------

GROSS MARGIN                                   6,818               6,767                  51                    1%

OPERATING EXPENSES:
Selling and marketing                          2,408               3,127                (719)                 (23%)
Product development                            1,294               1,245                  49                    4%
General and administrative                     2,619               2,393                 226                    9%
                                            --------            --------            --------
       Total operating expenses                6,321               6,765                (444)                  (7%)
                                            --------            --------            --------

INCOME FROM OPERATIONS                           497                   2                 495                  248%

OTHER INCOME (EXPENSE):
Interest income                                   19                  30                 (11)                 (37%)
Other, net                                       (17)                (31)                 14                   45%
                                            --------            --------            --------

                                                   2                  (1)                  3                  300%
                                            --------            --------            --------

NET INCOME                                  $    499            $      1            $    498                  498%
                                            ========            ========            ========


Comparison of the Year Ended December 31, 2003 with the Year Ended December 31, 2002

Revenues: Our revenues consist primarily of implementation fees, software license fees, monthly service fees and software maintenance fees from new and existing customers. Total revenues decreased by $370,000, or 3%, to $12,409,000 for the year ended December 31, 2003, from $12,779,000 for the year ended December 31, 2002.

Monthly Service Fees and Software Maintenance Fees - Monthly service fees and software maintenance fees were $9,671,000 during 2003, an increase of $688,000, or 8%, from $8,983,000 in 2002. This increase is net of $377,000 in lost service fees due to customer terminations. Approximately $732,000 of the increase in managed service fees was generated by additional services that were sold to our largest customer primarily during the last half of 2002. The remaining $333,000 increase in managed service fees is mainly due to a Channel Insight solution that was sold to another existing customer during the fourth quarter of 2002. Monthly service fees and software maintenance fees comprised 78% of total revenue in 2003, compared to 70% in 2002.

Implementation Fees - Revenues generated from implementation fees during the twelve months ended December 31, 2003 decreased by $856,000, or 25%, to $2,532,000 from $3,388,000 during the twelve months ended December 31, 2002. This decrease was caused primarily by a $1,700,000 reduction in implementation fees as a result of lower sales of our solutions. The decrease in implementation fees associated with lower sales was partially offset by a $844,000 increase in the recognition of previously deferred implementation fees from $141,000 during the twelve months ended December 31, 2002, to $985,000 during the twelve months ended December 31, 2003. This change is mainly due to the recognition of $587,000 of implementation fees for our largest client that were deferred in previous years under the ASP model. During the first quarter of 2003, this client converted the term licenses related to its Referral/Locator and Lead Generation and Management solutions to perpetual licenses, which required the recognition of previously deferred implementation fees. Also contributing to the increase in the recognition of previously deferred implementation fees was the recognition of $135,000 of previously deferred implementation fees for three of our clients who obtained perpetual licenses for their Referral/Locator solutions during the third quarter of 2003, which required the recognition of deferred implementation fees associated with those solutions. In addition, we experienced lower revenue deferrals during 2003 because most of our sales during the year were either new licensed solutions or modifications to existing licensed solutions. Included in our short-term deferred revenue balance at December 31, 2003 is approximately $316,000 in implementation fees from 2003 sales that we expect will be recognized in the first half of 2004 as projects become fully implemented.

Software License Fees - Software license fees were $94,000 in 2003, a decrease of $158,000, or 63%, from the $252,000 of license fees during 2002. The decrease is attributable to a decrease in the number of licensed solutions sold during 2003 compared to 2002. Approximately $75,000 of the license fees earned in 2003 are attributable to a significant sale of our Channel Insight solution in the fourth quarter of 2002 for which implementation was completed in 2003. Approximately $16,000 of the license fees earned in 2003 were generated by the sales of our Channel Insight solution to new clients in December 2003. We expect the remaining $59,000 of software license fees associated with these sales to be recognized in 2004 when the implementations are complete. Software license fees represented approximately 1% of total revenue during 2003, compared to 2% of total revenue during 2002.

Other Fees - Other fees decreased by $44,000, or 28%, to $112,000 during the twelve months ended December 31, 2003, from $156,000 during the twelve months ended December 31, 2002. The decrease in other revenues is primarily attributable to a decrease in the number of contracts with charges for voice recordings, faxes, geocoding and telecommunications charges, as well as a reduction in interactive voice response transaction volume and negotiated rate reductions in our telecommunications charges.

Through December 31, 2003, we have recognized total revenue of $7,880,000 on the $10,133,000 contract we entered into with our largest customer in the second quarter of 2001, consisting of $6,537,000 in managed service fees, $1,072,000 in implementation fees and $271,000 in software license fees. The unrecognized balance of $2,253,000 under this contract consists of managed service fees that we expect to recognize over the period from January 1, 2004 through October 31, 2004 as we perform services. In addition, as a result of expanding the services we provide in conjunction with the solution provided under this contract, we expect to recognize in approximately equal monthly installments an aggregate of an additional $1,453,000 of managed service fees during the period from January 1, 2004 through October 31, 2004 and $696,000 during the period from November 1, 2004 through October 31, 2005 as we perform services through the respective terminations of these agreements. For a further discussion of potential risk associated with this contract see "Liquidity and Capital Resources" and "Related Business Risks and Assumptions."

Cost of Revenues: Our cost of revenues includes technical personnel salaries and related personnel costs, data royalties, software costs, depreciation for server equipment, reimbursable expenses such as telecommunications and contract labor related to specific projects, co-location facility fees and other direct costs related to operating our data centers, as well as the recognition of previously deferred implementation expenses. Cost of revenues decreased to 45% of revenues in 2003 from 47% in 2002. Total cost of revenues decreased $421,000, or 7%, to $5,591,000 during 2003 from $6,012,000 during 2002. This decrease was primarily attributable to a $308,000 decline in our data center costs mainly as a result of negotiated rate reductions in our data royalties, as well as a decline in depreciation expense related to our data center hardware and software. In addition, our reimbursable expenses decreased by $177,000 mainly because of lower telecommunications charges as a result of negotiated rate reductions and lower system usage due to the decline in our customer base. Our personnel and personnel support costs also decreased by $24,000 primarily as a result of the cost savings measures taken during the third quarter of 2003, as well as allocating more software implementation staff to product development efforts during 2003. The decrease in personnel and personnel support costs is net of a $72,000 increase in fringe benefits as a result of a non-recurring expense reversal in 2002 associated with a reduction in our employee benefit accruals. The decrease in personnel costs is also net of a $60,000 change in bonus expense as a result of the reversal of the 2001 bonus accrual in the second quarter of 2002; these bonuses were paid in the form of stock options. We had bonus expense of $3,000 in 2003; therefore, the $57,000 expense reversal that took place in 2002 resulted in a lower expense in that year. The decreases in the cost of revenues associated with data center costs, reimbursable expenses and personnel costs were partially offset by a $49,000 increase in deferred implementation expense. This increase was primarily attributable to the recognition of previously deferred implementation expense for our largest client and three of our other clients who obtained perpetual licenses for certain of their Referral/Locator and Lead Generation and Management solutions during 2003, which required the recognition of the deferred implementation expense associated with those solutions. Bad debt expense also increased by $39,000 mainly because we reversed bad debt expense during 2002 when we collected cash for accounts receivable that had previously been reserved.

Selling and Marketing Expenses: Selling and marketing expenses consist of sales, pre-sales, marketing and business development personnel costs and related expenses, travel and entertainment, sales commissions, and advertising and promotion costs. These costs decreased to 19% of revenues in 2003 from 24% of revenues in 2002. The total amount of selling and marketing expenses decreased by $719,000, or 23%, to $2,408,000 during the twelve months ended December 31, 2003, from $3,127,000 during the twelve months ended December 31, 2002. This change is partially attributable to a $313,000 decrease in public relations and advertising and promotion consulting costs. We also experienced a $310,000 reduction in commission expense partly as a result of the decline in the sales of our solutions and partly because a portion of the commission expense on the $10,133,000 contract that we entered into with our largest client in 2001 was recorded during the first half of 2002. In addition, recruiting fees decreased

$69,000 as we incurred costs during the second half of 2002 related to an effort to enhance the quality of our sales executive team, while we did not experience similar costs during 2003. Personnel and personnel support costs also decreased $37,000 partly as a result of attrition related to our sales and marketing staff and partly due to the cost savings measures taken during the third quarter of 2003. The decrease in personnel and personnel support costs is net of a $62,000 increase in sales staff salaries mainly as a result of hiring our Executive Vice President of Sales, Marketing and Business Development in the fourth quarter of 2003. The decrease in personnel costs is also net of a $40,000 increase in fringe benefits as a result of a non-recurring expense reversal in 2002 associated with a reduction in our employee benefit accruals. We also experienced decreases in travel costs and trade show expenses of $17,000 and $5,000, respectively. The decreases in selling and marketing expenses associated with consulting costs, commissions, recruiting fees, personnel costs, travel expenses and trade show charges was partially offset by a $32,000 change in bonus expense as a result of the reversal of the 2001 bonus accrual in the second quarter of 2002 when certain 2001 bonuses were paid in the form of stock options. We had no bonus expense in 2003; therefore, the $32,000 expense reversal that took place in 2002 resulted in a lower expense in that year.

We have established strategic partnerships with organizations in three major areas: technology partners, solution partners and resellers. We expect that these relationships can assist us in gaining broader market acceptance for our solutions and services, as well as enhance our marketing, sales and distribution capabilities. Accordingly, we expect to develop new strategic partnerships in the future.

Product Development Expenses: Product development expenses consist of time spent on development of our Channel Visibility and Channel Management software that is not specifically associated with a client contract. Product Development expenses are primarily made up of salaries and related costs and subcontracted costs. For the twelve months ended December 31, 2003, product development expenses increased $49,000, or 4%, to $1,294,000 from $1,245,000 for the twelve months ended December 31, 2002. This change was primarily due to a $66,000 change in bonus expense as a result of the reversal of the 2001 bonus accrual in the second quarter of 2002; these 2001 bonuses were paid in the form of stock options. We had no bonus expense in 2003; therefore, the $66,000 expense reversal that took place in 2002 resulted in a lower expense in that year. We also experienced a $33,000 increase in fringe benefits as a result of a non-recurring expense reversal in 2002 associated with a reduction in our employee benefit accruals. Product development salaries also increased $10,000 in 2003 compared to 2002, which was primarily due to allocating more of our existing resources to support product development efforts. The increases in product development costs associated with bonus expense, fringe benefits and salaries were partially offset by a $54,000 reduction in depreciation expense as a significant portion of our product development assets became fully depreciated in 2003. Travel and entertainment costs also decreased approximately $6,000 in 2003. Product development costs were 10% of revenue in 2003 and 2002.

General and Administrative Expenses: General and administrative expenses relate to the personnel costs of our executive management, finance, investor relations, human resources and other corporate functions, general expenses such as legal and accounting fees, insurance and costs related to our facilities. These costs increased to 21% of revenues for the twelve months ended December 31, 2003, from 19% of revenues for the twelve months ended December 31, 2002. The total amount of general and administrative costs over the same periods increased $226,000, or 9%, to $2,619,000 during 2003 from $2,393,000 during 2002. This increase is primarily attributable to a $207,000 change in bonus expense as a result of the reversal of the 2001 bonus accrual in the second quarter of 2002; these 2001 bonuses were paid in the form of stock options. We had no bonus expense in 2003; therefore, the $207,000 expense reversal that took place in 2002 resulted in a lower expense in that year. We also experienced a $128,000 increase in professional fees primarily as a result of recruiting fees incurred in hiring our Executive Vice President of Sales, Marketing and Business Development and a 45% increase in our audit fees over 2002. In addition, personnel and personnel support costs increased $49,000 partly due to salary increases for executive management, finance, investor relations and human resources personnel. Also contributing to the increase in personnel costs was a $12,000 compensation expense charge related to a former director's stock option modification during the second quarter of 2003. Our insurance costs also increased $19,000 as a result of increases in our insurance rates. The increases in general and administrative expenses related to bonus expense, professional fees, personnel costs and insurance costs were partially offset by a $150,000 reduction in our facilities costs mainly because of lower depreciation expense on our office equipment, as well as $38,000 of sales and use tax refunds we received in the third quarter of 2003 related to certain purchases from 1999 through 2002. We also experienced lower investor relations costs of $27,000.

In 2004, we expect that our head count levels, and related costs, in all functional areas will change commensurate with our needs as we execute against our business strategy.

Income Taxes: InfoNow has paid no income taxes since its inception and has not recorded a benefit for income taxes due to valuation allowances provided against net deferred tax assets, which consist primarily of operating loss carryforwards.

Other Income/Expense: We had a net other income of $2,000 during the twelve months ended December 31, 2003, compared to net other expenses of $1,000 for the twelve months ended December 31, 2002. The increase of $3,000 is primarily attributable to lower interest expense as certain of our capital leases have been fully paid.

Net Income: Net income for the twelve months ended December 31, 2003, was $499,000 compared to net income of $1,000 for the twelve months ended December 31, 2002, a $498,000 increase. This increase is primarily attributable to an $868,000, or 7%, reduction in total expenses and other income and expense, which was partially offset by a $370,000, or 3%, decrease in total revenues for the year ended December 31, 2003, compared to the year ended December 31, 2002, as discussed above in this Item 6.

Liquidity and Capital Resources

InfoNow has financed its operations primarily through the placements of private equity securities and, to a lesser extent, through borrowing and equipment leasing arrangements. We have received a total of approximately $13,800,000 from private offerings and have received an additional $3,109,000 from the exercise of stock options and warrants since we began offering our Channel Management solutions in 1995. We also have a bank credit facility with both a $1,000,000 revolving line of credit to support our future operating needs and a $1,000,000 equipment facility to support our future investing needs. The bank credit facility requires that we meet various covenants. We have failed to meet certain of the financial covenants in the past; however, we have obtained waivers for all instances of non-compliance. We are not permitted to draw on the bank credit facility if we are out of compliance with any of the covenants. As of the date of this report we are in compliance with all covenants and we have no outstanding debt under this facility. The interest rate on the revolving line of credit is the prime rate plus 1 percent, and the interest rate on the equipment facility is the U.S. Treasury note yield to maturity for a term equal to 36 months as quoted in the Wall Street Journal plus 587 basis points.

We had cash and cash equivalents of $3,299,000 at December 31, 2003, compared to $2,490,000 at December 31, 2002. The increase of $809,000 is mainly due to $676,000 in cash provided by our operating activities, which was generated primarily by net income and collections of our trade accounts receivable during 2003. We also had $363,000 of cash provided by our financing activities, which consisted of $442,000 in proceeds from stock option exercises, net of $79,000 of principal payments on debt obligations. These increases in cash were partially offset by $230,000 of cash used to purchase property and equipment for our data centers and corporate office.

Net cash generated by operating activities during the year ended December 31, 2003, was $676,000, compared to $509,000 during the year ended December 31, 2002. The increase of $167,000 is generally due to improved cash collections of our accounts receivable, as well as lower overall costs. More specifically, the increase in cash generated by operating activities is attributable, in part, to a $449,000 decrease in billed and unbilled accounts receivable, which is primarily due to an increase in cash collections of accounts receivable as our days sales outstanding decreased from 51 days during 2002 to 45 days during 2003. The $498,000 increase in net income discussed above also contributed to the increase in our cash flow from operating activities. In addition, during 2002 we reversed $362,000 in accrued bonuses when certain 2001 bonuses were paid in the form of stock options. Since we did not accrue or reverse bonuses in 2003, we experienced a $362,000 increase in bonus accrual in 2003 relative to 2002. Also contributing to the increase in cash flow from operations was a $178,000 change in payroll related and other liabilities mainly as a result of lower accrued commission payments in 2003. We also experienced a $92,000 change in other assets and deferred charges. This was mainly due to the recognition of previously deferred implementation expense for our largest client and three of our other clients who obtained perpetual licenses for their Referral/Locator and Lead Generation and Management solutions during 2003, which required the recognition of the deferred implementation expense associated with those solutions. The increases in cash generated by operations related to accounts receivable, net income, accrued bonuses, payroll related and other liabilities, and other assets and deferred charges were partially offset by a $533,000 change in deferred revenue. This change is mainly due to the recognition of implementation fees for our largest client and three of our other clients who obtained perpetual licenses for certain of their Referral/Locator and Lead Generation and Management solutions during 2003, which required the recognition of the deferred implementation fees associated with those solutions. In addition, we experienced lower revenue deferrals during 2003 because most of our sales during the year were either licensed solutions or modifications to existing licensed solutions. Depreciation and amortization was also $422,000 lower during 2003 compared to 2002 since many of our data center and corporate office assets have become fully depreciated without proportionate asset purchases during that time period. In addition, other current assets decreased $293,000 mainly as a result of lower prepaid insurance, software license fees and related software maintenance. Accounts payable also decreased $192,000 mainly due to the reduction in our overall costs, as discussed above. The remaining $28,000 increase in cash flow from operating activities is due to other changes in working capital and non-cash charges. In order to meet our fiscal management needs we may, from time to time, accelerate or defer payments on our trade payables and accrued liabilities, and, in some cases, we may prepay certain of our future operating expenses. In the fourth quarter of 2003 we prepaid future operating expenses totaling approximately $347,000. The most significant of these prepayments was rent for our corporate office, which has been prepaid through August 2004. These prepayments will benefit our operating cash flow in 2004.

Cash used in investing activities decreased to $230,000 for the year ended December 31, 2003, compared to $303,000 for the year ended December 31, 2002. The change of $73,000 is mainly due to a decrease in purchases of computer hardware for our data centers. We have plans to increase our capital expenditures in 2004 primarily to upgrade or replace existing data center hardware and software, as well as to add new equipment to support anticipated growth in our customer base.

Net cash provided by financing activities during 2003 was $363,000, compared to $25,000 during 2002, an increase of $338,000. The increase was caused primarily by a $286,000 increase in cash received from stock option exercises, and a $52,000 decrease in principal payments on debt obligations as certain of our capital leases have been fully paid.

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

The following table summarizes the Company's contractual payments and obligations by period (amounts in thousands):


Contractual Obligations                                      Payment Due by Period
                                                       Less Than      1-3        4 - 5       After 5
                                            Total       1 year       years       years        years
                                            -----       ------       -----       -----        -----

Capital Lease Obligations                $    136      $    78      $    58    $       -     $     -
Operating Leases                            1,481          156          958          367           -
Minimum Royalties                             153           12           24           24          93
Total Contractual Cash Obligation        $  1,770      $   246      $ 1,040    $     391     $    93


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

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others." The adoption of FIN 45 had no impact on the Company's financial statements.

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

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables ("EITF No. 00-21"). The adoption of EITF No. 00-21 did not have an impact on our financial position or results of operations.

For a more complete description of these accounting pronouncements, please refer to Note 1 to the accompanying financial statements.

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

The economic slowdown, particularly in information technology, may adversely impact our business.

Our business has been and may continue to be adversely impacted by the recent economic slowdown, particularly the decline in information technology spending. The adverse impacts from the economic slowdown have included longer sales cycles, lower average selling prices and reduced revenue. While there are indications that the economy is improving, particularly with regard to information technology spending, a prolonged economic slowdown could continue to adversely impact the business.

If we are unable to maintain current strategic partnerships and develop further strategic relationships, we may lose important sales and marketing opportunities.

We have established strategic partnerships with organizations in three major areas: technology partners, solution partners and resellers. We expect that these relationships can assist us in gaining broader market acceptance for our solutions and services, as well as enhance our marketing, sales and distribution capabilities. If we are unable to maintain these relationships or develop new strategic partnerships, we might lose important sales and marketing opportunities, and our business may suffer.

We may not be able to achieve desired growth in our business if we cannot increase our direct and indirect sales channels, which could negatively affect our stock price.

Our products and services require a sophisticated sales effort targeted at several people within our prospective clients' organizations. We believe that our future success is dependent upon establishing and maintaining productive relationships with a variety of distributors, resellers and other joint marketing relationships with third parties. We cannot be sure that we will be successful in establishing these desired relationships or that these third parties will devote adequate resources or have the technical and other sales capabilities to sell our products.

We expect to encounter risks and difficulties frequently encountered by companies in new and rapidly evolving markets.

We operate in markets and provide solutions that have either only recently developed, or are currently developing, and are changing rapidly. Projecting demand and market acceptance for recently introduced software and services is subject to a high level of uncertainty and risk. The market for our solutions may not develop as expected, or competitive offerings may emerge that will significantly change the demand for our solutions. As a result, we may not be able to accurately forecast our financial results or the resources required for our operations. We may be unsuccessful in addressing these risks and, if so, our business and operating results may be materially adversely affected.

We have a history of losses and may incur operating losses in the future.

We incurred net losses from continuing operations of $6,775,000 in 2000 and $1,786,000 in 2001, net income of $1,000 in 2002, and net income of $499,000 in
2003. Although we have plans to continue generating net income from operations, these plans depend on our ability to control our operating costs, retain our current business and obtain new business from new and existing customers. Past losses are a result of expenditures made to develop and market our solutions, as well as to develop an operating infrastructure to deliver our services. Our costs are primarily for salaries and other personnel related costs. If our assumptions about our revenues or our ability to control our head count and other operating costs prove to be incorrect, we may not be able to adjust our operating expenses in order to maintain profitability.

Our future financial results will depend on many factors, including future economic, market and competitive conditions. These factors are difficult or impossible to predict accurately and many of them are beyond our ability to control. We may be unable to generate sustained revenue growth and manage our operating, development and marketing costs in order to sustain profitability.

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

     -    changes in customers' requirements for our solutions; and

     -    changes in our customers' viability.

Our expense levels are driven primarily by head count needs and are based, in part, on our expectations of future revenues. As a result, any delay in generating or recognizing revenues could cause significant variations in our operating results from period to period and could result in increased operating losses.

If we are unable to sell our Channel Visibility and Channel Management solutions, our financial performance will suffer.

Our operating revenues and profits largely depend on the sales and market acceptance of our Channel Visibility and Channel Management solutions. We expect to place heavy reliance on our Channel Insight solution for future business. We anticipate that our traditional software and service offerings, focused on Channel Management solutions, will continue to account for a substantial portion of our revenues for the foreseeable future. We cannot be certain that our solutions will gain the market acceptance that we expect for a variety of reasons, including:

     - performance of our software and services relative to customer expectations;

     -    functionality of our solutions relative to competitive offerings;

     -    the timing of new product or service releases; and

     -    the level of economic benefit delivered by our software and services.

Our business and financial condition would be seriously harmed if we were unable to gain the market acceptance we expect. Our business would also be adversely impacted if our clients delay or cancel purchases of our software or services for any reason.

If we are not able to enhance and develop new capabilities for our software and service offerings on a timely basis, our competitive position and business will likely suffer.

Our current business plan anticipates that significant amounts of future revenue will be derived from services and product enhancements that are either currently under development or have not been sold in large enough quantities to ensure market acceptance. A significant portion of our success will depend on our ability to design, develop, test, market, sell and support new software and services and enhance our current software and services in a timely fashion in response to competitive products and the changing demands of our clients. The Channel Visibility and Channel Management software market is characterized by rapid technological change. New software and services developed by others based on new and existing technologies could render our solutions obsolete. We must develop and introduce software enhancements and new services in a timely and cost-effective manner in response to changing market conditions and client requirements. The development of new systems is a complex, expensive and uncertain process requiring technical innovation and the accurate anticipation of technological and market trends, as well as good management controls over the cost of developing new software and services. In addition, software enhancements or new services may fail to meet the requirements of the marketplace or achieve market acceptance. We may also experience difficulties that could delay or prevent the successful development and introduction of software enhancements or new services. Our financial and technological resources may not be adequate to develop or market new software and services successfully or respond effectively to technological and competitive challenges.

The loss of one or more significant customers could have a material adverse effect on our business.

A substantial amount of our revenue comes from a limited number of customers. As of December 31, 2003, we had managed service contracts with 41 clients. Contracts with our largest customer accounted for approximately 49% of our total revenues in 2003 and approximately 53% of our total revenues in 2002. Our service contracts typically have service terms of one to three years, subject in some cases to earlier termination by our clients upon written notice. Approximately $206,000 of our contracted managed service fees at December 31, 2003 is under contract for more than one year. The balance of $603,000 is either currently in a month-to-month contract status or will expire during 2004. We expect to renew these contracts during 2004; however, there can be no assurances that we will be able to do so, or do so under contract terms that are similar to those in place today. We currently depend, and expect to depend in the foreseeable future, on the retention of the recurring service revenues from these contracts to finance our operations, and any material reduction in our recurring service revenues would have an adverse impact on our business, as well as reduce our ability to fund a portion of the future development of our software and services and to market our solutions to new clients, among other implications. The loss of one or more major clients, or any substantial reduction in our managed service fees from those clients would have a material adverse impact on our business, financial condition and results of operations.

The $10,133,000 contract we entered into with our largest customer in 2001 and certain of the expanded managed services arrangements associated with that contract, which collectively represent $313,000 of our contracted managed service fees, expire on October 31, 2004. One other managed services agreement related to that contract, which represents $58,000 of our contracted managed service fees, expires on October 31, 2005. These agreements represent a substantial portion of our revenues, net income and cash flow. This customer is evaluating alternative solutions to the ones we provide under these agreements. While we are seeking to renew or modify and extend these agreements and enter into new agreements with this client, there can be no assurances that we will be able to do so. If we are unable to renew or extend these arrangements or enter into new arrangements under terms acceptable to us, or replace the revenue attributable to this business through increased sales to other new or existing customers, our financial condition and results of operations would be materially adversely affected.

We depend on the growth and retention of our client base. If we fail to generate repeat or expanded business from our current and future clients, our business will be seriously harmed.

Our success depends on the growth and retention of our client base. We currently depend on a limited number of key, high-profile clients. Our ability to attract new clients will depend on a variety of factors, including the accuracy, reliability and cost-effectiveness of our software and services and our ability to effectively market such solutions. We cannot be certain that our current clients will continue to purchase solutions and enhancements at the levels of previous periods, or that we will be able to conduct a significant amount of business with new clients. In addition, our current clients may attempt to renew, and in some cases have renewed, their contracts at lower rates and shorter contract terms. If we fail to generate repeat and expanded business from our current and future clients, our business, financial condition and results of operations would be seriously harmed.

Our performance will depend on the continued growth and acceptance of the Internet as a medium for doing business.

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

We are one of the first companies to market Internet-based Channel Visibility and Channel Management solutions for channel-focused companies and their channel partners. We believe that the market for these solutions and services is currently fragmented and rapidly evolving. We further believe that this market will become intensely competitive as market acceptance for our solutions continues to develop. Many of our potential competitors are larger and have substantially greater financial, technical, and marketing resources than we do. This could give them a competitive advantage over us. Also, some competitors and potential competitors offer a broader line of software and services than we do, which may affect current and potential clients' purchasing decisions, especially if clients wish to consolidate their solutions with a single or limited number of providers. Increased competition in these markets could force us to reduce prices for our software and services or result in the introduction of new products or services superior to ours. If we are not able to compete successfully, our business and financial results will likely suffer. Our future performance will be dependent upon our ability to remain competitive with respect to the technical capabilities, customer service capabilities and economic value of the solutions we offer.

We may increase our participation in international markets, which would expose us to additional risks associated with international operations.

We market and sell our solutions in the United States and internationally, and many of our clients are multinational corporations. We may expand the sale of our solutions in international markets. To date, we have limited experience in marketing our software and services internationally. Expansion into international markets would subject us to inherent risks, including:

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

The expansion into international markets would require significant management attention and financial resources. There can be no assurance that we could successfully manage the risks involved in expanding our business internationally or that the acceptance of the Internet and the use of our solutions would be similar to our experiences in the United States. If we were unable to expand our business internationally as planned, our business would likely suffer.

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

If we are not able to improve our financial and operational systems on a timely basis, we may not be able to manage our anticipated growth.

Our business plans and strategies assume a rapidly increasing market for Channel Visibility and Channel Management solutions and our continued participation in those markets. This planned growth will require us to make significant improvements in our financial and operational systems and procedures. Our business would likely suffer if we were unable to make the changes to our systems and procedures that are needed to accommodate our anticipated growth on a timely basis.

We use technology and databases licensed from third parties. Our business would likely suffer if this technology and data is not accurate, or is not updated on a timely basis, or if the terms of the licenses were to substantially change or be canceled.

Our primary solutions incorporate technology and databases developed and owned by third parties. We rely on these third parties to provide accurate technology and data, to enhance and update solutions to meet the changing needs of our clients and to respond to competitive and technological changes on a timely basis. If we were to breach our license agreements with these third parties or if any of these license agreements were terminated, we would lose the right to use the licensed software or data. There can be no assurances that we would be able to replace the functionality provided by the third-party software or data currently integrated into our solutions. In addition, if we are not able to obtain adequate support for third-party software and data or it becomes incompatible with our software and systems, we would need to redesign our software and systems or seek comparable replacements. There can be no assurances that we could successfully redesign our software and systems or that we could locate, develop and integrate adequate replacement software or data.

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

We may not be able to adapt to the risks associated with licensing our software to our clients.

Our current business plans contemplate providing software licenses to our clients. We offer our solutions under an ASP model and a software license with managed services, or license-hosted, model. Under the license-hosted model, our customers are given the contractual right to install our software on their own in-house systems instead of requiring that we host the solution. Generally our customers do not elect to bring our software in-house, however, if they were to do so, it could expose us to new risks. Our software may not function in the same way as it does in our hosted environment, or clients may lack the proper skills to operate the software. As a result, the perception of our solutions may suffer in the marketplace. In addition, we may need to obtain additional licenses if we discover that third-party software, or derivative works, have been embedded into our licensed solutions. There can be no assurances that we could obtain such licenses or that such licenses could be obtained on terms and conditions acceptable to us.

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

Delivery of our services depends upon our ability to protect our data centers against damage from fire, floods, earthquakes, power loss, telecommunications failures and similar events. We carry property insurance in the event of equipment damage. Our system safeguards and insurance may not, however, be adequate to compensate for all losses that may occur from business interruptions. We utilize two Internet data centers maintained by Inflow, Inc. to provide services to our customers. The data centers are housed in two separate facilities, one in Denver, Colorado, and the other in Thornton, Colorado. These facilities have safeguard protections such as a fire detection and suppression system, redundant telecommunications access and 24-hour systems maintenance support. We also maintain off-site storage of backups. However, we have in the past and still may experience service outages due to multiple failures of systems or area-wide natural disasters, as both sites are located in the Denver metropolitan area.

Our business relies on our intellectual property. We have a limited ability to protect our intellectual property rights and could incur substantial costs to enforce our intellectual property rights or defend against claims of third parties for infringement on their intellectual property rights.

Our success depends, in part, on our ability to protect our intellectual property rights. We rely on a combination of copyright and trademark law, non-disclosure agreements and contractual provisions in agreements with our clients to establish and maintain proprietary rights in our services and other intellectual property. Additionally, we seek to control access to and distribution of our proprietary software, documentation and other information. These measures afford only limited protection for our intellectual property, as they do not prevent competitors from independently developing equivalent or superior technology or unauthorized parties from attempting to copy aspects of our software or to obtain and use information that we regard as proprietary. We have applied for patent protection for our Channel Insight technology and algorithms, however, there can be no assurance that we will obtain this patent protection. If we do not adequately protect our intellectual property, our business, financial condition and results of operations will be seriously harmed.

Monitoring and restricting unauthorized use of our proprietary information is difficult. In addition, intellectual property protection may not be available in other countries where our services are sold. If we resort to legal proceedings to enforce our proprietary rights, the proceedings would be burdensome and expensive and would involve a high degree of risk. The unauthorized misappropriation of our technology could have a material adverse effect on our business, financial condition, results of operations and market for our common stock.

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

We use highly complex software and data in our solutions. Our testing procedures are designed to detect material errors in our data and systems but may not be adequate to detect all errors that may exist. In the event that an error in our systems harms our clients or other third parties, or fails to meet our clients' expectations, the harm to our reputation may diminish market acceptance for our services. Also, we may be exposed to possible litigation, or our clients may withhold payment. We rely on contractual provisions to limit our liabilities for such claims. However, these provisions may not be adequate to protect us from all possible claims. Currently, we are not aware of any such claims and have had no material claims made against us regarding such matters since our inception. Therefore, we have not established financial reserves for warranty or other similar claims, as we have no history upon which to base these reserves, and we have no product liability or other insurance with which to pay these claims. A product liability or other claim brought against us, even if not successful, would be time-consuming and costly. A product liability or other claim could seriously harm our business, financial condition and results of operations.

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

It may be difficult to trade our shares if we are unable to maintain our listing on the Nasdaq SmallCap Market due to our limited trading volume or if our stock becomes subject to the penny stock rules of the SEC.

Our shares are currently listed on the Nasdaq SmallCap Market. This listing is dependent on us maintaining certain minimum listing standards, including, among others, minimum bid price and stockholders' equity standards. If we incur losses and cannot maintain the standards for continued listing on the Nasdaq SmallCap Market, our common stock could be subject to delisting. Trading in our common stock would then be conducted in the over-the-counter market on the OTC Bulletin Board, and we would become subject to the penny stock rules maintained by the SEC. These rules impose additional sales practice requirements on broker-dealers before our stock could be sold to the customers of the broker-dealers. The additional sales practice requirements could materially adversely affect the willingness or ability of broker-dealers to sell our common stock. As a result, it may be difficult to sell shares or to obtain accurate quotations as to the price of our shares. In addition, it may be more difficult for us to obtain additional equity financing needed for future expansion of our operations due to the liquidity concerns of potential investors. In the past we have failed to comply with certain of the Nasdaq SmallCap Market's listing standards and subsequently regained compliance without being delisted. We are currently in compliance with all listing standards, however, there can be no assurance that we will be able to maintain compliance or that the Nasdaq SmallCap Market will not revise the standards in a way that would make it more difficult for us to comply.

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

Our management and directors exercise significant control over InfoNow and their interests may conflict with your interests and may have the effect of delaying or preventing a change in control.

Our management and directors beneficially own approximately 26% of our outstanding common stock primarily due to stock option grants, as is more fully disclosed in our 2003 Proxy Statement. As a result, and under certain circumstances, these stockholders acting together could exercise substantial influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company, which could negatively affect our stock price.

We are subject to risks associated with potential acquisitions or strategic investments.

From time to time we may have discussions with companies regarding acquiring or investing in their business, products, services or technology. If we make an acquisition or major investment in another company, we could have difficulty assimilating the acquired company's operations and personnel. In addition, we could face difficulties integrating any acquired products, services and technologies into our operations, and could experience the loss of key employees or customers of acquired operations. These difficulties could disrupt our on-going business, distract our management and significantly increase our operating expenses. As a result, our business and financial condition could suffer.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that those sales could occur in the market. These sales also might make it more difficult for us to sell equity securities in the future at a time and a price that we deem appropriate. There are no restricted sales or lockup agreements for shares held by our officers, directors or principal stockholders. As a result, these individuals may, from time to time, sell significant amounts of our shares of common stock, which could adversely affect our stock price.

We do not currently plan to pay dividends to the holders of our common stock.

We do not currently anticipate paying dividends to the holders of our common stock. Accordingly, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a gain on their investment. Investors seeking cash dividends should not purchase our common stock.

If we fail to meet our contracted service level agreements it could result in the loss of key contracts or clients.

We have service level agreements with many of our customers. If we were to fall out of compliance with any service level agreement we could lose key contracts or clients.


Item 7.   Financial Statements.
-------   ---------------------

The financial Statements required by this Item 7 are incorporated in pages F-1 through F-20 of this Annual Report on Form 10-KSB.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.
------    -----------------------------------------------------------

None.


Item 8A.  Controls and Procedures.
-------   -----------------------

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2003, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2003, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    Part III



Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
------   --------------------------------------------------------------

Information with respect to Directors may be found under the caption "Proposal 1 Election of Directors" in the Company's definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission for use at the Annual Meeting of Stockholders to be held May 14, 2004 (the "Proxy Statement"). Information with respect to Executive Officers may be found under the caption "Executive Officers" in the Proxy Statement. Information with respect to compliance with section 16 (a) of the Exchange Act may be found under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Proxy Statement. Such information is incorporated herein by reference to the Proxy Statement.


Item 10.   Executive Compensation.
--------   -----------------------

The information set forth under the captions "Executive Compensation" and "Employment Contracts, Termination of Employment and Change-in-Control Arrangements" on pages 11 and 14, respectively, of the Proxy Statement and "Director Compensation" on page 9 of the Proxy Statement is incorporated herein by reference.

The Company does not have any Long-Term Incentive Plans.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
-------   ------------------------------------------------------------------

The information set forth under the caption "Equity Compensation Plan Information" in the Proxy Statement and the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.


Item 12.  Certain Relationships and Related Transactions.
--------  -----------------------------------------------
The information set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.


Item 13.   Exhibits, List and Reports on Form 8-K.
--------   --------------------------------------

     (a)  Exhibits

     Included as exhibits are the items listed on the Exhibit Index. We will furnish a copy of any of the exhibits listed below upon payment of $5.00 per exhibit to cover the costs to us of furnishing such exhibit.

    3.1      Certificate of Incorporation of the Company, as amended. (A)

    3.1.1 Certificate of Designation, Preferences and Rights of Series B Convertible Participating Preferred Stock of InfoNow
             Corporation. (G)

    3.2      Bylaws of the Company, as amended. (B)

    4.1 Form of Common Stock certificate for the Company's Common Stock, $.001 par value per share. (B)

    4.4      Form of Class C Warrant. (C)

    4.5      Form of Series B Convertible Preferred Stock Certificate. (G)

    10.14 InfoNow 1990 Stock Option Plan, as amended and restated January 23, 1998. (D)

    10.15    InfoNow 1999 Stock Option Plan, as amended. (A)

    10.37* Agreement dated October 23, 1997 between the Company and Michael W. Johnson regarding sale of the Company. (F)

    10.41* Chairman and CEO Employment Agreement Renewal Addendum dated December 19, 2003.

    10.42* Employment Agreement between the Company and Harry Herbst dated February 3, 2004.

    10.43* Employment Agreement between the Company and Mark W. Geene dated August 21, 2003. (E)

    10.44 Credit Facility between the Company and Silicon Valley Bank dated February 15, 2002. (I)

    10.45* Employment Agreement between the Company and Michael W. Johnson dated February 26, 2002. (I)

    10.46 Amendment to Office Lease between Principal Life Insurance Company and InfoNow Corporation dated May 15, 2002. (H)

    10.47* Employment Agreement between the Company and Don Kark dated March 26, 2003. (E)

    10.48* Employment Agreement between the Company and James T. Brandt dated October 28, 2003.

    10.49 Loan Modification Agreement between the Company and Silicon Valley Bank dated February 14, 2003. (J)

     23.1    Consent of Deloitte & Touche LLP.

     31      Rule 13a-14(a)/15d-14(a) certifications.

     32      Section 1350 certifications.

    -------------------------------------------------


     (A) Incorporated by reference to the Company's quarterly report filed on Form 10-QSB filed on August 14, 2003.

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

     (E) Incorporated by reference to the Company's quarterly report filed on Form 10-QSB filed on November 14, 2003.

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

     (J) Incorporated by reference to the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 2002.

     *    Denotes management contract or compensatory plan.

     (b)  Reports on Form 8-K filed during the quarter ended December 31, 2003:

          - On October 23, 2003, the Company furnished a Form 8-K to the SEC under item 9 thereof.

          - On December 4, 2003, the Company furnished a Form 8-K to the SEC under item 9 thereof.


Item 14.  Principal Accountant Fees and Services.
--------  --------------------------------------

Information with respect to Principal Accountant Fees and Services may be found under the caption "Independent Auditor Fees" on page 7 of the Proxy Statement.

                                   SIGNATURES



In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 30, 2004.



                                            INFONOW CORPORATION

                                             By: /s/ Michael W. Johnson
                                                 -------------------------------
                                                     Michael W. Johnson, CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Title                               Date
---------                     -----                               ----

/s/ Michael W. Johnson
---------------------------   Chairman of the Board and           March 30, 2004
Michael W. Johnson            Chief Executive Officer
                              (Principal Executive Officer)

/s/ Harold R. Herbst
---------------------------   Chief Financial Officer and         March 30, 2004
Harold R. Herbst              Executive Vice President
                              (Principal Financial Officer)

/s/ James L. Medina
---------------------------   Vice President, Controller and      March 30, 2004
James L. Medina               Treasurer
                              (Principal Accounting Officer)

/s/ Allan R. Spies
---------------------------   Director                            March 30, 2004
Allan R. Spies

/s/ Duane H. Wentworth
---------------------------   Director                            March 30, 2004
 Duane H. Wentworth

/s/ Jeffrey Peotter
---------------------------   Director                            March 30, 2004
Jeffrey Peotter

                               InfoNow Corporation

                          INDEX TO FINANCIAL STATEMENTS



                                                                         PAGE
                                                                         ----

Independent Auditors' Report                                              F-2

Balance Sheet - December 31, 2003                                         F-3

Statements of Operations - Years Ended December 31, 2003 and 2002         F-4

Statements of Stockholders' Equity - For the Years Ended
December 31, 2003 and 2002                                                F-5

Statements of Cash Flows - Years Ended December 31, 2003 and 2002         F-6

Notes to Financial Statements                                             F-7

                               InfoNow Corporation

                          INDEPENDENT AUDITORS' REPORT




Board of Directors
InfoNow Corporation
Denver, Colorado

We have audited the accompanying balance sheet of InfoNow Corporation as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of InfoNow Corporation as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.





DELOITTE & TOUCHE LLP

Denver, Colorado
March 29, 2004

                               INFONOW CORPORATION

                                  BALANCE SHEET
                    (In Thousands, Except Share Information)

                                                                    DECEMBER 31,
                                                                        2003
                                                                    ------------
                                     ASSETS
                                     ------

CURRENT ASSETS:
    Cash and cash equivalents                                          $  3,299
    Accounts receivable:
          Billed, net of allowance of $3                                  1,506
          Unbilled                                                           14
    Prepaid expenses and other current assets                               612
                                                                       --------
         Total current assets                                             5,431
                                                                       --------

PROPERTY AND EQUIPMENT, net                                                 598

OTHER ASSETS AND DEFERRED CHARGES                                            10
                                                                       --------

TOTAL ASSETS                                                           $  6,039
                                                                       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Capital leases - current portion                                   $     69
    Accounts payable                                                        185
    Payroll related liabilities                                             362
    Other liabilities                                                       141
    Short-term deferred revenues                                          1,177
                                                                       --------
         Total current liabilities                                        1,934

    Capital leases, net of current portion                                   56
    Long-term deferred revenues                                              10
    Deferred rent                                                           209

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value; 1,712,335 shares authorized
         Series A Convertible, 213,483 shares
           authorized, none issued and outstanding                         --
         Series B Convertible Participating Preferred Stock,
           550,000 shares authorized
           none issued and outstanding                                     --
    Common stock, $.001 par value; 15,000,000 shares
         authorized; 9,640,499 issued
         and outstanding                                                     10
    Additional paid-in capital                                           39,602
    Accumulated deficit                                                 (35,782)
                                                                       --------
         Total stockholders' equity                                       3,830
                                                                       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  6,039
                                                                       ========

                     See notes to the financial statements.

                               INFONOW CORPORATION
                            STATEMENTS OF OPERATIONS
                  (In Thousands, Except Per Share Information)

                                                        YEARS ENDED DECEMBER 31,
                                                           2003           2002
                                                         --------      ---------

REVENUES:
     Service and other fees                              $  9,783      $  9,139
     Implementation fees                                    2,532         3,388
     Software license fees                                     94           252
                                                         --------      --------
                Total revenues                             12,409        12,779
                                                         --------      --------

COST OF REVENUES                                            5,591         6,012
                                                         --------      --------

GROSS MARGIN                                                6,818         6,767

OPERATING EXPENSES:
    Selling and marketing                                   2,408         3,127
    Product development                                     1,294         1,245
    General and administrative                              2,619         2,393
                                                         --------      --------
         Total operating expenses                           6,321         6,765
                                                         --------      --------

INCOME FROM OPERATIONS                                        497             2

OTHER INCOME (EXPENSE):
    Interest income                                            19            30
    Interest expense                                          (17)          (31)
                                                         --------      --------

                                                                2            (1)
                                                         --------      --------

NET INCOME                                               $    499      $      1
                                                         ========      ========

NET INCOME PER COMMON SHARE:
    Basic                                                $    .05      $   --
    Fully diluted                                        $    .05      $   --
                                                         ========      ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    Basic                                                   9,357         8,532
    Fully diluted                                           9,900         9,601
                                                         ========      ========

                     See notes to the financial statements.



                                                  INFONOW CORPORATION

                                           STATEMENTS OF STOCKHOLDERS' EQUITY
                                     FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                       (In Thousands, Except Share Information)

                                                                                                  ADDITIONAL
                                                PREFERRED STOCK              COMMON STOCK           PAID-IN      ACCUMULATED
                                             SHARES        AMOUNT        SHARES       AMOUNT        CAPITAL        DEFICIT
                                           ---------      --------     ---------     ---------     --------       ---------

BALANCES, December 31, 2001                  250,000      $   --       8,248,918     $       8     $  38,993      $ (36,282)

Common shares issued upon
     exercise of  options                       --            --         115,244          --             156           --
Conversion of preferred shares into
     common shares                          (250,000)         --         954,197             1            (1)          --
Net income                                      --            --            --            --            --                1
                                           ---------      --------     ---------     ---------     ---------      ---------

BALANCES, December 31, 2002                     --            --       9,318,359             9        39,148        (36,281)

Common shares issued upon
     exercise of options                        --            --         322,140             1           442           --
Non-cash compensation expense-
     common stock options                       --            --            --            --              12           --
Net income                                      --            --            --            --            --              499
                                           ---------      --------     ---------     ---------     ---------      ---------

BALANCES, December 31, 2003                     --            --       9,640,499 $          10     $  39,602      $ (35,782)
                                           =========      ========     =========     =========     =========      =========

                                             See notes to the financial statements.




                                        INFONOW CORPORATION
                                      STATEMENTS OF CASH FLOWS
                                           (in Thousands)

                                                                           YEARS ENDED DECEMBER 31,
                                                                            2003              2002
                                                                          -------            ------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                            $   499            $     1
    Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation and amortization                                        600              1,022
         Bonus accrual                                                       --                 (362)
         Allowance for bad debt                                               (11)               (44)
         Expense recognized in connection with stock option
             modification                                                      12               --
         Changes in operating assets and liabilities:
             Restricted cash                                                 --                   17
             Accounts receivable                                              281               (168)
             Other current assets                                             (16)               277
             Other assets and deferred charges                                 89                 (3)
             Accounts payable                                                 (91)               101
             Payroll related and other liabilities                             54               (124)
             Deferred revenue                                                (741)              (208)
                                                                          -------            -------
         Net cash provided by operating activities                            676                509

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                     (230)              (303)
                                                                          -------            -------
         Net cash used in investing activities                               (230)              (303)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of options and warrants                            442                156
    Principal payments on debt obligations                                    (79)              (131)
                                                                          -------            -------
         Net cash provided by financing activities                            363                 25

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     809                231

CASH AND CASH EQUIVALENTS, beginning of year                                2,490              2,259
                                                                          -------            -------

CASH AND CASH EQUIVALENTS, end of year                                    $ 3,299            $ 2,490
                                                                          =======            =======

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                                $    17            $    36
                                                                          =======            =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Non-cash purchases of property and equipment                          $  --              $     5
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

                                           F-6

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   -----------------------------------------------------------

     Organization and Business Activity - Unless otherwise indicated, all references in this Form 10-QSB to "InfoNow," the "Company," "we," or "our" refer to InfoNow Corporation. The Company was incorporated under the laws of the State of Delaware on October 29, 1990. The Company provides Channel Visibility and Channel Management solutions, in the form of software and services, to companies that sell their products through complex networks of distributors, dealers, resellers, retailers, agents or branches (i.e., "channel partners"). Companies use InfoNow's software and services to collaborate with their channel partners to create demand, increase revenues, lower operating costs, calculate sales commissions, and maximize the return on investment of their channel strategies.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the differences could be material. Significant estimates include the estimate of a customer life, over which deferred revenue and implementation expenses are recognized, the percentage of completion on customer contracts, and the allowance for doubtful accounts.

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

     Capitalization of Computer Software - Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed ("SFAS 86"), specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product, at which time such costs are capitalized, subject to expected recoverability, until the product is available for general release to customers. No capitalization of such costs occurred during the years ended December 31, 2003 or 2002 because the Company has historically be unable to meet the requirements in SFAS 86 for establishing the technological feasibility of its solutions prior to offering them for release to customers. No amortization of such costs was incurred in 2003 or 2002.

     Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, requires costs of internally developed software to be charged to operations as incurred until certain capitalization criteria are met. The Company capitalized $1,000 in costs and amortized $81,000 for the year ended December 31, 2003. The Company capitalized $60,000 in costs and amortized $81,000 for the year ended December 31, 2002.

     Revenue Recognition - The Company offers its software and services to clients in two forms. The first (and historical) method utilizes an application service provider, or ASP, model. Under this business model the

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

     Company sells the right to use its software for the term of a specific agreement, and it implements and hosts that solution to meet specific client requirements. Accordingly, the Company charges the client an implementation fee, a managed service fee and, in many cases, variable monthly fees. The implementation fee and related direct costs are deferred and recognized ratably over the longer of the expected customer life or contract term in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). Managed service fees and variable monthly fees are recognized as services are performed. During 2003, implementation fees of $9,000 were deferred, of which $2,000 was recognized in 2003. During 2002, implementation fees of $934,000 were deferred, of which $120,000 was recognized in 2002.

     The second method of delivering our software and services is via a license-hosted model. Under this model, the Company sells its clients a perpetual license for its software. The client can install the software on their own in-house systems, or, as is most often the case, the Company will host the software and perform related services under a managed services agreement.

     Sales of solutions under the license-hosted model typically include a software license fee, an implementation fee, a software maintenance fee, a managed service fee and, in many cases, variable monthly fees. The Company establishes vendor specific objective evidence, or "VSOE," of fair value for the software maintenance fee and managed service fee elements of a contract based on the following two considerations: 1) they are sold independently of the other elements in a contract, and independently of each other; and 2) these services generally are, and have historically been, renewed in subsequent years (independent of the other elements) at the same fees charged when all elements are sold together. Therefore, the VSOE of fair value for each of such services can be properly determined by reference to the applicable customers' contractual fee rates relating to those services. The Company is not, however, currently able to establish VSOE of fair value for the software license and implementation fee elements of its contracts. Therefore, it uses the residual value method to recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"). Using this method, revenue from the managed service and software maintenance elements of a contract is recognized ratably over the term of the managed service arrangement and the software maintenance arrangement, respectively. Since the Company is currently unable to establish VSOE of fair value for the software license fee and implementation fee components of a contract and the installation services are essential to the functionality of the software, the Company applies contract accounting to both the software license and implementation elements of the arrangement in accordance with Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts ("ARB 45") and Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts ("SOP 81-1"). Accordingly, license and implementation revenues are recognized on a percentage of completion basis. As changes occur in the estimate of completion percentage, revenue recognition is adjusted accordingly. The estimate of completion percentage is based on the ratio of the actual effort spent on a project as of the financial statement date to the estimate of total effort to complete the implementation. Losses are recognized immediately if projected direct costs exceed anticipated revenues. Revenue from variable monthly fees is recognized as services are performed.

     The Company recognized $587,000 in previously deferred revenue during the first quarter of 2003 as a result of the Company's largest client converting the term licenses related to its Referral/Locator and Lead Generation and Management solutions to perpetual licenses. During the third quarter of 2003, the Company recognized $135,000 in previously deferred revenue as a result of three clients converting their Locator solutions from an ASP arrangement to a license-hosted arrangement.

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

     The Company has historically sold its solutions primarily through direct sales efforts, however, when the Company sells solutions through a reseller channel it recognizes revenue consistent with the methods described above.

     Income Taxes - The Company accounts for its income tax assets and liabilities in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets are then reduced by a valuation allowance for amounts which do not satisfy the realization criteria of SFAS No. 109. As a result of the valuation allowance, the Company had no net deferred tax assets at December 31, 2003 or December 31, 2002.

     Stock Compensation Expense - The Company records its stock compensation expense in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 specifies a fair value based method to measure compensation cost of issued stock options and similar instruments issued using a Black-Scholes model or other comparable method. However, the Company has elected an option under SFAS No. 123 that allows a Company to continue to recognize compensation cost for employees and directors in accordance with the guidance in APB No. 25, Accounting for Stock Issued to Employees, and disclose the pro forma results of operations as if SFAS No. 123 had been applied to the financial statements. Transactions in which the Company issues stock options or other equity instruments to acquire goods or services from non-employees are accounted for in accordance with SFAS No. 123. The Company accounts for stock compensation for employees via the intrinsic value method and for non-employees via the fair value method. The intrinsic value method results in no compensation expense for new stock option grants because the market value and strike price of the stock option grant are the same on the grant date. Had compensation cost for the Company's plans been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                     December 31,
                                                          2003                    2002
                                                          ----                    ----
                                                    (In thousands, except per share amounts)
         Net Income (Loss)
            As reported                               $        499            $          1
            Add: Stock-based employee compensation
              expense included in reported net
              income, net of tax effect                         12                       -
            Deduct: Total stock-based employee
              compensation expense determined under
              fair value based method for all
              awards, net of tax effect                     (1,474)                 (2,758)
                                                            -------                 -------
            Pro forma                                 $       (963)           $     (2,757)
                                                           ========                 =======

         Earnings per share:
              Basic and diluted-as reported           $       .05             $          -
              Basic and diluted-pro forma             $      (.10)            $      (.32)

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

     The fair value of each grant was determined using the Black-Scholes option pricing model with the following assumptions used for grants for 2003 and 2002: (1) risk-free interest rates of approximately 3.02% in 2003 and 2.78% in 2002; (2) no expected dividend yield; (3) expected lives of 5 years; and
     (4) assumed volatility of approximately 62% in 2003 and 134% in 2002.

     During the twelve months ended December 31, 2003 and 2002, the Company received $442,000 and $156,000, respectively, from the exercise of 322,140 and 115,244 options, respectively, by employees and former employees pursuant to the terms of the original options.

     Net Income (Loss) Per Common Share - Earnings and loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share ("EPS"). Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options, warrants outstanding and their equivalents are included in diluted earnings per share computations through the "treasury stock method" unless they are antidilutive. Convertible securities are included in diluted earnings per share computations through the "if converted" method unless they are antidilutive. Basic and diluted EPS are the same in periods when the Company experiences net losses. However, because the Company had net income for 2003 and 2002, an additional 543,000 and 1,069,000 potentially dilutive in-the-money shares, respectively, were included for purposes of the fully diluted EPS calculation.

     401(k) Plan - In 1996, the Company adopted a defined contribution plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible for participation in the 401(k) Plan and may contribute a portion of their compensation up to certain limits. The Company does not match employee contributions to the 401(k) Plan. Accordingly, no contributions were made by the Company to the 401(k) Plan for the years ending December 31, 2003 and 2002.

     Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents and accounts receivable. The Company attempts to limit its credit risk associated with cash equivalents by placing the Company's financial instruments with a major institution. A portion of the Company's cash and cash equivalents balance at December 31, 2003 was in excess of federally insured limits. The Company's customers are primarily large multi-national entities located throughout the U.S. The Company grants credit, generally without collateral, to these customers under specific contractual terms. The Company has not experienced any material losses related to its accounts receivable to date.

     During the year ended December 31, 2003, the Company earned $6,117,000, or 49%, of its revenue from one global organization. No other organization accounted for more than 10% of the Company's revenue during the year ended December 31, 2003. As of December 31, 2003, that same organization accounted for approximately 35%, or $525,000, of the Company's net accounts receivable balance. The loss of this client, reduction in revenues from this client, or its inability or failure to pay would have a material adverse impact on the Company's financial condition and results of operations. Three other clients accounted for more than 10% of the Company's net accounts receivable balance at December 31, 2003, one of which accounted for 23%, or $342,000, of the balance, another of which made up 14%, or $213,000, of the balance, and another of which comprised 13%, or

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

     $190,000, of the balance. No other customers accounted for more than 10% of the Company's accounts receivable balance at December 31, 2003.

     During the year ended December 31, 2002, the Company earned $6,714,000, or 53%, of its revenue from one global organization. No other organization accounted for more than 10% of the Company's revenue during the year ended December 31, 2002.

     The $10,133,000 contract the Company entered into with its largest customer in 2001 and certain of the expanded managed services arrangements associated with that contract, which collectively represent $313,000 of the Company's contracted managed service fees, expire on October 31, 2004. One other managed services agreement related to that contract, which represents $58,000 of the Company's contracted managed service fees, expires on October 31, 2005. These agreements represent a substantial portion of the Company's revenues, net income and cash flow. This customer is evaluating alternative solutions to the ones the Company provides under these agreements. While the Company is seeking to renew or modify and extend these agreements and enter into new agreements with this client, there can be no assurances that it will be able to do so. If the Company is unable to renew or extend these arrangements or enter into new arrangements under terms acceptable to it, or replace the revenue attributable to this business through increased sales to other new or existing customers, the Company's financial condition and results of operations would be materially adversely affected.

     Segment Information - The Company operates in a single reportable segment and all revenues from customers are primarily from the sale of the Company's Channel Visibility and Channel Management software and services. The Company sells its solutions and services domestically to clients that, in some cases, have an international presence. All solutions and services are delivered from the Company's Denver, Colorado, office and two data centers located in Denver and Thornton, Colorado.

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

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others." FIN 45 expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires companies to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability is to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 had no impact on the Company's financial statements.

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


2.   PROPERTY AND EQUIPMENT:
     ----------------------

     Property and equipment consist of the following (in thousands):
     ---------------------------------------------------------------

                                                             December 31,
                                                                 2003
                                                                 ----
        Computer equipment                                  $      3,930
        Furniture and fixtures                                       394
        Leasehold Improvements                                       232
        Computer software                                          1,008
                                                            ------------
                                                                   5,564
        Less accumulated depreciation and amortization            (4,966)
                                                            -------------

        Property and equipment, net                         $        598
                                                            ============

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

3.   CAPITAL LEASES:
     --------------
     Capital leases consist of the following (in thousands):
     -------------------------------------------------------

                                                               December 31,
                                                                   2003
                                                                   ----
         Capital lease obligation bearing interest
         at 9.48% due in monthly installments of
         $6,489, maturing in October 2005,
         collateralized by equipment.                          $       125

         Less current portion                                          (69)
                                                               -----------

         Long-term portion                                     $        56
                                                               ===========


     The capital lease is collateralized by the leased assets and is due in minimum monthly payments of $6,489. Interest expense related to capital leases for the years ended December 31, 2003 and 2002, was approximately $17,400 and $30,500, respectively.

     At December 31, 2003, future payments under the capital lease obligations are as follows (in thousands):
     -------------------------------------------------------------------------

           Year Ended December 31,

           2004                                                $     78
           2005                                                      58
                                                               --------
                                                                    136
           Less amount related to interest                          (11)
                                                               ---------
                                                                    125
           Less current portion                                     (69)
                                                               ---------
           Long term portion                                   $     56
                                                               ========


     Included in the cost of property and equipment are assets obtained through capital leases. The following is a summary of assets under capital lease as of December 31, 2003 (in thousands):



           Furniture and Fixtures                              $       209
           Computer Equipment                                          555
           Less accumulated depreciation                              (696)
                                                               ------------

           Total                                               $        68
                                                               ===========

     Depreciation and amortization expense related to property and equipment under capital lease was $112,019 and $176,091 for the years ended December 31, 2003 and 2002, respectively.

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

4. LINE OF CREDIT:
   --------------

     The Company has a bank credit facility with both a $1,000,000 revolving line of credit to support future operating needs of the Company and a $1,000,000 equipment facility to support future investing needs of the organization. The bank credit facility requires that the Company meet various covenants. The Company has failed to meet certain of the financial covenants in the past; however, the Company has obtained waivers for all instances of non-compliance. The Company is not permitted to draw on the bank credit facility if it is out of compliance with any of the covenants. As of the date of this report, the Company is in compliance with all covenants and there is no outstanding debt under the bank credit facility. The interest rate on the revolving line of credit is the prime rate plus 1 percent, and the interest rate on the equipment facility is the U.S. Treasury note yield to maturity for a term equal to 36 months as quoted in the Wall Street Journal plus 587 basis points.

5.   STOCKHOLDERS' EQUITY:
     --------------------

     Preferred Stock - Shares of preferred stock may be issued from time to time in one or more series, with the rights and powers of each series set by the Board of Directors. The Company has a total of 1,712,335 authorized shares of preferred stock.

     Series A Convertible Preferred Stock. - The Board has designated 213,483 shares of the Company's total authorized shares of preferred stock as Series A Convertible Preferred Stock. No shares of Series A Convertible Preferred Stock are outstanding. Pursuant to the terms of the Company's Series A Convertible Preferred Stock designation, if and when issued the Series A Convertible Preferred Stock would be convertible to common stock at the rate of four shares of common stock for one share of preferred stock, would have a liquidation preference of $1.593 per share, and would have voting rights equal to the voting rights of the Common Stock on an as-converted basis. The Company has no present intention to issue shares of its Series A Convertible Preferred Stock.

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

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

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

     As a result of the conversion and pursuant to the Certificate of Designation, Preferences and Rights of Series B Preferred Stock of the Company, the authorized shares of the Company's preferred stock was immediately and automatically reduced by 250,000 shares at the effective time of the conversion. Therefore, effective October 25, 2002, the total authorized shares of preferred stock of the Company was reduced from 1,962,335 shares to 1,712,335 shares, and the total number of shares of preferred stock designated as Series B Preferred Stock was reduced from 800,000 shares to 550,000 shares, in each instance without any further action required by the Board of Directors, the Company or its stockholders.

     Stock Option Plans - The Company has two Stock Option Plans to provide directors, officers and other key employees options to purchase shares of the Company's common stock, the 1990 Stock Option Plan (the "1990 Plan") and the 1999 Stock Option Plan (the "1999 Plan"). There are 2,200,000 and 6,000,000 shares reserved for issuance under the 1990 Plan and 1999 Plan, respectively. As of December 31, 2003, 1,573,017 shares were available for grant under the 1999 Plan and there were no shares available for grant under the 1990 Plan. Under the terms of the plans, the Board of Directors may grant officers and key employees either "non-qualified" or "incentive stock options" as defined by the Internal Revenue Service code and regulations and may grant non-qualified options to non-employee directors. Under the terms of the plans, the purchase price of the shares subject to an option will be the fair market value of the Company's common stock on the date the option is granted. If the grantee owns more than 10% of the total combined voting power or value of all classes of stock on the date of grant, the purchase price shall be at least 110% of the fair market value at the date of grant and the exercise term shall be up to five years from the date of grant. All other options granted under the 1990 Plan and 1999 Plan are exercisable up to 10 years from the date of the grant. Options issued under the plans generally vest over a three-year period.

     A summary of the status of the Company's stock option plans as of December 31, 2003 and 2002 and changes during the years ended on those dates is presented below:

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                                                    Weighted
                                                   Shares Under      Average
                                                      Option      Exercise Price
                                                      ------      --------------

       Balance, December 31, 2001                   3,748,645          $ 3.15

               Granted                              1,074,000          $ 1.27
               Exercised                             (104,746)           1.49
               Canceled                              (424,856)           2.56
                                                   -----------
       Balance, December 31, 2002                   4,293,043          $ 2.78

               Granted                              1,854,909          $ 1.80
               Exercised                             (322,140)           1.37
               Canceled                              (326,803)           4.05
                                                   -----------
       Balance, December 31, 2003                   5,499,009          $ 2.46
                                                   ==========


     Shares exercisable in the plans were 3,920,596 and 3,295,411 for the years ended 2003 and 2002, respectively. The weighted-average fair value of each option granted in 2003 and 2002 was $0.94 and $1.11 per share, respectively.

     The following table summarizes information about fixed stock options outstanding at December 31, 2003:

                                         Options Outstanding                         Options Exercisable
                                         -------------------                         -------------------
                                                  Weighted
                                                   Average        Weighted                       Weighted
         Range of                                 Remaining        Average                        Average
         Exercise                Number          Contractual      Exercise        Number         Exercise
          Prices              Outstanding           Life           Price        Exercisable       Price
     ------------------     ---------------     ------------    ------------    -----------      ---------

     $0.55 to $.97                  338,470            7.6             $0.79        210,220         $0.80
     $1.00 to $1.98               3,045,263            5.7              1.39      2,318,335          1.40
     $2.14 to $2.86                 803,720            6.0              2.25        417,985          2.30
     $3.00 to $3.97                 464,056            7.6              3.23        126,556          3.84
     $4.10 to $8.94                 781,500            0.9              6.17        781,500          6.17
     $11.44 to $16.19                66,000            1.1             13.14         66,000         13.14
                            ---------------                                     -----------

     $0.55 to $16.19              5,499,009            5.3             $2.46      3,920,596         $1.92
                            ===============                                     ===========

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

     Stock Warrants - A summary of the status of the Company's warrants as of December 31, 2003 and 2002 and changes during the years ended on those dates is presented below:


                                                                Weighted
                                              Shares Under       Average
                                                Warrant       Exercise Price
                                                -------       --------------
         Balance, December 31, 2001             221,387          $ 2.71

                 Granted                              -            -
                 Exercised                      (10,498)           1.36
                 Canceled                       (84,502)           2.82
                                               ---------
         Balance, December 31, 2002             126,387          $ 2.75

                 Granted                              -            -
                 Exercised                            -            -
                 Canceled                             -            -
                                               --------
         Balance, December 31, 2003             126,387          $ 2.75
                                               ========


     There were 126,387 warrants exercisable as of December 31, 2003 and 2002.

     The following table summarizes information about warrants outstanding and exercisable at December 31, 2003:

                                                 Weighted
                                                  Average         Weighted
                                                 Remaining         Average
            Exercise            Number          Contractual       Exercise
             Prices          Outstanding           Life             Price
             ------          -----------           ----             -----

       $        1.36              5,000                2.0      $     1.36
                2.00            100,000                2.0            2.00
                3.68              8,500                1.8            3.68
                4.25              2,361                1.6            4.25
                9.50             10,526                1.2            9.50
                           ------------

       $ 1.36 to 9.50           126,387                1.9      $     2.75
                           ============

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


6.  INCOME TAXES:
    ------------

     The significant components of the net deferred tax asset at December 31, 2003 consist of the following (in thousands):

     Deferred Tax Assets
        Net operating loss carryforwards            $     4,808
        Deferred Set Up & Implementation                    (48)
        Other Accruals                                      389
                                                    -----------
               Total deferred tax assets                  5,149
     Deferred Tax Liabilities                                 -
                                                    -----------
     Net Deferred Tax Assets                               5,149
     Valuation allowance                                  (5,149)
                                                    ------------
     Net Asset                                      $         -
                                                    ===========

     Income tax expenses differed from the amounts computed by applying the U.S. Federal and State income tax rates to loss before income taxes as a result of the following:

                                                     2003           2002
                                                     ----           ----

     Federal Tax "expected" benefit                      169              1
     State Tax "expected" benefit                         15              -
     Permanent Items                                      12             (1)
     Stock Option Benefit                                (19)           (98)
     Other                                                 -             11
     Valuation Allowance                                (177)            87
                                                   ---------     ----------
     Income Tax Benefit                                    -              -
                                                   =========     ==========

     The benefits of the Company's net operating loss carryforwards as of December 31, 2003 and 2002, do not satisfy the realization criteria set forth in SFAS No. 109 and accordingly, the Company has recorded a valuation allowance for the entire net deferred tax asset. The valuation allowance decreased by $177,042 in 2003 and increased by $86,646 in 2002, due to changes in the net operating loss carryforward.

     Because the Company experienced a significant change in control and substantially changed its business on May 22, 1995, the Company believes that, under current tax regulations, the utilization of tax loss carryforwards will be limited to loss carryforwards generated after May 23, 1995, which amounted to approximately $12,971,823 as of December 31, 2003.

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

7.   COMMITMENTS AND CONTINGENCIES:
     -----------------------------
     Operating Lease Commitments - The Company has non-cancelable leases for its facilities and certain office equipment. Following is a summary of future lease commitments at December 31, 2003 (in thousands):

           Year Ended December 31,
           -----------------------

           2004                                               $         156
           2005                                                         469
           2006                                                         489
           2007                                                         367
                                                              -------------

                                                              $       1,481
                                                              =============

     Rent expense related to operating leases was approximately $400,000 and $402,000 for the years ended December 31, 2003 and 2002, respectively.

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

     The Company has contracts with certain of its customers that contain indemnification clauses, which could require the Company to make payments to the customer if it is determined that the solution provided under the contract infringes any proprietary right of a third party, and such infringement cannot be resolved by the Company. There is no liability reflected in the accompanying balance sheet for these contingencies.

     From time to time the Company may be involved in litigation that arises in the normal course of business operations. As of the date of this report, the Company is not a party to any litigation that it believes could reasonably be expected to have a material adverse effect on the business or results of operations.

     In August 2003 the Company resolved an ongoing informal patent dispute with Murex Licensing Corporation. In 2001 and 2002 the Company received correspondence from Murex Licensing Corporation asserting that certain technologies employed by the Company infringe on patents owned by Murex and that the Company is required to license this technology from Murex. In August 2003 the Company, without acknowledging infringement, entered into a patent license agreement with Murex, which will allow the Company to use these technologies. In exchange, the Company will pay Murex a quarterly minimum royalty, plus certain fees on a per-transaction basis.



                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

8.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
     --------------------------------------------
                                                         (In Thousands, Except Per Share Information)
                                                                      2003 Quarter Ended
                                                  March 31           June 30       September 30         December 31
                                                  --------           -------       ------------         -----------
Revenues:
   Service and other fees                          $ 2,369           $ 2,528           $ 2,440           $ 2,446
   Implementation fees (1)                           1,191               394               399               548
   Software license fees                                75                 3              --                  16
                                                   -------           -------           -------           -------
       Total revenues (1)                            3,635             2,925             2,839             3,010

Gross Margin (1)                                     2,050             1,456             1,520             1,792

Net Income (Loss) (1)                              $   284           $  (248)          $    78           $   385
                                                   =======           =======           =======           =======

Basic earnings (loss) per common share (1)         $  0.03             (0.03)          $  0.01           $  0.04
                                                   =======           =======           =======           =======

Fully diluted earnings (loss) per
  common share (1)                                 $  0.03           $ (0.03)          $  0.01           $  0.04
                                                   =======           =======           =======           =======


                                                                       2002 Quarter Ended
                                                  March 31           June 30        September 30     December 31
                                                  --------           -------        ------------     -----------
Revenues:
   Service and other fees                          $ 2,219           $ 2,243           $ 2,241           $ 2,436
   Implementation fees                                 881               547               792             1,168
   Software license fees                                24                24                74               130
                                                   -------           -------           -------           -------
       Total revenues                                3,124             2,814             3,107             3,734

Gross Margin                                         1,535             1,399             1,570             2,263

Net Income (Loss)                                  $  (371)          $  (211)          $   (97)          $   680
                                                   =======           =======           =======           =======

Basic earnings (loss) per common share             $ (0.04)          $ (0.03)          $ (0.01)          $  0.08
                                                   =======           =======           =======           =======

Fully diluted earnings (loss) per
  common share                                     $ (0.04)          $ (0.03)          $ (0.01)          $  0.07
                                                   =======           =======           =======           =======

(1) Includes the impact of recognizing $587,000 in previously deferred implementation fees in the first quarter of 2003 when our largest client converted the term licenses related to its Referral/Locator and Lead Generation and Management solutions to perpetual licenses. Basic and fully diluted earnings per common share were increased in the first quarter of 2003 by $0.06 as a result of this revenue recognition.
                                      F-20

                                  EXHIBIT INDEX

 Exhibit
  Number     Description
  ------     -----------



    3.1      Certificate of Incorporation of the Company, as amended. (A)

    3.1.1 Certificate of Designation, Preferences and Rights of Series B Convertible Participating Preferred Stock of InfoNow
             Corporation. (G)

    3.2      Bylaws of the Company, as amended. (B)

    4.1 Form of Common Stock certificate for the Company's Common Stock, $.001 par value per share. (B)

    4.4      Form of Class C Warrant. (C)

    4.5      Form of Series B Convertible Preferred Stock Certificate. (G)

    10.14 InfoNow 1990 Stock Option Plan, as amended and restated January 23, 1998. (D)

    10.15    InfoNow 1999 Stock Option Plan, as amended. (A)

    10.37* Agreement dated October 23, 1997 between the Company and Michael W. Johnson regarding sale of the Company. (F)

    10.41* Chairman and CEO Employment Agreement Renewal Addendum dated December 19, 2003.

    10.42* Employment Agreement between the Company and Harry Herbst dated February 3, 2004.

    10.43* Employment Agreement between the Company and Mark W. Geene dated August 21, 2003. (E)

    10.44 Credit Facility between the Company and Silicon Valley Bank dated February 15, 2002. (I)

    10.45* Employment Agreement between the Company and Michael W. Johnson dated February 26, 2002. (I)

    10.46 Amendment to Office Lease between Principal Life Insurance Company and InfoNow Corporation dated May 15, 2002. (H)

    10.47* Employment Agreement between the Company and Don Kark dated March 26, 2003. (E)

    10.48* Employment Agreement between the Company and James T. Brandt dated October 28, 2003.

    10.49 Loan Modification Agreement between the Company and Silicon Valley Bank dated February 14, 2003. (J)

    23.1     Consent of Deloitte & Touche LLP.

    31       Rule 13a-14(a)/15d-14(a) certifications.

    32       Section 1350 certifications.

-------------------------------------------------


     (A) Incorporated by reference to the Company's quarterly report filed on Form 10-QSB filed on August 14, 2003.

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

     (E) Incorporated by reference to the Company's quarterly report filed on Form 10-QSB filed on November 14, 2003.

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

     (J) Incorporated by reference to the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 2002.

     *    Denotes management contract or compensatory plan.