Form 10QSB
period 2004-03-31
INFONOW CORP /
filed 2004-05-14
CIK 879684

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

                                 Yes X   No ___

As of May 10, 2004, there were 9,893,225 shares of the Issuer's common stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes ___  No X

                               INFONOW CORPORATION

                                      INDEX
                                      -----

                                                                        Page No.
                                                                        --------
                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Unaudited Balance Sheet - March 31, 2004..............................3

         Unaudited Statements of Operations - For the Three Months
           Ended March 31, 2004 and March 31, 2003.............................4

         Unaudited Statements of Cash Flows - For the Three Months
           Ended March 31, 2004 and March 31, 2003.............................5

         Notes to Unaudited Financial Statements...............................6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............12

ITEM 3.  CONTROLS AND PROCEDURES..............................................24


                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION....................................................25

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................25

         SIGNATURES...........................................................26


                                  PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                                       INFONOW CORPORATION
                                          BALANCE SHEET
                            (In Thousands, Except Share Information)
                                           (Unaudited)

                                                                                        MARCH 31,
                                                                                          2004
                                                                                        --------
                                     ASSETS
                                     ------
CURRENT ASSETS:
    Cash and cash equivalents                                                           $  3,854
    Accounts receivable:
          Billed, net of allowance of $3                                                   1,511
          Unbilled                                                                            63
    Prepaid expenses and other current assets                                                665
                                                                                        --------
         Total current assets                                                              6,093
                                                                                        --------

PROPERTY AND EQUIPMENT, net                                                                  565

OTHER ASSETS AND DEFERRED CHARGES                                                             24
                                                                                        --------

TOTAL ASSETS                                                                            $  6,682
                                                                                        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
    Capital leases - current portion                                                    $     71
    Accounts payable                                                                         246
    Payroll related liabilities                                                              448
    Other liabilities                                                                        105
    Short-term deferred revenues                                                           1,278
                                                                                        --------
         Total current liabilities                                                         2,148

    Capital leases, net of current portion                                                    38
    Long-term deferred revenues                                                                7
    Deferred rent                                                                            195

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value; 1,712,335 shares authorized
       Series A Convertible, 213,483 shares authorized, none issued and outstanding         --
       Series B Convertible Participating Preferred Stock, 550,000 shares authorized,
         none issued and outstanding                                                        --
    Common stock, $.001 par value; 15,000,000 shares authorized; 9,883,785 issued
         and outstanding                                                                      10
    Additional paid-in capital                                                            39,952
    Accumulated deficit                                                                  (35,668)
                                                                                        --------
         Total stockholders' equity                                                        4,294
                                                                                        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $  6,682
                                                                                        ========


                        See notes to the unaudited financial statements.


                               INFONOW CORPORATION
                            STATEMENTS OF OPERATIONS
                  (In Thousands, Except Per Share Information)
                                   (Unaudited)



                                                      THREE MONTHS ENDED MARCH 31,
                                                           2004          2003
                                                         --------      --------
REVENUES:
     Service and other fees                              $  2,313      $  2,369
     Implementation fees                                      568         1,191
     Software license fees                                    118            75
                                                         --------      --------
         Total revenues                                     2,999         3,635

COST OF REVENUES                                            1,315         1,585
                                                         --------      --------

GROSS MARGIN                                                1,684         2,050

OPERATING EXPENSES:
    Selling and marketing                                     587           640
    Product development                                       258           359
    General and administrative                                727           768
                                                         --------      --------
         Total operating expenses                           1,572         1,767
                                                         --------      --------

INCOME FROM OPERATIONS                                        112           283

OTHER INCOME (EXPENSE):
    Interest income                                             5             6
    Interest expense                                           (3)           (5)
                                                         --------      --------
         Total other income (expense)                           2             1
                                                         --------      --------

NET INCOME                                               $    114      $    284
                                                         ========      ========

NET INCOME PER COMMON SHARE:
    Basic                                                $    .01      $    .03
    Fully diluted                                        $    .01      $    .03
                                                         ========      ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    Basic                                                   9,817         9,318
    Fully diluted                                          11,404         9,721
                                                         ========      ========


                See notes to the unaudited financial statements.


                                 INFONOW CORPORATION
                              STATEMENTS OF CASH FLOWS
                                   (in Thousands)
                                     (Unaudited)

                                                              THREE MONTHS ENDED MARCH 31,
                                                                   2004        2003
                                                                  -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $   114    $   284
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                114        186
         Allowance for bad debt                                      --           11
         Changes in operating assets and liabilities:
             Accounts receivable                                      (54)       341
             Other current assets                                     (54)       124
             Other assets and deferred charges                          1         33
             Accounts payable                                          56         48
             Payroll related and other liabilities                     36        106
             Deferred revenue                                          97       (989)
                                                                  -------    -------
         Net cash provided by operating activities                    310        144

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property and equipment                                (88)       (14)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options                           350       --
    Principal payments on debt obligations                            (17)      --
                                                                  -------    -------
         Net cash provided by financing activities                    333       --

NET INCREASE IN CASH AND CASH EQUIVALENTS                             555        130

CASH AND CASH EQUIVALENTS, beginning of period                      3,299      2,490
                                                                  -------    -------

CASH AND CASH EQUIVALENTS, end of period                          $ 3,854    $ 2,620
                                                                  =======    =======

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                        $     3    $  --
                                                                  =======    =======

NON CASH INVESTING AND FINANCING ACTIVITIES:
    Non-cash purchases of property and equipment                  $  --      $    32
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

     The accompanying interim condensed financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of those of a normal recurring nature) necessary in order to make the financial statements not misleading. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's previous filings with the U.S. Securities and Exchange Commission.

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

     Income Taxes - The Company accounts for its income tax assets and liabilities in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets are then reduced by a valuation allowance for amounts that do not satisfy the realization criteria of SFAS No. 109. As a result of the valuation allowance, the Company had no net deferred tax assets at March 31, 2004.

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

                                                 Three Months Ended March 31,
                                                      2004        2003
                                                    --------    --------
                                                       (In thousands,
                                                  except per share amounts)
       Net Income (Loss)
          As reported                               $    114    $    284
          Add: Stock-based employee compensation
            expense included in reported net
            income, net of tax effect                   --          --
          Deduct: Total stock-based employee
            compensation expense determined under
            fair value based method for all
            awards, net of tax effect
                                                        (342)       (440)
                                                    --------    --------
          Pro forma                                 $   (228)   $   (156)
                                                    ========    ========

       Earnings per share:
            Basic and diluted-as reported           $    .01    $    .03
            Basic and diluted-pro forma             $   (.02)   $   (.02)

     The fair value of each grant was determined using the Black-Scholes option pricing model with the following assumptions used for grants for 2004 and 2003: (1) risk-free interest rates of 2.80% in 2004 and 2.78% in 2003; (2)
     no expected dividend yield; (3) expected lives of 5 years; and (4) assumed volatility of approximately 120% in 2004 and 99% in 2003.

     During the three months ended March 31, 2004, the Company received $350,000 of proceeds from the exercise of 243,286 options by employees and former employees pursuant to the terms of the original options. There were no stock option exercises during the three months ended March 31, 2003.

     Net Income Per Common Share - Earnings per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic earnings per share ("EPS") is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options, warrants outstanding and their equivalents are included in diluted earnings per share computations through the "treasury stock method" unless they are antidilutive.

     The components of basic and diluted earnings per share were as follows:

                                            Three Months Ended March 31,
                                                  2004       2003
                                                 -------   -------
                                                   (In thousands,
                                             except per share amounts)
          Net income available for common
             shareholders (A)                    $   114   $   284
          Weighted average common shares
             outstanding (B)                       9,817     9,318
          Dilutive effect of employee stock
             based compensation                    1,587       403
                                                 -------   -------
          Common stock and common stock
             equivalents (C)                      11,404     9,721
                                                 =======   =======

          Earnings per share:
          Basic (A/B)                            $   .01   $   .03
          Diluted (A/C)                          $   .01   $   .03


     As of March 31, 2004 and 2003, options to purchase 1,607,000 and 3,432,000 shares, respectively, of common stock were outstanding, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

     Reclassifications - The Company's Statement of Cash Flows contains categories for changes in Accounts Payable and Payroll Related and Other Liabilities. In the Company's quarterly report filed on Form 10-QSB for the three months ended March 31, 2003, the change in Accounts Payable included the change in Deferred Rent. In the Company's quarterly report filed on Form 10-QSB for the three months ended March 31, 2004, the change in Deferred Rent has been included in the change in Payroll Related and Other Liabilities. As a result, the change in Deferred Rent in the prior year financial statements presented in this Form 10-QSB for the three months ended March 31, 2004 has been reclassified to the change in Payroll Related and Other Liabilities in order to conform to the current year classification.

     Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents and accounts receivable. The Company attempts to limit its credit risk associated with cash equivalents by placing the Company's financial instruments with a major institution. A portion of the Company's cash and cash equivalents balance at March 31, 2004 was in excess of federally insured limits. The Company's customers are primarily large multi-national entities located throughout the U.S. The Company grants credit, generally without collateral, to these customers under specific contractual terms. The Company has not experienced any material losses related to its accounts receivable to date.

     During the three months ended March 31, 2004, the Company earned $1,519,000, or 51%, of its revenue from one global organization. This revenue consisted of $1,114,000 from Channel Visibility solutions and $405,000 from Channel Management solutions. No other organization accounted for more than 10% of the Company's revenue during the three months ended March 31, 2004. As of March 31, 2004, that same organization accounted for approximately 40%, or $605,000, of the Company's net accounts receivable balance. The loss of this client, reduction in revenues from this client, or its inability or failure to pay would have a material adverse impact on the Company's financial condition and results of operations. Another client accounted for 21%, or $315,000, of the Company's net accounts receivable balance at March 31, 2004. No other customers accounted for more than 10% of the Company's accounts receivable balance at March 31, 2004.

     During the three months ended March 31, 2003, the Company earned $1,557,000, or 43%, of its revenue from one global organization. No other organization accounted for more than 10% of the Company's revenue during the three months ended March 31, 2003.

     The $10,133,000 contract the Company entered into with its largest customer in 2001 and certain of the expanded managed services arrangements associated with that contract, which collectively represent $313,000 of the Company's monthly contracted managed service fees, expire on October 31, 2004. One other managed services agreement related to that contract, which represents $58,000 of the Company's monthly contracted managed service fees, expires on October 31, 2005. Together these agreements comprise $371,000, or 82%, of the Company's $454,000 of total monthly service fees from this customer. These agreements represent a substantial portion of the Company's revenues, net income and cash flow. The Company believes that this customer is evaluating alternative solutions to the ones it provides under these agreements. While the Company is seeking to renew or modify and extend these agreements and enter into new agreements with this client, there can be no assurances that it will be able to do so. If the Company is unable to renew or extend these arrangements or enter into new arrangements under terms acceptable to it, or replace the revenue attributable to this business through increased sales to other new or existing customers, the Company's financial condition and results of operations would be materially adversely affected.

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

     Recent Accounting Pronouncements - In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, and in December 2003 issued FIN 46R. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. FIN 46R requires the adoption of either FIN 46 or FIN 46R in financial statements of public entities that have interests in structures that are commonly referred to as special purpose entities for periods ending after December 15, 2003. Application for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 had no impact on the Company's financial position or results of operation.

2.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

     The Company leases approximately 27,000 square feet of office space at a rate of $17.00 per square foot through September 2005. The rate increases to $18.00 per square foot from October 2005 through September 2007, when the lease expires. The lease contains a refurbishment allowance of $326,000, of which the Company utilized approximately $35,000 to improve the premises and $291,000 to offset a portion of its rent obligations from September 2002 through May 2003. Rent expense, net of the refurbishment allowance, is recognized on a straight-line basis over the term of the lease. The difference between cash payments for rent and the straight-line rent expense is recorded as deferred rent on the Company's balance sheet.

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

As of March 31, 2004, we had 42 managed services clients, compared to the 44 we reported as of March 31, 2003. We have and may continue to experience decreases in our client count for various reasons, including client consolidation. As a result of the reduction in the number of clients, as well as reductions in managed service fees due to client contract renewals, our contracted managed service fees, which include fees that are currently in a month-to-month contract status, decreased from $823,000 per month as of March 31, 2003 to $812,000 per month as of March 31, 2004. The reduction in our contracted managed service fees resulting from client losses and client contract renegotiations was partially offset by increased service fees from new client contracts signed in the fourth quarter of 2003 and the first quarter of 2004.

We have experienced extended sales cycles in recent years, which we believe was caused primarily by the following factors: i) there has been a general decline in IT spending in recent years and our past efforts to sell enterprise-level solutions, which typically require a significant financial commitment on the part of the customer, were inconsistent with this trend; ii) the market for Channel Visibility solutions is at an early stage of adoption; and iii) we are susceptible to competitive threats such as clients or prospective clients outsourcing certain IT functions to other countries in an effort to reduce costs, as well as companies attempting to implement in-house solutions similar to those that we provide.

In an effort to accelerate the sales cycle for Channel Insight we developed a modular delivery model for this solution during the third quarter of 2003, wherein a prospective customer can access distinct modules related to specific business needs at lower introductory price points, and add other applications incrementally. Our Channel Insight solution consists of a platform and five separate modules, as discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2003. As a result of implementing this tiered delivery model and other ongoing sales efforts we signed a number of new Channel Insight agreements in the first quarter of 2004 and experienced a significant increase in sales relative to the first quarter of 2003.

Personnel-related costs(1) comprised approximately 76% and 75% of our total costs in the first quarter of 2004 and 2003, respectively. Because salaries and related costs are a significant portion of our overall costs, variation in the need for technical personnel based on the demand for our solutions, as well as fluctuations in the cost of attracting and retaining qualified technical personnel, can significantly impact our operating results.

During the third quarter of 2003, we took steps to reduce our costs, which resulted in a 14-person reduction in regular full-time personnel. The reduction in full-time personnel consisted of an 11-person reduction in staff related to software implementation, system operations and client support, a 2-person reduction in our marketing staff and a 1-person reduction in product development personnel. The impact of these cost reductions on our operating results is discussed more fully in "Results of Operations."

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

----------
(1) Personnel-related costs: Includes salaries, vacation, fringe benefits, payroll taxes and personnel support costs such as office supplies for employees.

Other fees:

     - Variable fees included under this heading are pass-through charges for voice recordings, faxes, geocoding, and telecommunications charges, which are typically billed with an incremental administrative fee in addition to the direct charge we incur to provide these services.

We offer our solutions to clients in two forms. The first (and historical) method utilizes an application service provider, or ASP, model. Under this business model we sell the right to use our software for the term of a specific agreement, and we implement and host that solution to meet specific client requirements. Accordingly, we charge the client an implementation fee, a managed service fee and, in many cases, variable monthly fees. The implementation fee and related direct costs are deferred and recognized ratably over the longer of the expected customer life or contract term in accordance with SAB 101. Because most of our initial sales contracts range from one to three years in duration, the customer life is typically the longer deferral period and is estimated to be three years. This estimate is based on a number of factors, including customer turnover, the rate of change for the technology underlying our solutions and the expectation that our customers will continue to convert from the ASP model to our license-hosted model, under which software, implementation fees and direct costs are not deferred, but are recognized on a percentage of completion basis in accordance with ARB No. 45 and SOP 81-1. We evaluate the estimate of a customer life on an ongoing basis in consideration of these factors and the estimate of three years has remained constant since the adoption of SAB 101. If, based upon our evaluations, the estimate of a customer life were to increase, deferred revenue balances would be recognized over a longer time period. A reduction in the estimate of a customer life would, conversely, result in accelerated recognition of deferred revenues relative to prior years. Because we expect deferred revenues to continue to decline in future periods assuming we sell more licensed solutions, we anticipate that this estimate will decrease in significance going forward. Revenue from managed service fees and variable monthly fees is recognized as services are performed.

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

Sales of our solutions under the license-hosted model typically include a software license fee, an implementation fee, a software maintenance fee, a managed service fee and, in many cases, variable monthly fees. We establish vendor specific objective evidence, or "VSOE," of fair value for the software maintenance fee and managed service fee elements of a contract based on the following two considerations: 1) they are sold independently of the other elements in a contract, and independently of each other; and 2) these services generally are, and have historically been, renewed in subsequent years (independent of the other elements) at the same fees, or the current market value of those fees, charged when all elements are sold together. Therefore, the VSOE of fair value for each of such services can be properly determined by reference to the applicable customers' contractual fee rates relating to those services. We are not, however, currently able to establish VSOE of fair value for the software license and implementation fee elements of our contracts. Therefore, we use the residual value method to recognize revenue in accordance with SOP 97-2. Using this method, revenue from the managed service and software maintenance elements of a contract is recognized ratably over the term of the managed service arrangement and the software maintenance arrangement, respectively. Since we are currently unable to establish VSOE of fair value for the software license fee and implementation fee components of a contract and our installation services are essential to the functionality of the software, we apply contract accounting to both the software and implementation elements of the arrangement in accordance with ARB No. 45 and SOP 81-1. Accordingly, license and implementation revenues are recognized on a percentage of completion basis. In the future, if we are able to establish VSOE of fair value for the software and implementation elements of our solutions, license fees will generally be recognized at the time of contract signing instead of on a percentage of completion basis. As changes occur in our estimate of completion percentage, revenue recognition is adjusted accordingly. Our estimate of completion percentage is based on the ratio of the actual effort spent on a project as of the financial statement date to the estimate of total effort to complete the implementation. Fluctuations in the estimate of total effort to complete an implementation can significantly impact revenue recognition on a project in a given period. The estimate of total effort to complete an implementation involves significant judgment regarding the time required to perform the tasks associated with a project, such as coding and testing the solution. In many cases, our estimates are based on past experience; however, because certain of our solutions are in an early stage of development and in most cases involve client-specific configuration and/or customization, we may not always have direct past experience to draw from, which could result in increased volatility in the estimate of effort to complete an implementation. In addition, implementing our solutions generally involves a high degree of interaction with our clients, therefore, the level of client personnel's technical understanding and changes in a client's requirements or expectations can also affect the estimate of effort to implement a solution. However, we believe our prior experience in developing and implementing complex solutions provides an appropriate basis for developing our estimates. Revenue from variable monthly fees is recognized as services are performed.

We have historically sold our solutions primarily through direct sales efforts and reseller channels. When we sell solutions through a reseller channel we recognize revenue consistent with the methods described above.

The following table summarizes the distribution of our employees as of March 31, 2004 and March 31, 2003:

                                             March 31, 2004       March 31, 2003
                                             --------------       --------------
Staff related to the Cost of Revenues              64                   71
Selling and Marketing                              10                   19
Product Development                                10                   16
General and Administrative                         11                   12
   Total Employees                                 95                  118

Included in the table above are 78 full-time employees, 15 temporary employees and 2 part-time employees at March 31, 2004, and 106 full-time employees and 12 temporary employees at March 31, 2003.

The following table summarizes the Company's results of operations for the periods indicated (amounts in thousands):

                                       Three Months Ended
                                           March 31,
                                        2004       2003      Change     % Change
                                       -------    -------    -------    --------
REVENUES:

Software license fees                  $   118    $    75    $    43        57%
Implementation fees                        568      1,191       (623)      (52%)
Monthly service fees & software
   maintenance fees                      2,295      2,337        (42)       (2%)
Other fees                                  18         32        (14)      (44%)
                                       -------    -------    -------
       Total revenues                    2,999      3,635       (636)      (17%)

COST OF REVENUES                         1,315      1,585       (270)      (17%)
                                       -------    -------    -------

GROSS MARGIN                             1,684      2,050       (366)      (18%)

OPERATING EXPENSES:
Selling and marketing                      587        640        (53)       (8%)
Product development                        258        359       (101)      (28%)
General and administrative                 727        768        (41)       (5%)
                                       -------    -------    -------
       Total operating expenses          1,572      1,767       (195)      (11%)
                                       -------    -------    -------

INCOME FROM OPERATIONS                     112        283       (171)      (60%)

OTHER INCOME (EXPENSE):
Interest income                              5          6         (1)      (17%)
Interest expense                            (3)        (5)         2        40%
                                       -------    -------    -------

       Total other income (expense)          2          1          1       100%
                                       -------    -------    -------

NET INCOME                             $   114    $   284    $  (170)      (60%)
                                       =======    =======    =======


Results of Operations

Comparison of the Three Months Ended March 31, 2004 with the Three Months Ended March 31, 2003.

Revenues: Our revenues consist primarily of implementation fees, software license fees and monthly service fees from new and existing customers. Total revenues decreased by $636,000 or 17%, to $2,999,000 for the three months ended March 31, 2004, from $3,635,000 for the three months ended March 31, 2003.

Monthly Service Fees and Software Maintenance Fees - Monthly service fees and software maintenance fees were $2,295,000 during the first quarter of 2004, a decrease of $42,000, or 2%, from $2,337,000 in the first quarter of 2003. The decrease is primarily due to a $210,000 reduction in service fees as a result of client contract terminations. This reduction was partially offset by a $136,000 increase in monthly service fees associated with a Channel Insight solution that was sold to an existing customer during the fourth quarter of 2002 for which implementation was not completed until the second quarter of 2003. Accordingly, we did not recognize any service fee revenue from this solution in the first quarter of 2003. The remaining $32,000 increase in service fees was generated primarily by new Channel Management solutions sold to existing customers. Monthly service fees and software maintenance fees comprised 77% of total revenue during the three months ended March 31, 2004, compared to 64% during the three months ended March 31, 2003.

Implementation Fees - Revenues generated from implementation fees during the three months ended March 31, 2004 decreased by $623,000, or 52%, to $568,000 from $1,191,000 during the three months ended March 31, 2003. The decrease in implementation fees is primarily attributable to a $751,000 decrease in the recognition of previously deferred implementation fees from $775,000 during the three months ended March 31, 2003 to $24,000 during the three months ended March 31, 2004. This change is mainly due to the recognition of $587,000 of implementation fees for our largest client in the first quarter of 2003 that were deferred in previous years under the ASP model. During the first quarter of 2003, this client converted the term licenses related to its Referral/Locator and Lead Generation and Management solutions to perpetual licenses, which required the recognition of previously deferred implementation fees. The decrease in implementation fee revenue associated with the recognition of previously deferred revenue was partially offset by increases in revenue caused primarily by an increase in the sales of our Channel Insight solution to new clients during the fourth quarter of 2003 and the first quarter of 2004.

Software License Fees - Software license fees were $118,000 in the first quarter of 2004, an increase of $43,000 from the $75,000 of license fees during the first quarter of 2003. This increase in license fees is primarily attributable to an increase in the sales of our Channel Insight solutions to new clients during the fourth quarter of 2003 and the first quarter of 2004. Software license fees represented approximately 4% of total revenue during the three months ended March 31, 2004, compared to 2% of revenue during the three months ended March 31, 2003. We anticipate that a higher percentage of contracts will be executed under license-hosted arrangements as it becomes our predominant business model over time. Therefore, we expect that our software license fees will increase in the future.

Other Fees - Other fees decreased by $14,000, or 44%, to $18,000 during the three months ended March 31, 2004, from $32,000 during the three months ended March 31, 2003. The decrease in other revenues is attributable to a decrease in the number of contracts with charges for voice recordings, faxes, geocoding and telecommunications charges, as well as a reduction in interactive voice response transaction volume and negotiated rate reductions in our telecommunications charges.

Through March 31, 2004, we have recognized total revenue of $8,556,000 on the $10,133,000 Channel Insight contract we entered into with our largest customer in the second quarter of 2001, consisting of $7,213,000 in managed service fees, $1,072,000 in implementation fees and $271,000 in software license fees. The unrecognized balance of $1,577,000 under this contract consists of managed service fees that we expect to recognize over the period from April 1, 2004 through October 31, 2004 as we perform services. In addition, as a result of expanding the services we provide in conjunction with this client's Channel Insight solution we expect to recognize in approximately equal monthly installments an aggregate of an additional $1,017,000 of managed service fees during the period from April 1, 2004 through October 31, 2004 and $696,000 during the period from November 1, 2004 through October 31, 2005 as we perform services through the respective terminations of these agreements. For a further discussion of potential risk associated with this contract see "Related Business Risks and Assumptions."

Cost of Revenues: Our cost of revenues includes technical personnel salaries and related personnel costs, data royalties, depreciation for server equipment, reimbursable expenses such as telecommunications and contract labor related to specific projects, co-location facility fees and other direct costs related to operating our data centers, as well as the recognition of previously deferred implementation expenses. Cost of revenues was 44% of revenues in the first quarter of 2004 and 2003. Total cost of revenues decreased $270,000 to $1,315,000 during the three months ended March 31, 2004 from $1,585,000 during the three months ended March 31, 2003. This was primarily due to a $154,000 reduction in personnel and personnel support costs primarily as a result of the cost reduction measures taken during the third quarter of 2003. In addition, we have gained efficiencies in implementing our solutions and, therefore, have experienced a reduction in the need for technical personnel in the short-term. Recognition of implementation expense on contracts that were deferred in previous periods under ASP arrangements also decreased by $86,000 mainly due to the recognition of implementation expense in the first quarter of 2003 as a result of the conversion of our largest customer from the ASP model to the license-hosted model. Bad debt expense decreased $10,000 due to a reduction in the estimate of our accounts receivable that we believe has a high likelihood of being uncollectible. We also experienced a $10,000 reduction in our cost of revenues due to a decline in our data center costs, which was driven primarily by lower depreciation expense related to our data center hardware and software since many of our older assets are now fully depreciated. The remaining $10,000 decline in our cost of sales was mainly because of lower telecommunications charges as a result of negotiated rate reductions and lower system usage due to the decline in our customer base.

Operating Expenses:
-------------------

Selling and Marketing Expenses - Selling and marketing expenses consist of sales, pre-sales, marketing and business development personnel costs and related expenses, travel and entertainment, sales commissions, and advertising and promotion costs. These costs increased to 20% of revenues during the three months ended March 31, 2004 from 18% of revenues during the three months ended March 31, 2003. The total amount of selling and marketing expenses decreased by $53,000, or 8%, to $587,000 during the three months ended March 31, 2004 from $640,000 during the three months ended March 31, 2003. The change is primarily attributable to a $127,000 decrease in personnel and personnel support costs partly as a result of attrition related to our sales and marketing staff and partly due to the cost savings measures taken during the third quarter of 2003. The decrease in personnel and personnel support costs is net of a $56,000 increase in salaries as a result of hiring our Executive Vice President of Sales, Marketing and Business Development in the fourth quarter of 2003. We also experienced an $18,000 reduction in public relations and advertising and promotion consulting costs. The decreases in our selling and marketing expenses associated with personnel costs and consulting expenses was partially offset by an $87,000 increase in commission expense as a result of an increase in the sales of our solutions, as well as incremental commissions for our Executive Vice President of Sales, Marketing and Business Development. The remaining $5,000 increase in our selling and marketing expenses was due to an increase in travel and entertainment costs.

Product Development Expenses - Product development expenses consist of time spent on development of our Channel Visibility and Channel Management software that is not specifically associated with a client contract. Product Development expenses are primarily made up of salaries and related costs. For the three months ended March 31, 2004, product development expenses decreased $101,000, or 28%, to $258,000 from $359,000 for the three months ended March 31, 2003. This change was primarily due to a reduction in personnel and personnel support costs as a result of allocating more of our existing resources to support implementation efforts, as well as the cost reduction measures taken during the third quarter of 2003.

General and Administrative Expenses - General and administrative expenses relate to the personnel costs of our executive management, finance, investor relations, human resources and other corporate functions, general expenses such as legal and accounting fees, insurance and costs related to our facilities. These costs increased to 24% of revenues for the three months ended March 31, 2004, from 21% of revenues for the three months ended March 31, 2003. The total amount of general and administrative costs over the same period decreased $41,000, or 5%, to $727,000 during the first quarter of 2004 from $768,000 during the first quarter of 2003. The decrease was primarily attributable to a $33,000 reduction in our facilities costs, which was mainly due to lower depreciation expense since many of our older assets are now fully depreciated. We also experienced $13,000 lower personnel related costs primarily as a result of attrition related to our administrative staff. In addition, our insurance costs decreased $4,000 due to a reduction in the cost of our commercial insurance policy. The decreases in general and administrative expenses associated with facilities costs, personnel related expenses and insurance costs were partially offset by a $9,000 increase in Board of Directors expenses as a result of a new Board of Directors compensation plan that was implemented beginning in 2004.

In the future, we expect that our head count levels, and related costs, in all functional areas will change commensurate with our needs as we execute against our business strategy.

Other Income/Expense: We had net other income of $2,000 during the three months ended March 31, 2004, compared to net other income of $1,000 for the three months ended March 31, 2003. The increase of $1,000 is primarily attributable to lower interest expense due to a reduction in our capital lease obligations. The reduction in interest expense was partially offset by lower interest income on cash and cash equivalents resulting from lower interest rates during the first quarter of 2004 relative to the first quarter of 2003.

Income Taxes: InfoNow has paid no income taxes since its inception and has not recorded a benefit for income taxes due to valuation allowances provided against net deferred tax assets, which consist primarily of operating loss carryforwards.

Net Income/Loss: Net income for the three months ended March 31, 2004 was $114,000 compared to net income of $284,000 for the three months ended March 31, 2003, a $170,000 decrease. This decrease is primarily attributable to a $636,000, or 17%, decrease in total revenues, which was partially offset by a $465,000, or 14%, decrease in total expenses, as well as a $1,000 increase in other income for the three months ended March 31, 2004, compared to the three months ended March 31, 2003, as discussed above in this Item 2.


Liquidity and Capital Resources

InfoNow has financed its operations primarily through the placements of private equity securities and, to a lesser extent, through borrowing and equipment leasing arrangements. We have received a total of approximately $13,800,000 from private offerings and have received an additional $3,459,000 from the exercise of stock options and warrants since we began offering our Enterprise Channel Management solutions in 1995. We also have a bank credit facility with both a $1,000,000 revolving line of credit to support our future operating needs and a $1,000,000 equipment facility to support our future investing needs. The bank credit facility requires that we meet various covenants. We are not permitted to draw on the bank credit facility if we are out of compliance with any of the covenants. As of the date of this report we are in compliance with all covenants and we have no outstanding debt under this facility. The interest rate on the revolving line of credit is the prime rate plus 1 percent, and the interest rate on the equipment facility is the U.S. Treasury note yield to maturity for a term equal to 36 months as quoted in the Wall Street Journal plus 587 basis points.

We had cash and cash equivalents of $3,854,000 at March 31, 2004, compared to $2,620,000 at March 31, 2003. Our total cash flow for the three months ended March 31, 2004 was $555,000 compared to $130,000 for the three months ended March 31, 2003. The increase of $425,000 was due in part to a $333,000 increase in cash provided by our financing activities primarily as a result of an increase in stock option exercises in the first quarter of 2004. In addition, cash provided by operating activities increased $166,000 mainly due to strong collections of our trade accounts receivable and reductions to our cost structure in the first quarter of 2004 compared to the first quarter of 2003. The increases in cash flow associated with our financing and operating activities was partially offset by a $74,000 increase in cash used in investing activities due to an increase in purchases of property and equipment for our data centers and corporate office. The changes in our total cash flow for the first quarter of 2004 compared to the first quarter of 2003 are discussed below in more detail.

Net cash generated by operating activities during the three months ended March 31, 2004, was $310,000, compared to $144,000 during the three months ended March 31, 2003. The increase of $166,000 is generally due to improved cash collections of our accounts receivable, as well as lower overall costs. More specifically, the increase in cash generated by operating activities is attributable primarily to a $1,086,000 change in deferred revenue. This change was driven primarily by an increase in deferred implementation fees associated with new Channel Insight contracts that were entered into late in the first quarter of 2004 for which implementation is not expected to be complete until the second quarter of 2004. In addition, we experienced significant recognition of previously deferred implementation fees in the first quarter of 2003 because our largest client obtained perpetual licenses for its Referral/Locator and Lead Generation and Management solutions during 2003, which required the recognition of the deferred implementation fees associated with those solutions. The change in operating cash flow associated with deferred revenue was partially offset by a $395,000 increase in our accounts receivable balance. This was caused by billings in the first quarter of 2004 related to new Channel Insight contracts. Because those contracts were entered into late in the first quarter of 2004, we had not yet collected the related accounts receivable balances associated with them by the end of the quarter. In addition, our other current assets increased by $178,000 mainly as a result of prepayments related primarily to our directors and officers insurance policy, as well as certain software license fees. Depreciation and amortization also decreased by $72,000 since many of our data center and corporate office assets have become fully depreciated without proportionate asset purchases during that time period, and our payroll related and other liabilities declined by $70,000 mainly because of the reductions in our cost structure. In addition, our other assets and deferred charges decreased by $32,000 mainly because of a reduction in our deferred implementation expense balance. Our bad debt expense also decreased by $11,000. The remaining $162,000 change in our operating cash flow was primarily attributable to the reduction in net income, as discussed above in "Results of Operations." In order to meet our fiscal management needs we may, from time to time, accelerate or defer payments of our trade payables and accrued liabilities, and, in some cases, we may prepay certain of our future operating expenses. In the first quarter of 2004 we prepaid future operating expenses and accelerated trade accounts payable payments totaling approximately $215,000. The most significant of these payments were for our directors and officers insurance policy, data license royalties, consulting fees and legal fees. These prepayments and accelerated payments will benefit our operating cash flow in the second quarter of 2004.

Cash used in investing activities increased to $88,000 for the three months ended March 31, 2004 compared to $14,000 for the three months ended March 31, 2003. The change of $74,000 is due to an increase in purchases of computer hardware and software for our data centers and corporate office. We have plans to increase our capital expenditures throughout 2004 primarily to upgrade or replace existing data center hardware and software, as well as to add new equipment to support anticipated growth in our customer base.

Net cash provided by financing activities during the first quarter of 2004 was $333,000. We had no cash flows from financing activities during the first quarter of 2003. The increase was caused primarily by a $350,000 increase in cash received from stock option exercises, which was partially offset by a $17,000 increase in principal payments on debt obligations. We did not have principal payments on debt obligations in the first quarter of 2003 because we prepaid those obligations during the fourth quarter of 2002.

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

The following table summarizes the Company's contractual payments and obligations by period (amounts in thousands):

Contractual Obligations                         Payment Due by Period
                                     Total   Less Than    1-3    4 - 5   After 5
                                              1 year     years   years    years

Capital Lease Obligations            $  117   $   78    $   39   $ --     $ --

Operating Leases                      1,482      272       965      245     --

Minimum Royalties                       150       12        24       24       90

Total Contractual Cash Obligation    $1,749   $  362    $1,028   $  269   $   90


We lease approximately 27,000 square feet of office space at a rate of $17.00 per square foot through September 2005. The rate increases to $18.00 per square foot from October 2005 through September 2007, when the lease expires. The lease contains a refurbishment allowance of $326,000, of which the Company utilized approximately $35,000 to improve the premises and $291,000 to offset a portion of its rent obligations from September 2002 through May 2003. Rent expense, net of the refurbishment allowance, is recognized on a straight-line basis over the term of the lease. The difference between cash payments for rent and the straight-line rent expense is recorded as deferred rent on the Company's balance sheet.

Recent Accounting Pronouncements
--------------------------------

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"), and in December 2003 issued FIN 46R. The adoption of this standard did not have an impact on our financial position or results of operations.

Related Business Risks and Assumptions
--------------------------------------

Our actual results may vary materially from the forward-looking statements made above, which have been made pursuant to the Private Securities Litigation Reform Act of 1995. We intend that such statements be subject to the safe harbor provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. Our forward-looking statements include the plans and objectives of management for future operations and relate to a variety of factors, including management's assumptions about our ability to:

     o    Gain market acceptance of our services;
     o Retain existing customers, none of whom are obligated to renew, modify or extend their contractual relationships with the Company, and attract new customers;
     o Accurately forecast and meet demands for our services, including our ability to maintain technical performance of the system as new clients are added;
     o    Continue to serve new and existing customers;
     o Improve our operational and financial systems in order to address planned growth in our operations;
     o Maintain pricing and adequate profit margins on our products and services;
     o    Retain and attract qualified technical personnel;
     o Develop future enhancements to our services and control development costs of those enhancements;
     o    Operate our business in accordance with our operating budget;
     o    Obtain patent protection for our intellectual property;
     o Respond to competitive threats, including the possibility of our customers migrating to lower cost solutions, such as offshore IT development and service functions; and
     o    Raise additional capital, if needed.

If we are unable to manage the risks enumerated above, or those discussed in our Annual Report filed with the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 2003, our financial condition and results of operations could be materially adversely affected.

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

In March 2004 the Financial Accounting Standards Board ("FASB") issued an Exposure Draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95, which proposes a change in accounting for stock-based compensation to replace existing guidance under SFAS No. 123 and APB No. 25 and require companies to treat share-based compensation the same as other forms of compensation by recognizing the related cost in the company's income statement. We do not currently recognize an expense in our income statement for stock-based compensation. If we are required to do so in the future, we believe it would have a material adverse impact on our results of operations.

The $10,133,000 Channel Insight contract we entered into with our largest customer in 2001 and certain of the expanded managed services arrangements associated with that contract, which collectively represent $313,000 of our monthly contracted managed service fees, expire on October 31, 2004. One other managed services agreement related to that contract, which represents $58,000 of our monthly contracted managed service fees, expires on October 31, 2005. Together these agreements comprise $371,000, or 82%, of the Company's $454,000 of total monthly service fees from this customer. These agreements represent a substantial portion of our revenues, net income and cash flow. We believe this customer is evaluating alternative solutions to the ones we provide under these agreements. While we are seeking to renew or modify and extend these agreements and enter into new agreements with this client, there can be no assurances that we will be able to do so. If we are unable to renew or extend these arrangements or enter into new arrangements under terms acceptable to us, or replace the revenue attributable to this business through increased sales to other new or existing customers, our financial condition and results of operations would be materially adversely affected.

For a more comprehensive discussion of the risk factors associated with our business, please refer to the section entitled "Related Business Risks and Assumptions:" beginning on page 29 of our Annual Report filed with the Securities and Exchange Commission on Form 10-KSB for the fiscal year ended December 31, 2003.

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2004, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2004, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 5. Other Information

     On May 10, 2004 the Company entered into a separation agreement with its Executive Vice President, Development and Services, Jim Brandt. The agreement provides that Mr. Brandt will remain employed through June 30, 2004 and that he will receive severance payments totaling $87,500 through December 31, 2004.


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         Exhibit Number        Exhibit Description
         --------------        -------------------

         31                    Rule 13a-14(a)/15d-14(a) certifications

         32                    Section 1350 certifications


     (b) Reports on Form 8-K.

          On January 21, 2004, the Company furnished a Form 8-K to the SEC under item 12 (Results of Operations and Financial Condition).

          On March 17, 2004, the Company furnished a Form 8-K to the SEC under item 12 (Results of Operations and Financial Condition).

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  INFONOW CORPORATION



Date:  May 14, 2004                               By: /s/ Michael W. Johnson
                                                  --------------------------
                                                  Michael W. Johnson, Chief
                                                  Executive Officer



Date                Title                                  Signature
----                -----                                  ---------


May 14, 2004        Chief Financial Officer and            /s/ Harold R. Herbst
                    Executive Vice President               --------------------
                    (Principal Financial Officer)          Harold R. Herbst


May 14, 2004        Vice President, Controller and         /s/ James L. Medina
                    Treasurer                              --------------------
                    (Principal Accounting Officer)         James L. Medina