Form 10QSB
period 2004-06-30
INFONOW CORP /
filed 2004-08-13
CIK 879684

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [ X ]  No [   ]

As of July 27, 2004, there were 9,959,370 shares of the Issuer's common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [   ]  No [ X ]

                               INFONOW CORPORATION

                                      INDEX
                                      -----

                                                                       Page No.
                                                                       --------
                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Unaudited Balance Sheet - June 30, 2004...........................3

          Unaudited Statements of Operations - For the
            Three and Six Months Ended June 30, 2004
            and June 30, 2003...............................................4

          Unaudited Statements of Cash Flows - For the Six Months
            Ended June 30, 2004 and June 30, 2003...........................5

          Notes to Unaudited Financial Statements...........................6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........13

ITEM 3.   CONTROLS AND PROCEDURES..........................................28


                           PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS............29

ITEM 5.   OTHER INFORMATION................................................30

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.................................30

          SIGNATURES.......................................................31

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                               INFONOW CORPORATION
                                  BALANCE SHEET
                    (In Thousands, Except Share Information)
                                   (Unaudited)

                                                                       JUNE 30,
                                                                         2004
                                        ASSETS                         --------
                                        ------
CURRENT ASSETS:
    Cash and cash equivalents                                          $  4,216
    Accounts receivable:
          Billed, net of allowance of $15                                 1,215
          Unbilled                                                          123
    Prepaid expenses and other current assets                               548
                                                                       --------
         Total current assets                                             6,102
                                                                       --------

PROPERTY AND EQUIPMENT, net                                                 525

OTHER ASSETS AND DEFERRED CHARGES                                            27
                                                                       --------

TOTAL ASSETS                                                           $  6,654
                                                                       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
    Capital leases - current portion                                   $     72
    Accounts payable                                                        340
    Payroll related liabilities                                             379
    Other liabilities                                                        97
    Short-term deferred revenues                                          1,059
                                                                       --------
         Total current liabilities                                        1,947

    Capital leases, net of current portion                                   19
    Long-term deferred revenues                                              17
    Deferred rent                                                           181

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value; 1,712,335 shares authorized
      Series A Convertible, 213,483 shares
         authorized, none issued andoutstanding                            --
      Series B Convertible Participating Preferred Stock,
         550,000 shares authorized,  none issued and outstanding           --
    Common stock, $.001 par value; 15,000,000 shares
         authorized; 9,959,370 issued and outstanding                        10
    Additional paid-in capital                                           40,050
    Accumulated deficit                                                 (35,570)
                                                                       --------
         Total stockholders' equity                                       4,490
                                                                       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  6,654
                                                                       ========

                See notes to the unaudited financial statements.



                                                 INFONOW CORPORATION
                                               STATEMENTS OF OPERATIONS
                                     (In Thousands, Except Per Share Information)
                                                      (Unaudited)



                                               Three Months Ended June 30,         Six Months Ended June 30,
                                               ---------------------------         -------------------------

                                                 2004              2003              2004              2003
                                                 ----              ----              ----              ----
REVENUES:
    Service and other fees                     $  2,422          $  2,528          $  4,735          $  4,897
    Implementation fees                             379               394               947             1,585
    Software license fees                            21                 3               139                78
                                               --------          --------          --------          --------
        Total revenues                            2,822             2,925             5,821             6,560
                                               --------          --------          --------          --------

COST OF REVENUES                                  1,368             1,469             2,683             3,054
                                               --------          --------          --------          --------

GROSS MARGIN                                      1,454             1,456             3,138             3,506

OPERATING EXPENSES:

    Selling and marketing                           538               652             1,125             1,292
    Product development                             186               336               444               695
    General and administrative                      636               717             1,363             1,485
                                               --------          --------          --------          --------
        Total operating expenses                  1,360             1,705             2,932             3,472
                                               --------          --------          --------          --------

INCOME (LOSS) FROM OPERATIONS                        94              (249)              206                34

OTHER INCOME (EXPENSE):
    Interest income                                   6                 6                11                12
    Interest expense                                 (2)               (5)               (5)              (10)
                                               --------          --------          --------          --------
        Total other income                            4                 1                 6                 2
                                               --------          --------          --------          --------

NET INCOME (LOSS)                              $     98          $   (248)         $    212          $     36
                                               ========          ========          ========          ========

NET INCOME (LOSS) PER COMMON SHARE:
    Basic                                      $    .01          $   (.03)         $    .02          $   --
    Fully diluted                              $    .01          $   (.03)         $    .02          $   --
                                               ========          ========          ========          ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    Basic                                         9,914             9,318             9,866             9,318
    Fully diluted                                10,975             9,318            11,209             9,499
                                               ========          ========          ========          ========

                                    See notes to the unaudited financial statements.






                                           INFONOW CORPORATION
                                         STATEMENTS OF CASH FLOWS
                                             (in Thousands)
                                              (Unaudited)

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                          2004                 2003
                                                                         -------              -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $   212              $    36
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                       219                  344
         Allowance for bad debt                                               12                  (11)
         Stock based compensation                                           --                     12
         Changes in operating assets and liabilities:
             Accounts receivable                                             169                  892
             Other current assets                                             64                   25
             Other assets and deferred charges                                 1                   42
             Accounts payable                                                149                  (23)
             Payroll related and other liabilities                           (55)                 148
             Deferred revenue                                               (110)              (1,080)
                                                                         -------              -------
         Net cash provided by operating activities                           661                  385

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property and equipment                                      (157)                (150)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options                                  447                 --
    Principal payments on debt obligations                                   (34)                 (46)
                                                                         -------              -------
         Net cash provided by (used in) financing activities                 413                  (46)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    917                  189

CASH AND CASH EQUIVALENTS, beginning of period                             3,299                2,490
                                                                         -------              -------

CASH AND CASH EQUIVALENTS, end of period                                 $ 4,216              $ 2,679
                                                                         =======              =======

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                               $     5              $     8
                                                                         =======              =======

NON CASH INVESTING AND FINANCING ACTIVITIES:
    Non-cash purchases of property and equipment                         $     6              $  --
                                                                         =======              =======

                             See notes to the unaudited financial statements.



                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -----------------------------------------------------------

     Organization and Business Activity - Unless otherwise indicated, all references in this Form 10-QSB to "InfoNow," the "Company," "we," or "our" refer to InfoNow Corporation. The Company was incorporated under the laws of the State of Delaware on October 29, 1990. The Company provides Channel Insight and Channel Management solutions, in the form of software and services, to companies that sell their products through complex networks of distributors, dealers, resellers, retailers, agents or branches (i.e., "channel partners"). Companies use InfoNow's software and services to collaborate with their channel partners to create demand, increase revenues, lower operating costs, calculate sales commissions, and maximize the return on investment of their channel strategies.

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

     The Company has historically sold its solutions primarily through direct sales efforts; however, when the Company sells solutions through a reseller channel it recognizes revenue consistent with the methods described above.

     Income Taxes - The Company accounts for its income tax assets and liabilities in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets are then reduced by a valuation allowance for amounts that do not satisfy the realization criteria of SFAS No. 109. As a result of the valuation allowance, the Company had no net deferred tax assets at June 30, 2004.

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

                                                     Three Months Ended June 30,
                                                             2004        2003
                                                             ----        ----
                                                         (In thousands, except
                                                            per share amounts)
     Net Income (Loss)
        As reported                                        $    98      $  (248)
        Add: Stock-based employee compensation
          expense included in reported net
          income, net of tax effect                           --             12
        Deduct: Total stock-based employee
          compensation expense determined under
          fair value based method for all
          awards, net of tax effect                           (848)        (268)
                                                           -------      -------
        Pro forma                                          $  (750)     $  (504)
                                                           =======      =======

     Earnings per share:
          Basic and diluted-as reported                    $   .01      $  (.03)
          Basic and diluted-pro forma                      $  (.08)     $  (.05)

                                                       Six Months Ended June 30,
                                                             2004        2003
                                                             ----        ----
                                                           (In thousands, except
                                                            per share amounts)
     Net Income
         As reported                                       $   212      $    36
         Add: Stock-based employee compensation
           expense included in reported net
           income, net of tax effect                          --             12
         Deduct: Total stock-based employee
           compensation expense determined under
           fair value based method for all
           awards, net of tax effect                        (1,190)        (709)
                                                           -------      -------
         Pro forma                                         $  (978)     $  (661)
                                                           =======      =======

      Earnings per share:
           Basic and diluted-as reported                   $   .02      $  --
           Basic and diluted-pro forma                     $  (.10)     $  (.07)


     During the six months ended June 30, 2004, the Company received $447,000 of proceeds from the exercise of 318,871 options by employees and former employees pursuant to the terms of the original options. During the six months ended June 30, 2003, the Company received $169 of proceeds from the exercise of 222 options by former employees pursuant to the terms of the original options.

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

     The components of basic and diluted earnings per share were as follows:

                                                     Three Months Ended June 30,

                                                         2004         2003
                                                         ----         ----
                                                       (In thousands, except
                                                        per share amounts)

     Net income (loss) available for common
        shareholders (A)                               $    98      $  (248)
                                                       =======      =======
     Weighted average common shares
        outstanding (B)                                  9,914        9,318
     Dilutive effect of employee stock
         based compensation                              1,061         --
                                                       -------      -------
     Common stock and common stock
         equivalents (C)                                10,975        9,318
                                                       =======      =======

     Earnings per share:
     Basic (A/B)                                       $   .01      $  (.03)
     Diluted (A/C)                                     $   .01      $  (.03)



                                                       Six Months Ended June 30,

                                                         2004        2003
                                                         ----        ----
                                                        (In thousands, except
                                                         per share amounts)
     Net income available for common
        shareholders (A)                               $   212      $    36
                                                       =======      =======
     Weighted average common shares
        outstanding (B)                                  9,866        9,318
     Dilutive effect of employee stock
        based compensation                               1,343          181
                                                       -------      -------
     Common stock and common stock
        equivalents (C)                                 11,209        9,499
                                                       =======      =======

     Earnings per share:
     Basic (A/B)                                       $   .02      $  --
     Diluted (A/C)                                     $   .02      $  --


     For the three months ended June 30, 2004 and 2003, options to purchase 2,260,000 and 3,552,000 shares, respectively, of common stock were outstanding, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. For the six months ended June 30, 2004 and 2003, options to purchase 1,668,000 and 3,552,000 shares, respectively, of common stock were outstanding, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

     Reclassifications - The Company's Statement of Cash Flows contains categories for changes in Accounts Payable and Payroll Related and Other Liabilities. In the Company's quarterly report filed on Form 10-QSB for the six months ended June 30, 2003, the change in Accounts Payable included the change in Deferred Rent. In the Company's quarterly report filed on Form 10-QSB for the six months ended June 30, 2004, the change in Deferred Rent has been included in the change in Payroll Related and Other Liabilities. As a result, the change in Deferred Rent in the prior year financial statements presented in this Form 10-QSB for the six months ended June 30, 2004 has been reclassified to the change in Payroll Related and Other Liabilities in order to conform to the current year classification.

     Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents and accounts receivable. The Company attempts to limit its credit risk associated with cash equivalents by placing the Company's financial instruments with a major institution. A portion of the Company's cash and cash equivalents balance at June 30, 2004 was in excess of federally insured limits. The Company's customers are primarily large multi-national entities located throughout the U.S. The Company grants credit, generally without collateral, to these customers under specific contractual terms. The Company has not experienced any material losses related to its accounts receivable to date.

     During the three and six months ended June 30, 2004, the Company earned $1,470,000, or 52%, and $2,989,000, or 51%, of its revenue from one global organization. During the three and six months ended June 30, 2004, this revenue consisted of $1,122,000 and $2,234,000, respectively, from Channel Insight solutions and $348,000 and $755,000, respectively, from Channel Management solutions. No other organization accounted for more than 10% of the Company's revenue during the three or six months ended June 30, 2004. As of June 30, 2004, that same organization accounted for approximately 34%, or $418,000, of the Company's net accounts receivable balance. The loss of this client, reduction in revenues from this client, or its inability or failure to pay would have a material adverse impact on the Company's financial condition and results of operations. Two other clients accounted for more than 10% of the Company's net accounts receivable balance, one of which represented $318,000, or 26%, of net accounts receivable, and the other of which represented $189,000, or 16%, of net accounts receivable. No other customers accounted for more than 10% of the Company's accounts receivable balance at June 30, 2004.

     During the three and six months ended June 30, 2003, the Company earned $1,564,000, or 53%, and $3,122,000, or 48%, respectively, of its revenue from one global organization. No other organization accounted for more than 10% of the Company's revenue during the three and six months ended June 30, 2003.

     The $10,133,000 contract the Company entered into with its largest customer in 2001 and certain of the expanded managed services arrangements associated with that contract, which collectively represent $313,000 of the Company's monthly contracted managed service fees, expire on October 31, 2004. One other managed services agreement related to that contract, which represents $58,000 of the Company's monthly contracted managed service fees, expires on October 31, 2005. Together these agreements comprise $371,000, or 82%, of the Company's $453,000 of total monthly service fees from this customer. These agreements represent a substantial portion of the Company's revenues, net income and cash flow. The Company believes that this customer is evaluating alternative solutions to the ones it provides under these agreements. While the Company is seeking to renew or modify and extend these agreements and enter into new agreements with this client, there can be no assurances that it will be able to do so. If the Company is unable to renew or extend these arrangements or enter into new arrangements under terms acceptable to it, or replace the revenue attributable to this business through increased sales to other new or existing customers, the Company's financial condition and results of operations would be materially adversely affected.

     Segment Information - The Company operates in a single reportable segment and all revenues from customers are primarily from the sale of the Company's Channel Insight and Channel Management software and services. The Company provides its solutions and services domestically to clients that, in some cases, have an international presence. All solutions and services are delivered from the Company's Denver, Colorado, office and two data centers located in Denver and Thornton, Colorado.

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

     In August 2003, the EITF reached a consensus on Issue No. 03-05, Software Revenue Recognition, Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables. This issue focuses solely on whether non-software deliverables included in arrangements that contain more-than-incidental software should be accounted for in accordance with SOP 97-2. The Task Force confirmed that in an arrangement that contains software that is more-than-incidental to the products or services as a whole, only the software and software-related elements are included within the scope of SOP 97-2. Software-related elements include software-related products and services such as those listed in paragraph 9 of SOP 97-2, as well as other deliverables for which the software is essential to their functionality. EITF Issue No. 03-05 is effective for revenue arrangements entered into in fiscal periods beginning after August 13, 2003. The adoption of EITF Issue No. 03-05 did not have an impact on the Company's financial position or results of operation.


2.   COMMITMENTS AND CONTINGENCIES
     -----------------------------
     From time to time the Company may be involved in litigation that arises in the normal course of business operations. As of the date of this report, the Company is not a party to any litigation that it believes could reasonably be expected to have a material adverse effect on its business or results of operations.

     In July 2004 the Company received correspondence from a terminated employee's legal counsel regarding the circumstances involved with the termination of employment. While the Company believes the assertions in the correspondence are without merit and no formal claim or litigation has been brought against the Company as of the date of this report, any litigation that might arise in connection with this matter could involve significant costs of defense, risks and uncertainties. Similarly, if the Company were to reach a settlement arrangement with this former employee the cost could be significant.

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


Item 2.  Management's Discussion and Analysis or Plan of Operation.


The following discussion and analysis of the financial condition and results of operations for InfoNow should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere in this report. This discussion contains statements that are not historical fact. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our industry and business and include statements about markets for our software and services, planned development of products and anticipated expense and revenue levels. These forward-looking statements contain words such as "anticipate", "believe", "plan", "expect," "intends," "predicts," or similar language. These forward-looking statements are made subject to the Private Securities Litigation Reform Act of 1995 and are subject to business and economic risks. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of many factors, including those set forth in this discussion and in other documents we have filed with the Securities and Exchange Commission.

General Information and Overview

InfoNow provides Channel Insight and Channel Management solutions, in the form of software and services, to companies that sell their products through complex networks of distributors, dealers, resellers, retailers, agents or branches (i.e., "channel partners"). Companies use our software and services to collaborate with their channel partners to create demand, increase revenues, lower operating costs and maximize the return on investment of their channel strategies. Our clients are generally companies with extensive channel partner networks, and include companies such as Apple, Avaya, Bank of America, Hewlett-Packard, Lexmark, Maytag, The Hartford, Visa, Vision Service Plan (VSP) and Wachovia Corporation.

As of June 30, 2004, we had 42 managed services clients, which is consistent with the number of clients we reported as of June 30, 2003. We have and may continue to experience decreases in our client count for various reasons, including client consolidation. However, the new clients we have added since June 30, 2003, primarily through sales of our Channel Insight solution, have offset any client losses. While our client count remained flat, our contracted managed service fees, which include fees that are currently in a month-to-month contract status, increased from $790,000 as of June 30, 2003, to $814,000 as of

June 30, 2004. This was primarily due to sales of our Channel Insight solution through contracts that contained managed service fees in excess of those managed service fees lost through client contract terminations and renewals at reduced rates.

We have experienced extended sales cycles in recent years, which we believe were caused primarily by the following factors: i) there has been a general decline in IT spending in recent years and our past efforts to sell enterprise-level solutions, which typically require a significant financial commitment on the part of the customer, were inconsistent with this trend; ii) the market for Channel Insight solutions is at an early stage of adoption; and iii) we are susceptible to competitive threats such as clients or prospective clients outsourcing certain IT functions to other countries in an effort to reduce costs, as well as companies attempting to implement in-house solutions similar to those that we provide.

In an effort to accelerate the sales cycle for Channel Insight we developed a modular delivery model for this solution during the third quarter of 2003, wherein a prospective customer can access distinct modules related to specific business needs at lower introductory price points, and add other applications incrementally. Additionally, we are working on building leveraged access to customers through strategic partner relationships, and are jointly engaging in early stage selling activities with one potential partner.

Our Channel Insight solution consists of a platform, a data collection solution and six separate modules, as discussed on the Company's website at www.infonow.com. As a result of implementing this tiered delivery model and other ongoing sales efforts we signed a number of new Channel Insight agreements in the first half of 2004 and experienced a significant increase in sales relative to the first half of 2003. However, during the three months ended June 30, 2004, our sales levels declined relative to the three months ended June 30, 2003.

Personnel-related costs (1) comprised approximately 79% and 78% of our total costs in the second quarter of 2004 and 2003, respectively. Because salaries and related costs are a significant portion of our overall costs, variation in the need for technical personnel based on the demand for our solutions, as well as fluctuations in the cost of attracting and retaining qualified technical personnel, can significantly impact our operating results.

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

During the third and fourth quarters of this year we expect to add headcount in the areas of services and development to more aggressively position for growth. We want to ensure that we have the necessary resources to implement new and expand existing clients, support strategic partnerships as they develop, as well as position the company to become a leader in our industry.

--------------------
(1) Personnel-related costs: Includes salaries, vacation, fringe benefits, payroll taxes and personnel support costs such as office supplies for employees.

We expect that these actions will increase our costs more quickly than our revenues in the near-term.

Critical Accounting Policies

We believe the following accounting policies, which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. We believe that the following description represents our critical accounting policies and estimates used in the preparation of our financial statements.

Revenue Recognition

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

We offer our solutions to clients in two forms. The first (and historical) method utilizes an application service provider, or ASP, model. Under this business model we sell the right to use our software for the term of a specific agreement, and we implement and host that solution to meet specific client requirements. Accordingly, we charge the client an implementation fee, a managed service fee and, in many cases, variable monthly fees. The implementation fee and related direct costs are deferred and recognized ratably over the longer of the expected customer life or contract term in accordance with SAB 104. Because most of our initial sales contracts range from one to three years in duration, the customer life is typically the longer deferral period and is estimated to be three years. This estimate is based on a number of factors, including customer turnover, the rate of change for the technology underlying our solutions and the expectation that our customers will continue to convert from the ASP model to our license-hosted model, under which software, implementation fees and direct costs are not deferred, but are recognized on a percentage of completion basis in accordance with ARB No. 45 and SOP 81-1. We evaluate the estimate of a customer life on an ongoing basis in consideration of these factors and the estimate of three years has remained constant since the adoption of SAB 104. If, based upon our evaluations, the estimate of a customer life were to increase, deferred revenue balances would be recognized over a longer time period. A reduction in the estimate of a customer life would, conversely, result in accelerated recognition of deferred revenues relative to prior years. Because our deferred revenues balances have declined as a result of our selling more licensed solutions, this estimate has decreased in significance relative to prior years. We expect to continue selling primarily licensed solutions, therefore, we anticipate that the estimate of a customer life will continue to decrease in significance in future periods. Revenue from managed service fees and variable monthly fees is recognized as services are performed.

The second method of delivering our software and services is via a license-hosted model. We began offering this model in 2001 and it has become our predominant business model. Under this model, we sell our clients a perpetual license for our software. They can install our software on their own in-house systems, or, as is most often the case, we will host the software and perform related services under a managed services agreement.

Sales of our solutions under the license-hosted model typically include a software license fee, an implementation fee, a software maintenance fee, a managed service fee and, in many cases, variable monthly fees. We establish vendor specific objective evidence, or "VSOE," of fair value for the software maintenance fee and managed service fee elements of a contract based on the following two considerations: 1) they are sold independently of the other elements in a contract, and independently of each other; and 2) these services generally are, and have historically been, renewed in subsequent years (independent of the other elements) at the same fees, or the current market value of those fees, charged when all elements are sold together. Therefore, the VSOE of fair value for each of such services can be properly determined by reference to the applicable customers' contractual fee rates relating to those services. We are not, however, currently able to establish VSOE of fair value for the software license and implementation fee elements of our contracts. Therefore, we use the residual value method to recognize revenue in accordance with SOP 97-2. Using this method, revenue from the managed service and software maintenance elements of a contract is recognized ratably over the term of the managed service arrangement and the software maintenance arrangement, respectively. Since we are currently unable to establish VSOE of fair value for the software license fee and implementation fee components of a contract and our installation services are essential to the functionality of the software, we apply contract accounting to both the software and implementation elements of the arrangement in accordance with ARB No. 45 and SOP 81-1. Accordingly, license and implementation revenues are recognized on a percentage of completion basis. In the future, if we are able to establish VSOE of fair value for the software license and implementation elements of our solutions, license fees will generally be recognized at the time of contract signing, assuming all revenue recognition criteria are met, instead of on a percentage of completion basis. As changes occur in our estimate of completion percentage, revenue recognition is adjusted accordingly. Our estimate of completion percentage is based on the ratio of the actual effort spent on a project as of the financial statement date to the estimate of total effort to complete the implementation. Fluctuations in the estimate of total effort to complete an implementation can significantly impact revenue recognition on a project in a given period. The estimate of total effort to complete an implementation involves significant judgment regarding the time required to perform the tasks associated with a project, such as coding and testing the solution. In many cases, our estimates are based on past experience; however, because certain of our solutions are in an early stage of development and in most cases involve client-specific configuration and/or customization, we may not always have direct past experience to draw from, which could result in increased volatility in the estimate of effort to complete an implementation. In addition, implementing our solutions generally involves a high degree of interaction with our clients; therefore, the level of client personnel's technical understanding and changes in a client's requirements or expectations can also affect the estimate of effort to implement a solution. However, we believe our prior experience in developing and implementing complex solutions provides an appropriate basis for developing our estimates. Revenue from variable monthly fees is recognized as services are performed.

We have historically sold our solutions primarily through direct sales efforts and reseller channels When we sell solutions through a reseller channel we recognize revenue consistent with the methods described above.

The following table summarizes the distribution of our employees as of June 30, 2004 and June 30, 2003:

                                                June 30, 2004     June 30, 2003

Staff related to the Cost of Revenues                68                 86
Selling and Marketing                                10                 17
Product Development                                   6                 15
General and Administrative                           11                 12
                                                   ----               ----
   Total Employees                                   95                130

Included in the table above are 75 full-time employees, 18 temporary employees and 2 part-time employees at June 30, 2004, and 106 full-time employees and 24 temporary employees at June 30, 2003.


The following table summarizes the Company's results of operations for the periods indicated (amounts in thousands):

                                        Three Months Ended June 30,
                                          2004               2003               Change               %Change
                                         -------            -------             ------               -------
REVENUES:

Software license fees                    $    21            $     3            $    18                 600%
Implementation fees
                                             379                394                (15)                 (4%)
Monthly service fees & software
   maintenance fees                        2,403              2,509               (106)                 (4%)
Other fees                                    19                 19               --                  --
                                         -------            -------            -------
       Total revenues                      2,822              2,925               (103)                 (4%)

COST OF REVENUES                           1,368              1,469               (101)                 (7%)
                                         -------            -------            -------

GROSS MARGIN                               1,454              1,456                 (2)                 (0%)





                                        Three Months Ended June 30,
                                          2004               2003               Change               %Change
                                         -------            -------             ------               -------

OPERATING EXPENSES:
Selling and marketing                        538                652               (114)                (17%)
Product development                          186                336               (150)                (45%)
General and administrative                   636                717                (81)                (11%)
                                         -------            -------            -------
       Total operating expenses            1,360              1,705               (345)                (20%)
                                         -------            -------            -------

INCOME (LOSS) FROM OPERATIONS                 94               (249)               343                 138%

OTHER INCOME (EXPENSE):
Interest income                                6                  6               --                  --
Interest expense                              (2)                (5)                 3                  60%
                                         -------            -------            -------
       Total other income (expense)            4                  1                  3                 300%
                                         -------            -------            -------

NET INCOME (LOSS)                        $    98            $  (248)           $   346                 140%
                                         =======            =======            =======


Results of Operations

Comparison of the Three Months Ended June 30, 2004 with the Three Months Ended June 30, 2003.

Revenues: Our revenues consist primarily of implementation fees, software license fees and monthly service fees from new and existing customers. Total revenues decreased by $103,000 or 4%, to $2,822,000 for the three months ended June 30, 2004, from $2,925,000 for the three months ended June 30, 2003.

Monthly Service Fees and Software Maintenance Fees - Monthly service fees and software maintenance fees were $2,403,000 during the second quarter of 2004, a decrease of $106,000, or 4%, from $2,509,000 in the second quarter of 2003. The decrease is primarily due to a $124,000 reduction in service fees as a result of client contract terminations. In addition, we experienced a $106,000 reduction in variable monthly fees related to one client whose system usage was lower in the second quarter of 2004 than in the second quarter of 2003. These reductions were partially offset by $124,000 of monthly service fee increases primarily associated with new Channel Insight solutions that were sold in the fourth quarter of 2003 and the first quarter of 2004. Monthly service fees and software maintenance fees comprised 85% of total revenue during the three months ended June 30, 2004, compared to 86% during the three months ended June 30, 2003.

Implementation Fees - Revenues generated from implementation fees during the three months ended June 30, 2004 decreased by $15,000, or 4%, to $379,000 from $394,000 during the three months ended June 30, 2003. The decrease in implementation fees is primarily attributable to attaining lower levels of completion percentage on existing Channel Insight projects in the second quarter of 2004 compared to the second quarter of 2003. The reduction in completion levels was driven mainly by client needs and requirements.

Software License Fees - Software license fees were $21,000 in the second quarter of 2004, an increase of $18,000 from the $3,000 of license fees during the second quarter of 2003. This increase in license fees is primarily attributable to an increase in the sales of our Channel Insight solutions to new clients during the first quarter of 2004. Since the implementation associated with these solutions continued into the second quarter of 2004, a portion of the revenue was recognized during that period in accordance with our revenue recognition policy described above. Software license fees represented approximately 1% of total revenue during the three months ended June 30, 2004, and less than 1% of revenue during the three months ended June 30, 2003. We anticipate that more contracts will be executed under license-hosted arrangements going forward. Therefore, we expect that our software license fees will increase in the future.

Other Fees - Other fees were $19,000 during the second quarter of 2004, as well as during the second quarter of 2003. The revenue we recognize from these fees is driven primarily by the number of contracts with charges for voice recordings, faxes, geocoding and telecommunications charges, as well as interactive voice response transaction volume.

Through June 30, 2004, we have recognized total revenue of $9,232,000 on the $10,133,000 Channel Insight contract we entered into with our largest customer in the second quarter of 2001, consisting of $7,889,000 in managed service fees, $1,072,000 in implementation fees and $271,000 in software license fees. The unrecognized balance of $901,000 under this contract consists of managed service fees that we expect to recognize over the period from July 1, 2004 through October 31, 2004 as we perform services. In addition, as a result of expanding the services we provide in conjunction with this client's Channel Insight solution we expect to recognize in approximately equal monthly installments an aggregate of an additional $581,000 of managed service fees during the period from July 1, 2004 through October 31, 2004, and $696,000 during the period from November 1, 2004 through October 31, 2005 as we perform services through the respective terminations of these agreements. For a further discussion of potential risk associated with this contract see "Related Business Risks and Assumptions."

Cost of Revenues: Our cost of revenues includes technical personnel salaries and related personnel costs, data royalties, depreciation for server equipment, reimbursable expenses such as telecommunications and contract labor related to specific projects, co-location facility fees and other direct costs related to operating our data centers, as well as the recognition of previously deferred implementation expenses. Cost of revenues was 48% of revenues in the second quarter of 2004 and 50% during the second quarter of 2003. Total cost of revenues decreased $101,000 to $1,368,000 during the three months ended June 30, 2004 from $1,469,000 during the three months ended June 30, 2003. This was primarily due to an $89,000 reduction in personnel and personnel support costs primarily as a result of the cost reduction measures taken during the third quarter of 2003 and attrition in our technical staff. The decrease in personnel costs is net of $93,000 of severance and benefit continuation expense associated with the termination of our Executive Vice President, Development and Services in the second quarter of 2004. Our data center costs have also decreased $52,000 mainly due to lower data royalty costs associated with the transition to a new provider for certain of the data used in delivering our solutions. The reductions in cost of sales associated with personnel costs and data center expenses were partially offset by a $15,000 increase in bad debt expense due to an increase in the estimate of our accounts receivable that we believe have a high likelihood of being uncollectible. The remaining $25,000 increase in our cost of sales was mainly because of an increase in contract labor costs largely due to the attrition in our technical staff.

Operating Expenses:

Selling and Marketing Expenses - Selling and marketing expenses consist of sales, pre-sales, marketing and business development personnel costs and related expenses, travel and entertainment, sales commissions, and advertising and promotion costs. These costs decreased to 19% of revenues during the three months ended June 30, 2004 from 22% of revenues during the three months ended

June 30, 2003. The total amount of selling and marketing expenses decreased by $114,000, or 17%, to $538,000 during the three months ended June 30, 2004 from $652,000 during the three months ended June 30, 2003. The change is primarily attributable to a $141,000 decrease in personnel and personnel support costs partly as a result of attrition related to our sales and marketing staff and partly due to the cost savings measures taken during the third quarter of 2003. We also experienced an $11,000 decrease in trade show expenses. The decreases in sales and marketing expenses associated with personnel costs and trade show expenses were partially offset by a $31,000 increase in commissions, which was partly due to incremental commissions for our Executive Vice President of Sales, Marketing and Business Development and partly due to significant commission expense recognition in the second quarter of 2004 associated with sales of our Channel Insight solutions in the first quarter of 2004. Since commission expense for our sales executives is generally recognized when revenue for the related solution is recognized, a portion of the commission expense associated with first quarter sales was recognized in the second quarter as implementation of the solutions took place. In addition, contract labor costs increased $7,000 primarily as a result of costs associated with redesigning our website.

Product Development Expenses - Product development expenses consist of time spent on development of our Channel Insight and Channel Management software that is not specifically associated with a client contract. Product Development expenses are primarily made up of salaries and related costs. For the three months ended June 30, 2004, product development expenses decreased $150,000, or 45%, to $186,000 from $336,000 during the three months ended June 30, 2003. This change was primarily due to a reduction in personnel and personnel support costs partly as a result of allocating more of our existing resources to support implementation efforts, as well as the cost reduction measures taken during the third quarter of 2003.

General and Administrative Expenses - General and administrative expenses relate to the personnel costs of our executive management, finance, investor relations, human resources and other corporate functions, general expenses such as legal and accounting fees, insurance and costs related to our facilities. These costs decreased to 23% of revenues for the three months ended June 30, 2004, from 25% of revenues for the three months ended June 30, 2003. The total amount of general and administrative costs over the same period decreased $81,000, or 11%, to $636,000 during the second quarter of 2004 from $717,000 during the second quarter of 2003. The decrease was primarily attributable to a $62,000 reduction in professional fees primarily due to recruiting fees incurred during the second quarter of 2003 related to the hiring of our Executive Vice President of Sales, Marketing and Business Development, as well as lower legal and accounting fees. We also experienced a $38,000 reduction in our facilities costs, which was mainly due to lower depreciation expense since many of our older assets are now fully depreciated. We also wrote off certain office lease deposits in the second quarter of 2003, which caused rent expense to be higher during that period than in the second quarter of 2004. The decreases in general and administrative expenses associated with professional fees and facilities costs were partially offset by a $12,000 increase in personnel related costs mainly due to salary increases for corporate personnel. In addition, Board of Directors expenses increased $10,000 as a result of a new Board of Directors compensation plan that was implemented beginning in 2004.

In the future, we expect that our head count levels, and related costs, in all functional areas will change commensurate with our needs as we execute against our business strategy.

Other Income/Expense: We had net other income of $4,000 during the three months ended June 30, 2004, compared to net other income of $1,000 for the three months ended June 30, 2003. The increase of $3,000 is primarily attributable to lower interest expense due to a reduction in our capital lease obligations.

Net Income/Loss: Net income for the three months ended June 30, 2004 was $98,000 compared to net loss of $248,000 for the three months ended June 30, 2003, a $346,000 improvement. This increase is primarily attributable to a $446,000, or 14%, reduction in total costs and a $3,000 increase in other income, which were partially offset by a $103,000, or 4%, decrease in total revenues for the three months ended June 30, 2004, compared to the three months ended June 30, 2003, as discussed above in this Item 2.








The following table summarizes the Company's results of operations for the periods indicated (amounts in thousands):

                                           Six Months Ended June 30,

                                           2004                2003             Change                %Change
                                          -------            -------            ------                -------
REVENUES:
Software license fees                     $   139            $    78            $    61                 78%
Implementation fees                           947              1,585               (638)               (40%)
Monthly service fees & software
   maintenance fees                         4,698              4,846               (148)                (3%)
Other fees                                     37                 51                (14)               (27%)
                                          -------            -------            -------
       Total revenues                       5,821              6,560               (739)               (11%)

COST OF REVENUES                            2,683              3,054               (371)               (12%)
                                          -------            -------            -------

GROSS MARGIN                                3,138              3,506               (368)               (10%)

OPERATING EXPENSES:
Selling and marketing                       1,125              1,292               (167)               (13%)
Product development                           444                695               (251)               (36%)
General and administrative                  1,363              1,485               (122)                (8%)
                                          -------            -------            -------
       Total operating expenses             2,932              3,472               (540)               (16%)
                                          -------            -------            -------

INCOME FROM OPERATIONS                        206                 34                172                506%

OTHER INCOME (EXPENSE):
Interest income                                11                 12                 (1)                (8%)
Interest expense                               (5)               (10)                 5                 50%
                                          -------            -------            -------             -------
       Total other income (expense)             6                  2                  4                200%
                                          -------            -------            -------             -------

NET INCOME                                $   212            $    36            $   176                489%
                                          =======            =======            =======             =======

Results of Operations

Comparison of the Six Months Ended June 30, 2004 with the Six Months Ended June 30, 2003.

Revenues: Total revenues decreased by $739,000 or 11%, to $5,821,000 for the six months ended June 30, 2004, from $6,560,000 for the six months ended June 30, 2003.

Monthly Service Fees and Software Maintenance Fees - Monthly service fees and software maintenance fees were $4,698,000 during the six months ended June 30, 2004, a decrease of $148,000, or 3%, from $4,846,000 during the six months ended June 30, 2003. The decrease is primarily due to a $282,000 reduction in service fees as a result of client contract terminations. This reduction was partially offset by a $93,000 increase in monthly service fees associated with new Channel Insight solutions that were sold in the fourth quarter of 2003 and the first quarter of 2004. The remaining $41,000 increase in service fees was generated primarily by an increase in variable monthly fees for a Channel Management client whose system usage increased in 2004. Monthly service fees and software maintenance fees comprised 81% of total revenue during the six months ended June 30, 2004, compared to 74% during the six months ended June 30, 2003.

Implementation Fees - Revenues generated from implementation fees during the six months ended June 30, 2004 decreased by $638,000, or 40%, to $947,000 from $1,585,000 during the six months ended June 30, 2003. The decrease in implementation fees is primarily attributable to a $753,000 decrease in the recognition of previously deferred implementation fees from $783,000 during the six months ended June 30, 2003 to $30,000 during the six months ended June 30, 2004. This change is mainly due to the recognition of $587,000 of implementation fees for our largest client in the first quarter of 2003 that were deferred in previous years under the ASP model. During the first quarter of 2003, this client converted the term licenses related to its Referral/Locator and Lead Generation and Management solutions to perpetual licenses, which required the recognition of previously deferred implementation fees. In addition, implementation fees in the first half of 2003 contained recognition of previously deferred revenue associated with the adoption of SAB 104. Revenue recognition associated with the adoption of SAB 104 was completed at the end of 2003, therefore, we experienced a reduction in the first half of 2004. The decrease in implementation fee revenue associated with the recognition of previously deferred revenue was partially offset by a $115,000 increase in revenue recognition caused primarily by an increase in the sales of our Channel Insight solution to new clients during the fourth quarter of 2003 and the first quarter of 2004.

Software License Fees - Software license fees were $139,000 in the first half of 2004, an increase of $61,000 from the $78,000 of license fees during the first half of 2003. This increase in license fees is primarily attributable to an increase in the sales of our Channel Insight solutions to new clients during the fourth quarter of 2003 and the first quarter of 2004. Software license fees represented approximately 2% of total revenue during the six months ended June 30, 2004, compared to 1% of revenue during the six months ended June 30, 2003.

Other Fees - Other fees decreased by $14,000, or 27%, to $37,000 during the six months ended June 30, 2004, from $51,000 during the six months ended June 30, 2003. The decrease in other revenues is attributable to a decrease in the number of contracts with charges for voice recordings, faxes, geocoding and telecommunications charges, as well as a reduction in interactive voice response transaction volume and negotiated rate reductions in our telecommunications charges.

Cost of Revenues: Cost of revenues was 46% of revenues in the first half of 2004 compared to 47% for the first half of 2003. Total cost of revenues decreased $371,000 to $2,683,000 during the six months ended June 30, 2004 from $3,054,000 during the six months ended June 30, 2003. This was primarily due to a $243,000 reduction in personnel and personnel support costs primarily as a result of the cost reduction measures taken during the third quarter of 2003, as well as attrition in our technical staff. The decrease in personnel costs is net of $93,000 of severance and benefit continuation expense associated with the termination of our Executive Vice President, Development and Services in the second quarter of 2004. Recognition of implementation expense on contracts that were deferred in previous periods under ASP arrangements also decreased by $78,000 mainly due to the recognition of implementation expense in the first quarter of 2003 as a result of the conversion of our largest customer from the ASP model to the license-hosted model. We also experienced a $62,000 reduction in our data center costs mainly due to a decline in depreciation expense as many of our older assets are now fully depreciated. In addition, data royalties expense decreased primarily as a result of the transition to a new provider for certain of the data used in delivering our solutions. The reductions in cost of sales associated with personnel costs, deferred implementation expense recognition and data center costs were partially offset by a $5,000 increase in bad debt expense due to an increase in the estimate of our accounts receivable that we believe have a high likelihood of being uncollectible. The remaining $7,000 increase in cost of sales was primarily due to an increase in contract labor costs largely as a result of the attrition in our technical staff.

Operating Expenses:
-------------------

Selling and Marketing Expenses - Selling and marketing expenses decreased to 19% of revenues during the six months ended June 30, 2004 from 20% of revenues during the six months ended June 30, 2003. The total amount of selling and marketing expenses decreased by $167,000, or 13%, to $1,125,000 during the six months ended June 30, 2004 from $1,292,000 during the six months ended June 30, 2003. The change is primarily attributable to a $268,000 decrease in personnel and personnel support costs partly as a result of attrition related to our sales and marketing staff and partly due to the cost savings measures taken during the third quarter of 2003. We also experienced an $11,000 decrease in trade show expenses and a $10,000 reduction in public relations and advertising and promotion consulting costs. The decreases in our selling and marketing expenses associated with personnel costs, consulting expenses and trade show expenses was partially offset by a $119,000 increase in commission expense as a result of an increase in the sales of our solutions, as well as incremental commissions for our Executive Vice President of Sales, Marketing and Business Development. The remaining $3,000 increase in our selling and marketing expenses was due to an increase in travel and entertainment costs.

Product Development Expenses - For the six months ended June 30, 2004, product development expenses decreased $251,000, or 36%, to $444,000 from $695,000 for the six months ended June 30, 2003. This change was primarily due to a reduction in personnel and personnel support costs as a result of allocating more of our existing resources to support implementation efforts, as well as the cost reduction measures taken during the third quarter of 2003.

General and Administrative Expenses - General and administrative expenses were 23% of revenues for the six months ended June 30, 2004 and 2003. The total amount of general and administrative costs decreased $122,000, or 8%, to $1,363,000 during the first half of 2004 from $1,485,000 during the first half of 2003. The decrease was primarily attributable to a $70,000 reduction in our facilities costs, which was mainly due to lower depreciation expense and property taxes since many of our older assets are now fully depreciated. We also wrote off certain office lease deposits in the second quarter of 2003, which caused rent expense to be higher during the first half of 2003 than in the first half of 2004. In addition, we experienced a $66,000 reduction in professional fees primarily due to recruiting fees incurred during the first half of 2003 related to the hiring of our Executive Vice President of Sales, Marketing and Business Development. Our insurance costs also decreased $5,000 due to a reduction in the cost of our commercial insurance policy. The decreases in general and administrative expenses associated with facilities costs, professional fees and insurance costs were partially offset by a $19,000 increase in Board of Directors expenses as a result of a new Board of Directors compensation plan that was implemented beginning in 2004.

Other Income/Expense: We had net other income of $6,000 during the six months ended June 30, 2004, compared to net other income of $2,000 for the six months ended June 30, 2003. The increase of $4,000 is primarily attributable to lower interest expense due to a reduction in our capital lease obligations. The reduction in interest expense was partially offset by lower interest income on cash and cash equivalents resulting from lower interest rates during the first half of 2004 relative to the first half of 2003.

Income Taxes: InfoNow has paid no income taxes since its inception and has not recorded a benefit for income taxes due to valuation allowances provided against net deferred tax assets, which consist primarily of operating loss carryforwards.

Net Income/Loss: Net income for the six months ended June 30, 2004 was $212,000 compared to net income of $36,000 for the six months ended June 30, 2003, a $176,000 increase. This increase is primarily attributable to a $911,000, or 14%, decrease in total costs and a $4,000 increase in other income, which were partially offset by a $739,000, or 11%, decrease in total revenue for the six months ended June 30, 2004, compared to the six months ended June 30, 2003, as discussed above in this Item 2.

Liquidity and Capital Resources

InfoNow has financed its operations primarily through the placements of private equity securities and, to a lesser extent, through borrowing and equipment leasing arrangements. We have received a total of approximately $13,800,000 from private offerings and have received an additional $3,556,000 from the exercise of stock options and warrants since we began offering our Enterprise Channel Management solutions in 1995. We also have a bank credit facility with both a $1,000,000 revolving line of credit to support our future operating needs and a $1,000,000 equipment facility to support our future investing needs. The bank credit facility requires that we meet various covenants. We have failed to meet certain of the financial covenants in the past; however, we have obtained waivers for all instances of non-compliance. We are not permitted to draw on the bank credit facility if we are out of compliance with any of the covenants. As of the date of this report we are in compliance with all covenants and we have no outstanding debt under this facility. The interest rate on the revolving line of credit is the prime rate plus 1 percent, and the interest rate on the equipment facility is the U.S. Treasury note yield to maturity for a term equal to 36 months as quoted in the Wall Street Journal plus 587 basis points.

We had cash and cash equivalents of $4,216,000 at June 30, 2004, compared to $2,679,000 at June 30, 2003. Our total cash flow for the six months ended June 30, 2004 was $917,000 compared to $189,000 for the six months ended June 30, 2003. The increase of $728,000 was due in part to a $459,000 increase in cash provided by our financing activities primarily as a result of an increase in stock option exercises in 2004. In addition, cash provided by operating activities increased $276,000 mainly due to reductions to our cost structure in the first half of 2004 compared to the first half of 2003. The increases in cash flow associated with our financing and operating activities was partially offset by a $7,000 increase in cash used in investing activities due to an increase in purchases of property and equipment for our data centers and corporate office. The changes in our total cash flow for the first half of 2004 compared to the first half of 2003 are discussed below in more detail.

Net cash generated by operating activities during the six months ended June 30, 2004, was $661,000, compared to $385,000 during the six months ended June 30, 2003. The increase of $276,000 is generally due to lower overall costs. More specifically, the increase in cash generated by operating activities is attributable primarily to a $970,000 change in deferred revenue. This change was driven primarily by the recognition of previously deferred implementation fees in the first quarter of 2003 because our largest client obtained perpetual licenses for its Referral/Locator and Lead Generation and Management solutions during 2003, which required the recognition of the deferred implementation fees associated with those solutions. In addition, recognition of previously deferred revenue associated with the adoption of SAB 104 decreased in 2004. We also experienced a $176,000 increase in net income mainly as a result of reductions in our cost structure. Accounts payable also increased $172,000 primarily as a result of increases in accruals for severance expense and data royalties in 2004. In addition, our bad debt expense increased $23,000 due to an increase in the estimate of our accounts receivable that we believe have a high likelihood of being uncollectible. The changes in operating cash flow associated with deferred revenue, net income, accounts payable and bad debt expense were partially offset by a $723,000 change in accounts receivable, which was driven primarily by an increase in sales in the first half of 2004 compared to the first half of 2003. Payroll related and other liabilities also decreased by $203,000 mainly because of the reductions in our cost structure, and depreciation and amortization declined by $125,000 since many of our data center and corporate office assets have become fully depreciated without proportionate asset purchases. We also experienced a $12,000 decrease associated with a stock option compensation charge that occurred in the first half of 2003. The remaining $2,000 decrease in cash flows was due to changes in other assets and deferred charges.

Cash used in investing activities increased to $157,000 for the six months ended June 30, 2004 compared to $150,000 for the six months ended June 30, 2003. The change of $7,000 is due to an increase in purchases of computer hardware and software for our data centers and corporate office. We have plans to increase our capital expenditures throughout the remainder of 2004 primarily to upgrade or replace existing data center hardware and software, as well as to add new equipment to support anticipated growth in our customer base.

Net cash provided by financing activities during the first half of 2004 was $413,000 compared to cash used in financing activities of $46,000 during the first half of 2003. The increase of $459,000 was caused primarily by a $447,000 increase in cash received from stock option exercises, as well as a $12,000 decrease in principal payments on debt obligations due to the reduction in our capital lease liabilities.

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





The following table summarizes the Company's contractual payments and obligations by period (amounts in thousands):

Contractual Obligations                                        Payment Due by Period
                                          Total         Less Than 1        1-3            4 - 5           After 5
                                                           year           years           years            years
Capital Lease Obligations                 $   97          $   78          $   19          $ --            $ --
Operating Leases                           1,461             353             986             122            --
Minimum Royalties                            147              12              24              24              87
Total Contractual Cash Obligation         $1,705          $  443          $1,029          $  146          $   87


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

In August 2003, the EITF reached a consensus on Issue No. 03-05, Software Revenue Recognition, Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables. The adoption of EITF Issue No. 03-05 did not have an impact on our financial position or results of operation.

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

In March 2004 the Financial Accounting Standards Board ("FASB") issued an Exposure Draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95, which proposes a change in accounting for stock-based compensation to replace existing guidance under SFAS No. 123 and APB No. 25 and require companies to treat share-based compensation the same as other forms of compensation by recognizing the related cost in the company's income statement. We do not currently recognize an expense in our income statement for stock-based compensation issued to our employees and directors. If we are required to do so in the future, we believe it would have a material adverse impact on our results of operations.

The $10,133,000 Channel Insight contract we entered into with our largest customer in 2001 and certain of the expanded managed services arrangements associated with that contract, which collectively represent $313,000 of our monthly contracted managed service fees, expire on October 31, 2004. One other managed services agreement related to that contract, which represents $58,000 of our monthly contracted managed service fees, expires on October 31, 2005. Together these agreements comprise $371,000, or 82%, of the Company's $453,000 of total monthly service fees from this customer. These agreements represent a substantial portion of our revenues, net income and cash flow. We believe this customer is evaluating alternative solutions to the ones we provide under these agreements. While we are seeking to renew or modify and extend these agreements and enter into new agreements with this client, there can be no assurances that we will be able to do so. If we are unable to renew or extend these arrangements or enter into new arrangements under terms acceptable to us, or replace the revenue attributable to this business through increased sales to other new or existing customers, our financial condition and results of operations would be materially adversely affected.

In July 2004 we received correspondence from a terminated employee's legal counsel regarding the circumstances involved with the termination of employment. While we believe the assertions in the correspondence are without merit and no formal claim or litigation has been brought against us as of the date of this report, any litigation that might arise in connection with this matter could involve significant costs of defense, risks and uncertainties. Similarly, if we were to reach a settlement arrangement with this former employee the cost could be significant.

For a more comprehensive discussion of the risk factors associated with our business, please refer to the section entitled "Related Business Risks and Assumptions:" beginning on page 29 of our Annual Report filed with the Securities and Exchange Commission on Form 10-KSB for the fiscal year ended December 31, 2003.


Item 3.    Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2004, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2004, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Securities Holders

     The Company held its annual meeting of stockholders on May 14, 2004. In connection with the annual meeting, pursuant to Regulation 14A under the Securities Act of 1934, we furnished our stockholders with a definitive proxy statement with respect to the matters acted upon. At the meeting, four directors were re-elected to their positions to serve until the next annual meeting of our stockholders or until their successors are elected and have qualified. The following votes were cast with respect to the election of directors:

                                                For                  Withheld

         Michael W. Johnson                  9,176,884                42,832
         Duane Wentworth                     9,177,601                42,115
         Jeffrey Peotter                     9,179,161                40,555
         Allan Spies                         9,178,701                41,015

     The Company also submitted one additional proposal for shareholder consideration, which was approved:

     Proposal #2:

     Ratification of the appointment of Deloitte & Touche, LLP as the independent auditors of the Company for the fiscal year ended December 31, 2004.

            For           Against         Abstain            Broker Non-Votes

         9,199,716         17,451          2,549                  0

Item 5. Other Information

     On May 19, 2004, the Company entered into a an eighteen month, with renewal features, reseller agreement. Under terms of this agreement, InfoNow has exclusive North American distribution rights for a data collection solution. This solution is currently being sold under the InfoNow brand as Channel Insight POS Connect.



Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         Exhibit Number    Exhibit Description
         --------------    -------------------

               31          Rule 13a-14(a)/15d-14(a) certifications

               32          Section 1350 certifications



     (b) Reports on Form 8-K.

          On April 28, 2004, the Company furnished a Form 8-K to the SEC under item 12 (Results of Operations and Financial Condition).

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   INFONOW CORPORATION



Date:  August 13, 2004              By: /s/ Michael W. Johnson
                                      -----------------------------------------
                                    Michael W. Johnson, Chief Executive Officer



Date                  Title                               Signature
----                  -----                               ---------



August 13, 2004       Chief Financial Officer and         /s/ Harold R. Herbst
                      Executive Vice President            ----------------------
                      (Principal Financial Officer)       Harold R. Herbst


August 13, 2004       Vice President, Controller and      /s/ James L. Medina
                      Treasurer                           ----------------------
                      (Principal Accounting Officer)      James L. Medina