Form 10QSB
period 2004-09-30
INFONOW CORP /
filed 2004-11-12
CIK 879684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

Commission File Number: 00-19813

InfoNow Corporation

(Exact name of small business issuer as specified in its charter)

Delaware	04-3083360

(State of Incorporation)	(I.R.S. Employer Identification No.)

1875 Lawrence Street, Suite 1100, Denver, Colorado 80202

(Address of principal executive offices)

303-293-0212

(Issuer’s telephone number)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

As of November 11, 2004, there were 9,978,626 shares of the Issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

INFONOW CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

INFONOW CORPORATION
BALANCE SHEET
(In Thousands, Except Share Information)
(Unaudited)

September 30,
2004
ASSETS
Current Assets:
Cash and cash equivalents	$3,944
Accounts receivable:
Billed, net of allowance of $31	1,336
Unbilled	131
Prepaid expenses and other current assets	462

Total current assets	5,873

Property and Equipment, net	499
Other Assets and Deferred Charges	13

Total Assets	$6,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Capital leases	$74
Accounts payable	523
Payroll related liabilities	352
Other liabilities	139
Short-term deferred revenues	972

Total current liabilities	2,060

Long-term deferred revenues	15
Deferred rent	167
Commitments and Contingencies (Note 2)
Stockholders’ Equity:
Preferred stock, $.001 par value; 1,712,335 shares authorized
Series A Convertible, 213,483 shares authorized, none issued and outstanding.	—
Series B Convertible Participating Preferred Stock, 550,000 shares authorized, none issued and outstanding.	—
Common stock, $.001 par value; 40,000,000 shares authorized; 9,969,759 issued and outstanding	10
Additional paid-in capital	40,058
Accumulated deficit	(35,925)

Total stockholders’ equity	4,143

Total Liabilities and Stockholders’ Equity	$6,385

See notes to the unaudited financial statements.

INFONOW CORPORATION
STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Information)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUES:
Service and other fees	$2,462	$2,440	$7,197	$7,337
Implementation fees	190	399	1,137	1,984
Software license fees	(3)	—	136	78

Total revenues	2,649	2,839	8,470	9,399

COST OF REVENUES	1,545	1,319	4,228	4,373

GROSS MARGIN	1,104	1,520	4,242	5,026
OPERATING EXPENSES:
Selling and marketing	487	552	1,612	1,844
Product development	216	328	660	1,023
General and administrative	763	561	2,126	2,046

Total operating expenses	1,466	1,441	4,398	4,913

INCOME (LOSS) FROM OPERATIONS	(362)	79	(156)	113
OTHER INCOME (EXPENSE):
Interest income	9	3	20	15
Interest expense	(2)	(4)	(7)	(14)

Total other income	7	(1)	13	1

NET INCOME (LOSS)	$(355)	$78	$(143)	$114

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(.04)	$.01	$(.01)	$.01
Fully diluted	$(.04)	$.01	$(.01)	$.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,961	9,325	9,898	9,320
Fully diluted	9,961	9,750	9,898	9,580

See notes to the unaudited financial statements.

INFONOW CORPORATION
STATEMENTS OF CASH FLOWS
(in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash Flows from Operating Activities:
Net income (loss)	$(143)	$114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	314	485
Allowance for bad debt	28	(11)
Loss on asset disposition	13	—
Stock based compensation	—	12
Changes in operating assets and liabilities:
Accounts receivable	25	715
Other current assets	150	284
Other assets and deferred charges	1	86
Accounts payable	338	28
Payroll related and other liabilities	(54)	65
Deferred revenue	(200)	(1,301)

Net cash provided by operating activities	472	477
Cash Flows from Investing Activities:
Purchase of property and equipment	(232)	(151)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	456	13
Principal payments on debt obligations	(51)	(54)

Net cash provided by (used in) financing activities	405	(41)

Net Increase in Cash and Cash Equivalents	645	285
Cash and Cash Equivalents, beginning of period	3,299	2,490

Cash and Cash Equivalents, end of period	$3,944	$2,775

Supplemental Cash Flow Information:
Cash paid for interest	$7	$12

See notes to the unaudited financial statements.

INFONOW CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Business Activity — Unless otherwise indicated, all references in this Form 10-QSB to “InfoNow,” the “Company,” “we,” or “our” refer to InfoNow Corporation. The Company was incorporated under the laws of the State of Delaware on October 29, 1990. The Company provides Channel Insight and Channel Management solutions, in the form of software and services, to companies that sell their products through complex networks of distributors, dealers, resellers, retailers, agents or branches (i.e., “channel partners”). Companies use InfoNow’s software and services to collaborate with their channel partners to create demand, increase revenues, lower operating costs, calculate sales commissions, and maximize the return on investment of their channel strategies.

The accompanying interim condensed financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of those of a normal recurring nature) necessary in order to make the financial statements not misleading. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s previous filings with the U.S. Securities and Exchange Commission.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the differences could be material. Significant estimates include the estimate of a customer life, over which deferred revenue and implementation expenses are recognized; the percentage of completion on customer contracts; the percentage of hours that technical staff devote to activities related to the cost of revenues versus product development activities, which drives the allocation of related costs; and the allowance for doubtful accounts.

Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents. The Company’s excess cash is maintained in a money market fund.

Property and Equipment — Property and equipment are stated at cost. Replacements, renewals and improvements are capitalized and costs for repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over estimated useful lives of three to five years.

During the third quarter of 2004 the Company elected to abandon the patent application process related to its proprietary e-commerce cataloging technology. Accordingly, the Company wrote off $13,000 in previously capitalized patent costs associated with this effort. This cost is reflected in the Company’s product development expenses. The Company continues to pursue patent protection for its Channel Insight technology and algorithms and expects that completing the patent process for this technology will take three to five years.

Revenue Recognition — The Company offers its software and services to clients in two forms. The first (and historical) method utilizes an application service provider, or ASP, model. Under this business model the Company sells the right to use its software for the term of a specific agreement, and it implements and hosts that solution to meet specific client requirements. Accordingly, the Company charges the client an implementation fee, a managed service fee and, in many cases, variable monthly fees. The implementation fee and related direct costs are deferred and recognized ratably over the longer of the expected customer life or contract term. Managed service fees and variable monthly fees are recognized as services are performed.

The second method of delivering our software and services is via a license-hosted model. Under this model, the Company sells its clients a perpetual license for its software. The client can install the software on their own in-house systems, or, as is most often the case, the Company will host the software and perform related services under a managed services agreement.

Sales of solutions under the license-hosted model typically include a software license fee, an implementation fee, a software maintenance fee, a managed service fee and, in many cases, variable monthly fees. The Company establishes vendor specific objective evidence, or VSOE, of fair value for the software maintenance fee and managed service fee elements of a contract based on the following two considerations: 1) they are sold independently of the other elements in a contract, and independently of each other; and 2) these services generally are, and have historically been, renewed in subsequent years (independent of the other elements) at the same fees charged when all elements are sold together. Therefore, the VSOE of fair value for each of such services can be properly determined by reference to the applicable customers’ contractual fee rates relating to those services. The Company is not, however, currently able to establish VSOE of fair value for the software license and implementation fee elements of its contracts. Therefore, it uses the residual value method to recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”). Using this method, revenue from the managed service and software maintenance elements of a contract is recognized ratably over the term of the managed service arrangement and the software maintenance arrangement, respectively. Since the Company is currently unable to establish VSOE of fair value for the software license fee and implementation fee components of a contract and the installation services are essential to the functionality of the software, the Company applies contract accounting to both the software license and implementation elements of the arrangement in accordance with Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts (“ARB 45”) and Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). Accordingly, license and implementation revenues are recognized on a percentage of completion basis. As changes occur in the estimate of completion percentage, revenue recognition is adjusted accordingly. The estimate of completion percentage is based on the ratio of the actual effort spent on a project as of the financial statement date to the estimate of total effort to complete the implementation. Losses are recognized immediately if projected direct costs exceed anticipated revenues. Revenue from variable monthly fees is recognized as services are performed.

The Company recognized $587,000 in previously deferred revenue during the first quarter of 2003 as a result of the Company’s largest client converting the term licenses related to its Referral/Locator and Lead Management solutions to perpetual licenses. During the third quarter of 2003, the Company recognized $135,000 in previously deferred revenue as a result of three clients converting their Referral/Locator solutions from an ASP arrangement to a license-hosted arrangement.

The Company has historically sold its solutions primarily through direct sales efforts; however, when the Company sells solutions through a reseller channel it recognizes revenue consistent with the methods described above.

Income Taxes — The Company accounts for its income tax assets and liabilities in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets are then reduced by a valuation allowance for amounts that do not satisfy the realization criteria of SFAS No. 109. As a result of the valuation allowance, the Company had no net deferred tax assets at September 30, 2004.

Stock Compensation Expense — The Company records its stock compensation expense in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123 specifies a fair value based method to measure compensation cost of issued stock options and similar instruments issued using a Black-Scholes model or other comparable method. However, the Company has elected an option under SFAS No. 123 that allows a company to continue to recognize compensation cost for employees and directors in accordance with the guidance in Accounting Principles Board No. 25 and disclose the pro forma results of operations as if SFAS No. 123 had been applied to the financial statements. Transactions in which the Company issues stock options or other equity instruments to acquire goods or services from non-employees are accounted for in accordance with SFAS No. 123. The Company accounts for stock compensation for employees via the intrinsic value method and for non-employees via the fair value method. The intrinsic value method results in no compensation expense for new stock option grants because the market value and strike price of the stock option grant are the same on the grant date. Had compensation cost for the Company’s plans been determined consistent with SFAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below:

	Three Months Ended September 30,
	2004	2003
	(In thousands, except per share amounts)
Net Income (Loss)
As reported	$(355)	$78
Add: Stock-based employee compensation expense included in reported net income, net of tax effect	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(417)	(288)

Pro forma	$(772)	$(210)

Earnings (loss) per share:
Basic and diluted-as reported	$(.04)	$.01
Basic and diluted-pro forma	$(.08)	$(.02)

	Nine Months Ended September 30,
	2004	2003
	(In thousands, except per share amounts)
Net Income (Loss)
As reported	$(143)	$114
Add: Stock-based employee compensation expense included in reported net income, net of tax effect	—	12
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(1,607)	(997)

Pro forma	$(1,750)	$(871)

Earnings (loss) per share:
Basic and diluted-as reported	$(.01)	$.01
Basic and diluted-pro forma	$(.18)	$(.09)

During the nine months ended September 30, 2004, the Company received $456,000 of proceeds from the exercise of 329,260 options by employees and former employees pursuant to the terms of the original options. During the nine months ended September 30, 2003, the Company received $12,600 of proceeds from the exercise of 13,417 options by employees and former employees pursuant to the terms of the original options.

Net Income (Loss) Per Common Share — Earnings per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic earnings per share (“EPS”) is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options, warrants outstanding and their equivalents are included in diluted earnings per share computations through the “treasury stock method” unless they are antidilutive.

The components of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,
	2004	2003
	(In thousands, except per share amounts)

Net income (loss) available for common shareholders (A)	$(355)	$78

Weighted average common shares outstanding (B)	9,961	9,325
Dilutive effect of employee stock based compensation	—	425

Common stock and common stock equivalents (C)	9,961	9,750

Earnings (loss) per share:
Basic (A/B)	$(.04)	$.01
Diluted (A/C)	$(.04)	$.01

	Nine Months Ended September 30,
	2004	2003
	(In thousands, except per share amounts)

Net income (loss) available for common shareholders (A)	$(143)	$114

Weighted average common shares outstanding (B)	9,898	9,320
Dilutive effect of employee stock based compensation	—	260

Common stock and common stock equivalents (C)	9,898	9,580

Earnings (loss) per share:
Basic (A/B)	$(.01)	$.01
Diluted (A/C)	$(.01)	$.01

As of September 30, 2004, options to purchase 5,684,865 shares of common stock were outstanding, but were not included in the computation of loss per share for the three and nine months ended September 30, 2004 because their effect would have been antidilutive. For the three months ended September 30, 2003, options to purchase 2,254,000 shares of common stock were outstanding, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. For the nine months ended September 30, 2003, options to purchase 3,464,000 shares of common stock were outstanding, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Reclassifications — The Company’s Statement of Cash Flows contains categories for changes in Accounts Payable and Payroll Related and Other Liabilities. In the Company’s quarterly report filed on Form 10-QSB for the nine months ended September 30, 2003, the change in Accounts Payable included the change in Deferred Rent. In the Company’s quarterly report filed on Form 10-QSB for the nine months ended September 30, 2004, the change in Deferred Rent has been included in the change in Payroll Related and Other Liabilities. As a result, the change in Deferred Rent in the prior year financial statements presented in this Form 10-QSB for the nine months ended September 30, 2004 has been reclassified to the change in Payroll Related and Other Liabilities in order to conform to the current year classification.

Concentrations of Credit Risk — Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents and accounts receivable. The Company attempts to limit its credit risk associated with cash equivalents by placing the Company’s financial instruments with a major institution. A portion of the Company’s cash and cash equivalents balance at September 30, 2004 was in excess of federally insured limits. The Company’s customers are primarily large multi-national entities located throughout the U.S. The Company grants credit, generally without collateral, to these customers under specific contractual terms. The Company has not experienced any material losses related to its accounts receivable to date.

During the three and nine months ended September 30, 2004, the Company earned $1,429,000, or 54%, and $4,417,000, or 52%, of its revenue from one global organization. During the three and nine months ended September 30, 2004, this revenue consisted of $1,134,000 and $3,367,000, respectively, from Channel Insight solutions and $295,000 and $1,050,000, respectively, from Channel Management solutions. No other organization accounted for more than 10% of the Company’s revenue during the three or nine months ended September 30, 2004. As of September 30, 2004, that same organization accounted for approximately 35%, or $473,000, of the Company’s net accounts receivable balance. The loss of this client, reduction in revenues from this client, or its inability or failure to pay would have a material adverse impact on the Company’s financial condition and results of operations. Two other clients accounted for more than 10% of the Company’s net accounts receivable balance, one of which represented $318,000, or 24%, of net accounts receivable, and the other of which represented $140,000, or 10%, of net accounts receivable. No other customers accounted for more than 10% of the Company’s accounts receivable balance at September 30, 2004.

During the three and nine months ended September 30, 2003, the Company earned $1,480,000, or 52%, and $4,601,000, or 49%, respectively, of its revenue from one global organization. No other organization accounted for more than 10% of the Company’s revenue during the three and nine months ended September 30, 2003.

Approximately $370,000 of the Company’s total monthly contracted managed service fees of $804,000 is tied to the Channel Insight contract it entered into with its largest client in 2001. $312,000 of the managed service fees associated with this contract expired in October 2004, while the remaining $58,000 is under contract through October 2005. In the fourth quarter of 2004, the Company reached an agreement with this client to extend the services associated with the expired managed service fees for six months at $90,000 per month, or a reduction of $222,000 per month. As part of this arrangement, the Company mutually agreed with the client to negotiate in good faith towards an additional 36-month agreement. In addition the Company continues to work with this client for purposes of selling new solutions; however, there can be no assurance that it will be successful in renewing, extending or expanding solutions for this client.

Segment Information — The Company operates in a single reportable segment and all revenues from customers are primarily from the sale of the Company’s Channel Insight and Channel Management software and services. The Company provides its solutions and services domestically to clients that, in some cases, have an international presence. All solutions and services are delivered from the Company’s Denver, Colorado, office and two data centers located in Denver and Thornton, Colorado.

Recent Accounting Pronouncements — In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, and in December 2003 issued FIN 46R. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. FIN 46R requires the adoption of either FIN 46 or FIN 46R in financial statements of public entities that have interests in structures that are commonly referred to as special purpose entities for periods ending after December 15, 2003. Application for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 had no impact on the Company’s financial position or results of operation.

In August 2003, the EITF reached a consensus on Issue No. 03-05, Software Revenue Recognition, Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables. This issue focuses solely on whether non-software deliverables included in arrangements that contain more-than-incidental software should be accounted for in accordance with SOP 97-2. The Task Force confirmed that in an arrangement that contains software that is more-than-incidental to the products or services as a whole, only the software and software-related elements are included within the scope of SOP 97-2. Software-related elements include software-related products and services such as those listed in paragraph 9 of SOP 97-2, as well as other deliverables for which the software is essential to their functionality. EITF Issue No. 03-05 is effective for revenue arrangements entered into in fiscal periods beginning after August 13, 2003. The adoption of EITF Issue No. 03-05 did not have an impact on the Company’s financial position or results of operation.

2.	COMMITMENTS AND CONTINGENCIES

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

In September 2004 the Company settled a dispute with a terminated employee by agreeing to pay between $85,000 and $91,000, depending on the length of time needed for the terminated employee to obtain other employment. The Company expects to pay $85,000 of this obligation in November 2004. The cost associated with this obligation is included in the Company’s general and administrative expenses for the three and nine months ended September 30, 2004.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of the financial condition and results of operations for InfoNow should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere in this report, and our previous filings with the U.S. Securities and Exchange Commission. This discussion contains statements that are not historical fact. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our industry and business and include statements about markets for our software and services, planned development of products and anticipated expense and revenue levels. These forward-looking statements contain words such as “anticipate”, “believe”, “plan”, “expect,” “intends,” “predicts,” or similar language. These forward-looking statements are made subject to the Private Securities Litigation Reform Act of 1995 and are subject to business and economic risks. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of many factors, including those set forth in this discussion and in other documents we have filed with the Securities and Exchange Commission.

General Information and Overview

InfoNow provides Channel Insight and Channel Management solutions, in the form of software and services, to companies that sell their products through complex networks of distributors, dealers, resellers, retailers, agents or branches (i.e., “channel partners”). Companies use our software and services to collaborate with their channel partners to create demand, increase revenues, lower operating costs and maximize the return on investment of their channel strategies. Our clients are generally companies with extensive channel partner networks, and include companies such as Apple, Avaya, Bank of America, Hewlett Packard, Lexmark, Maytag, The Hartford, Visa, Vision Service Plan (VSP) and Wachovia Corporation.

As of September 30, 2004, we had 43 managed services clients, compared to the 39 we reported as of September 30, 2003. The increase in our client base is primarily attributable to sales of our Channel Insight solution. As a result of the increase in our client count, our monthly contracted managed service fees, which include fees that are currently in a month-to-month contract status, increased from $786,000 as of September 30, 2003, to $804,000 as of September 30, 2004. This was primarily due to sales of our Channel Insight solution through contracts that contained managed service fees in excess of those managed service fees lost through client contract terminations and renewals at reduced rates. We will experience a reduction in our contracted monthly service fees beginning in the fourth quarter of 2004 when certain of the agreements with our largest client expire. For further discussion see “Related Business Risks and Assumptions.”

We have experienced extended sales cycles in recent years, which we believe were caused primarily by the following factors: i) there has been a general decline in IT spending in recent years and our past efforts to sell enterprise-level solutions, which typically require a significant financial commitment on the part of the customer, were inconsistent with this trend; ii) the market for Channel Insight solutions is at an early stage of adoption; iii) in many instances, our sales prospects have not budgeted for the solutions we provide and, therefore, require a lengthy evaluation process prior to purchasing; and iv) we are susceptible to competitive threats such as clients or prospective clients outsourcing certain IT functions to other countries in an effort to reduce costs, as well as companies attempting to implement in-house solutions similar to those that we provide.

As a result of these factors, it is difficult for us to accurately predict the demand for our solutions, as well as the value we will receive upon selling them. In addition, our implementation cycles have, in some cases, extended substantially beyond our initial estimates, which has resulted in lower than anticipated license, implementation and service fee revenue in certain periods. As a result of these challenges, among other things, our revenues can fluctuate substantially from quarter to quarter.

Personnel-related costs1 comprised approximately 76% of our total costs in the third quarter of 2004 and 2003. Because salaries and related costs are a significant portion of our overall costs, variation in the need for technical personnel based on the demand for our solutions, as well as fluctuations in the cost of attracting and retaining qualified technical personnel, can significantly impact our operating results.

During the third quarter of 2003, we took steps to reduce our costs, which resulted in a 14-person reduction in regular full-time personnel. The reduction in full-time personnel consisted of an 11-person reduction in staff related to software implementation, system operations and client support, a 2-person reduction in our marketing staff and a 1-person reduction in product development personnel. The impact of these cost reductions on our operating results is discussed more fully in “Results of Operations.”

Early in the third quarter of 2004, we embarked on a growth strategy to ensure sufficient resources to implement new client solutions, maintain and expand the solutions provided to existing clients, support strategic partnerships as they develop and maintain our

[1] Personnel-related costs include salaries, vacation, fringe benefits, payroll taxes and personnel support costs such as office supplies for employees.

technology leadership in this emerging market. In support of this strategy, we added headcount in the areas of services and development during the third quarter, and we expect to continue hiring in these areas in the fourth quarter. We expect that these actions will increase our costs more quickly than our revenues in the near-term, which may require us to raise capital, modify our investment priorities or alter our growth strategy. There can be no assurances that we could successfully do these things.

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

Our Channel Insight solution consists of a platform, a data collection solution and six separate modules, as discussed on the Company’s website at www.infonow.com. During the fourth quarter of 2004 we launched a limited Channel Insight offering targeted at mid-market companies. As a result of our tiered delivery model and other ongoing sales efforts we have signed a number of new Channel Insight agreements in 2004 and experienced an increase in sales relative to the first three quarters of 2003. However, during the three months ended September 30, 2004, our sales levels declined relative to the three months ended September 30, 2003.

During the third quarter of this year, we elected to abandon the patent application process associated with our proprietary e-commerce cataloging technology since this technology is no longer relevant to our business model. Accordingly, we wrote off $13,000 of previously capitalized patent costs associated with this effort. This cost is reflected in our product development expenses. We continue to pursue patent protection for our Channel Insight technology and algorithms and we expect that completing the patent process for this technology will take three to five years.

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

A typical contract fee could include the following six separate revenue-producing components:

Software license and implementation fees:

•	The software license fee applies to all configured application software and related functionality used in the client’s application.

•	The implementation fee applies to the configuration of a tailored, client-specific software interface to the system and the design and configuration of client business rules and databases.

Monthly service fees and software maintenance fees:

•	The managed service fee applies to hosting and provision of the service, any reconfiguration or maintenance on the software necessary during the contract term, as well as performance of routine maintenance to client databases and core systems.

•	The variable monthly fee includes charges for system usage in excess of contracted thresholds.

•	A software maintenance fee (for customers utilizing a licensed model) includes updates to the client’s software.

Other fees:

•	Variable fees included under this heading are pass-through charges for voice recordings, faxes, geocoding, and telecommunications charges, which are typically billed with an incremental administrative fee in addition to the direct charge we incur to provide these services.

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

Sales of our solutions under the license-hosted model typically include a software license fee, an implementation fee, a software maintenance fee, a managed service fee and, in many cases, variable monthly fees. We establish vendor specific objective evidence, or VSOE, of fair value for the software maintenance fee and managed service fee elements of a contract based on the following two considerations: 1) they are sold independently of the other elements in a contract, and independently of each other; and 2) these services generally are, and have historically been, renewed in subsequent years (independent of the other elements) at the same fees, or the current market value of those fees, charged when all elements are sold together. Therefore, the VSOE of fair value for each of such services can be properly determined by reference to the applicable customers’ contractual fee rates relating to those services. We are not, however, currently able to establish VSOE of fair value for the software license and implementation fee elements of our contracts. Therefore, we use the residual value method to recognize revenue in accordance with SOP 97-2. Using this method, revenue from the managed service and software maintenance elements of a contract is recognized ratably over the term of the managed service arrangement and the software maintenance arrangement, respectively. Since we are currently unable to establish VSOE of fair value for the software license fee and implementation fee components of a contract and our installation services are essential to the functionality of the software, we apply contract accounting to both the software and implementation elements of the arrangement in accordance with ARB No. 45 and SOP 81-1. Accordingly, license and implementation revenues are recognized on a percentage of completion basis. In the future, if we are able to establish VSOE of fair value for the software license and implementation elements of our solutions, license fees will generally be recognized at the time of contract signing, assuming all revenue recognition criteria are met, instead of on a percentage of completion basis. As changes occur in our estimate of completion percentage, revenue recognition is adjusted accordingly. Our estimate of completion percentage is based on the ratio of the actual effort spent on a project as of the financial statement date to the estimate of total effort to complete the implementation. Fluctuations in the estimate of total effort to complete an implementation can significantly impact revenue recognition on a project in a given period. The estimate of total effort to complete an implementation involves significant judgment regarding the time required to perform the tasks associated with a project, such as coding and testing the solution. In many cases, our estimates are based on past experience; however, because certain of our solutions are in an early stage of development and in most cases involve client-specific configuration and/or customization, we may not always have direct past experience to draw from, which could result in increased volatility in the estimate of effort to complete an implementation. In addition, implementing our solutions generally involves a high degree of interaction with our clients; therefore, the level of client personnel’s technical understanding and changes in a client’s requirements or expectations can also affect the estimate of effort to implement a solution. However, we believe our prior experience in developing and implementing complex solutions provides an appropriate basis for developing our estimates. Revenue from variable monthly fees is recognized as services are performed.

We have historically sold our solutions primarily through direct sales efforts and reseller channels. When we sell solutions through a reseller channel we recognize revenue consistent with the methods described above.

Technical Personnel Cost Allocation

Certain members of our technical staff have the necessary skills to contribute in solution implementation and maintenance roles, as well as in product development roles. As such, we distribute our technical resources among these efforts based on the needs of the organization at a given time. The costs associated with these employees is allocated either to the cost of revenues or product development based on the estimate of hours devoted to each category in a given month. The estimate of hours by category is derived from the data maintained in our time tracking system, which reflects the time charged by each employee to a particular project. For certain projects and ongoing system maintenance efforts, we must use judgment in designating the effort as either a cost of revenues or a product development expense. A misclassification in this regard could result in a significant impact to our gross margin; however, we believe we apply the necessary diligence in the process of designating projects to provide a reasonable basis for our estimates.

The following table summarizes the distribution of our employees as of September 30, 2004 and September 30, 2003:

	September 30, 2004	September 30, 2003
Staff related to the Cost of Revenues (including temporary employees)	82	64
Selling and Marketing	10	13
Product Development	7	11
General and Administrative	11	11

Total Employees	110	99

Included in the table above are 83 full-time employees, 25 temporary employees and 2 part-time employees at September 30, 2004, and 87 full-time employees, 11 temporary employees, and one part-time employee at September 30, 2003. Our pool of temporary resources has increased significantly in the last year in order to support new and existing Channel Insight solutions, as well as to support proofs of concept for prospective clients.

The following table summarizes the Company’s results of operations for the periods indicated ($ amounts in thousands):

	Three Months Ended September 30,
	2004	2003	Change	% Change
Revenues:
Software license fees	$(3)	$—	$(3)	—
Implementation fees	190	399	(209)	(52%)
Monthly service fees & software maintenance fees	2,441	2,420	21	1%
Other fees	21	20	1	5%

Total revenues	2,649	2,839	(190)	(7%)
Cost of Revenues	1,545	1,319	226	17%

Gross Margin	1,104	1,520	(416)	(27%)
Operating Expenses:
Selling and marketing	487	552	(65)	(12%)
Product development	216	328	(112)	(34%)
General and administrative	763	561	202	36%

Total operating expenses	1,466	1,441	25	2%

Income (Loss) From Operations	(362)	79	(441)	(558%)
Other Income (Expense):
Interest income	9	3	6	200%
Interest expense	(2)	(4)	2	50%

Total other income (expense)	7	(1)	8	800%

Net Income (Loss)	$(355)	$78	$(433)	(555%)

Results of Operations

Comparison of the Three Months Ended September 30, 2004 with the Three Months Ended September 30, 2003.

Revenues: Our revenues consist primarily of implementation fees, software license fees and monthly service fees from new and existing customers. Total revenues decreased by $190,000 or 7%, to $2,649,000 for the three months ended September 30, 2004, from $2,839,000 for the three months ended September 30, 2003.

Monthly Service Fees and Software Maintenance Fees — Monthly service fees and software maintenance fees were $2,441,000 during the third quarter of 2004, an increase of $21,000, or 1%, from $2,420,000 in the third quarter of 2003. The increase is primarily due to an $83,000 increase in variable monthly fees related to one client whose system usage was higher in the third quarter of 2004 than in the third quarter of 2003. In addition, we experienced a $76,000 increase in monthly service fees as a result of sales of our Channel Insight solution to new clients in the first quarter of 2004. These increases were partially offset by approximately $138,000 lower monthly service fees as a result of client contract terminations. Monthly service fees and software maintenance fees comprised 92% of total revenue during the three months ended September 30, 2004, compared to 85% during the three months ended September 30, 2003.

Implementation Fees — Revenues generated from implementation fees during the three months ended September 30, 2004 decreased by $209,000, or 52%, to $190,000 from $399,000 during the three months ended September 30, 2003. The decrease in implementation fees is primarily attributable to a $102,000 decrease in the recognition of previously deferred implementation fees from $110,000 during the three months ended September 30, 2003 to $8,000 during the three months ended September 30, 2004. This change is mainly due to the recognition of $135,000 of implementation fees for three of our clients who obtained perpetual licenses for their Referral/Locator solutions during the third quarter of 2003, which required the recognition of previously deferred implementation fees. The remaining decrease in implementation fees is primarily attributable to attaining lower levels of completion percentage on existing Channel Insight projects in the third quarter of 2004 compared to the third quarter of 2003, as well as lower sales during the quarter. The reduction in completion levels was driven mainly by client needs and requirements. In addition, for one of our ongoing solution implementations we experienced a reduction in estimated completion percentage during the third quarter of 2004, which resulted in a $22,000 reduction in implementation fees.

Software License Fees — Software license fees were ($3,000) in the third quarter of 2004, which was primarily the result of a reduction in the estimated completion percentage for one of our ongoing Channel Insight solution implementations during the third quarter of 2004. We had no license fees in the third quarter of 2003.

Other Fees — Other fees were $21,000 during the third quarter of 2004, an increase of $1,000, or 5%, from $20,000 in the third quarter of 2003. The revenue we recognize from these fees is driven primarily by the number of contracts with charges for voice recordings, faxes, geocoding and telecommunications charges, as well as interactive voice response transaction volume. The increase in the third quarter of 2004 was driven primarily by fees related to voice recordings for one of our interactive voice response locator clients.

Approximately $370,000 of our total monthly contracted managed service fees of $804,000 is tied to the Channel Insight contract we entered into with our largest client in 2001. $312,000 of the managed service fees associated with this contract expired in October 2004, while the remaining $58,000 is under contract through October 2005. In the fourth quarter of 2004, we reached an agreement with this client to extend the services associated with the expired managed service fees for six months at $90,000 per month, or a reduction of $222,000 per month. As part of this arrangement, we mutually agreed with the client to negotiate in good faith towards an additional 36-month agreement. In addition, we continue to work with this client for purposes of selling new solutions; however, there can be no assurance that we will be successful in renewing, extending or expanding solutions for this client.

Cost of Revenues: Our cost of revenues includes technical personnel salaries and related personnel costs, data royalties, depreciation for server equipment, reimbursable expenses such as telecommunications and contract labor related to specific projects, co-location facility fees and other direct costs related to operating our data centers, as well as the recognition of previously deferred implementation expenses. Cost of revenues was 58% of revenues in the third quarter of 2004 and 46% during the third quarter of 2003. Total cost of revenues increased $226,000 to $1,545,000 during the three months ended September 30, 2004 from $1,319,000 during the three months ended September 30, 2003. This was primarily due to a $192,000 increase in personnel related costs as a result of an increase in the number of technical staff to support the implementation and maintenance of our clients’ solutions. We also allocated certain of our technical staff that had previously been utilized in product development efforts to support the ongoing implementation of new Channel Insight solutions sold in the fourth quarter of 2003 and the first quarter of 2004. Also contributing to the increase in our cost of sales was a $58,000 increase in our contract labor costs. These resources were utilized to assist with the implementation and maintenance associated with both Channel Insight and Channel Management solutions. In addition, we experienced a $28,000 increase in bad debt expense in the third quarter of 2004 compared to the third quarter of 2003. The increases in our cost of sales associated with personnel related costs, contract labor and bad debt were partially offset by a $27,000 reduction in the recognition of implementation expense on contracts that were deferred under ASP arrangements. Deferred implementation expense recognition was higher in the third quarter of 2003 due to the recognition of previously deferred implementation expense for three of our clients who obtained perpetual licenses for their Referral/Locator solutions, which required that we recognize the remaining deferred expenses associated with those solutions. The remaining $25,000 decrease in our cost of sales was due to a reduction in our data center costs primarily as a result of lower depreciation expense as many of our older assets are now fully depreciated.

Operating Expenses:

Selling and Marketing Expenses — Selling and marketing expenses consist of sales, pre-sales, marketing and business development personnel costs and related expenses, travel and entertainment, sales commissions, and advertising and promotion costs. These costs decreased to 18% of revenues during the three months ended September 30, 2004 from 19% of revenues during the three months ended September 30, 2003. The total amount of selling and marketing expenses decreased by $65,000, or 12%, to $487,000 during the three months ended September 30, 2004 from $552,000 during the three months ended September 30, 2003. The change is primarily attributable to a $99,000 decrease in personnel and personnel support costs partly as a result of attrition related to our sales and marketing staff and partly due to the cost savings measures taken during the third quarter of 2003. Partially offsetting the reduction in personnel related costs was a $22,000 increase in recruiting costs due to the hiring of a new sales representative in the third quarter of 2004. Commission expense also increased $14,000 partly due to incremental commissions for our Executive Vice President of Sales, Marketing and Business Development and partly due to commission expense recognition in the third quarter of 2004 associated with sales of our Channel Insight solutions in the fourth quarter of 2003 and the first quarter of 2004. Since commission expense for our sales executives is generally recognized when revenue for the related solution is recognized, a portion of the commission expense associated with these sales was recognized in the third quarter as implementation of the solutions took place. The remaining $2,000 reduction in our selling and marketing expenses was primarily due to lower contract labor costs related to the sales of our solutions.

Product Development Expenses — Product development expenses consist of time spent on development of our Channel Insight and Channel Management software that is not specifically associated with a client contract. Product Development expenses are primarily made up of salaries and related costs. For the three months ended September 30, 2004, product development expenses decreased $112,000, or 34%, to $216,000 from $328,000 during the three months ended September 30, 2003. This change was primarily due to a reduction in personnel and personnel support costs partly as a result of allocating more of our existing resources to support implementation efforts, as well as the cost reduction measures taken during the third quarter of 2003.

General and Administrative Expenses — General and administrative expenses relate to the personnel costs of our executive management, finance, investor relations, human resources and other corporate functions, general expenses such as legal and accounting fees, insurance and costs related to our facilities. These costs increased to 29% of revenues for the three months ended September 30, 2004, from 20% of revenues for the three months ended September 30, 2003. The total amount of general and administrative costs over the same period increased $202,000, or 36%, to $763,000 during the third quarter of 2004 from $561,000 during the third quarter of 2003. The increase was primarily attributable to a $182,000 increase in personnel related costs partly as a result of salary increases for our general and administrative employees, and partly due to an $85,000 accrual in the third quarter of 2004 for severance expense associated with a terminated employee. We also experienced a $24,000 increase in our facilities costs because in the third quarter of 2003 we received sales and use tax refunds related to certain of our asset purchases from 1999 through 2003, which reduced our expense in that quarter. In addition, Board of Directors expenses increased $8,000 as a result of a new Board of Directors compensation plan that was implemented beginning in 2004. Investor relations costs also increased $5,000 in the third quarter of 2004 compared to the third quarter of 2003. Partially offsetting the increases in our general and administrative costs associated with personnel related costs, facilities expenses, Board of Directors fees and investor relations costs, was a $10,000 decrease in our accounting fees as a result of consulting provided by our external accountants in 2003 related to sales and use tax issues. In addition, our legal fees declined by approximately $7,000.

In the future, we expect that our head count levels, and related costs, in all functional areas will change commensurate with our needs as we execute against our business strategy.

Other Income/Expense: We had net other income of $7,000 during the three months ended September 30, 2004, compared to net other expense of $1,000 for the three months ended September 30, 2003. The increase of $8,000 is primarily attributable to an increase in interest income on our cash and cash equivalents, as well as lower interest expense due to a reduction in our capital lease obligations.

Net Income/Loss: Net loss for the three months ended September 30, 2004 was $355,000 compared to net income of $78,000 for the three months ended September 30, 2003, a $433,000 decrease. This decrease is primarily attributable to a $251,000, or 9%, increase in total costs and a $190,000, or 7%, decrease in total revenues, which were partially offset by an $8,000 increase in other income for the three months ended September 30, 2004, compared to the three months ended September 30, 2003, as discussed above in this Item 2.

The following table summarizes the Company’s results of operations for the periods indicated ($ amounts in thousands):

	Nine Months Ended September 30,
	2004	2003	Change	% Change
Revenues:
Software license fees	$136	$78	$58	74%
Implementation fees	1,137	1,984	(847)	(43%)
Monthly service fees & software maintenance fees	7,140	7,266	(126)	(2%)
Other fees	57	71	(14)	(20%)

Total revenues	8,470	9,399	(929)	(10%)
Cost of Revenues	4,228	4,373	(145)	(3%)

Gross Margin	4,242	5,026	(784)	(16%)
Operating Expenses:
Selling and marketing	1,612	1,844	(232)	(13%)
Product development	660	1,023	(363)	(35%)
General and administrative	2,126	2,046	80	4%

Total operating expenses	4,398	4,913	(515)	(10%)

Income (Loss) From Operations	(156)	113	(269)	(238%)
Other Income (Expense):
Interest income	20	15	5	33%
Interest expense	(7)	(14)	7	50%

Total other income (expense)	13	1	12	1,200%

Net Income	$(143)	$114	$(257)	(225%)

Comparison of the Nine Months Ended September 30, 2004 with the Nine Months Ended September 30, 2003.

Revenues: Total revenues decreased by $929,000 or 10%, to $8,470,000 for the nine months ended September 30, 2004, from $9,399,000 for the nine months ended September 30, 2003.

Monthly Service Fees and Software Maintenance Fees — Monthly service fees and software maintenance fees were $7,140,000 during the nine months ended September 30, 2004, a decrease of $126,000, or 2%, from $7,266,000 during the nine months ended September 30, 2003. The decrease is primarily due to a $403,000 reduction in service fees as a result of client contract terminations. This reduction was partially offset by a $170,000 increase in monthly service fees associated with new Channel Insight solutions that were sold in the first quarter of 2004. The remaining $107,000 increase in service fees was generated primarily by an increase in variable monthly fees for certain of our clients whose system usage increased in 2004. Monthly service fees and software maintenance fees comprised 84% of total revenue during the nine months ended September 30, 2004, compared to 77% during the nine months ended September 30, 2003.

Implementation Fees — Revenues generated from implementation fees during the nine months ended September 30, 2004 decreased by $847,000, or 43%, to $1,137,000 from $1,984,000 during the nine months ended September 30, 2003. The decrease in implementation fees is primarily attributable to an $855,000 decrease in the recognition of previously deferred implementation fees from $893,000 during the nine months ended September 30, 2003 to $38,000 during the nine months ended September 30, 2004. This change is mainly due to the recognition of $587,000 of implementation fees for our largest client in the first quarter of 2003 that were deferred in previous years under the ASP model. During the first quarter of 2003, this client converted the term licenses related to its Referral/Locator and Lead Generation and Management solutions to perpetual licenses, which required the recognition of previously deferred implementation fees. We also recognized $135,000 of previously deferred implementation fees in the third quarter of 2003 when three of our other clients who obtained perpetual licenses for their Referral/Locator solutions. In addition, implementation fees in the first half of 2003 contained recognition of previously deferred revenue associated with the adoption of SAB 104. Revenue recognition associated with the adoption of SAB 104 was completed at the end of 2003, therefore, we experienced a reduction in 2004.

Software License Fees — Software license fees were $136,000 during the nine months ended September 30, 2004, an increase of $58,000 from the $78,000 of license fees during the nine months ended September 30, 2003. This increase in license fees is primarily attributable to an increase in the sales of our Channel Insight solutions to new clients during the fourth quarter of 2003 and the first quarter of 2004. Software license fees represented approximately 2% of total revenue during the nine months ended September 30, 2004, compared to 1% of revenue during the nine months ended September 30, 2003.

Other Fees — Other fees decreased by $14,000, or 20%, to $57,000 during the nine months ended September 30, 2004, from $71,000 during the nine months ended September 30, 2003. The decrease in other fees is attributable to a decrease in the number of contracts with charges for voice recordings, faxes, geocoding and telecommunications charges, as well as a reduction in interactive voice response transaction volume and negotiated rate reductions in our telecommunications charges.

Cost of Revenues: Cost of revenues was 50% of revenues for the nine months ended September 30, 2004 compared to 47% for the nine months ended September 30, 2003. Total cost of revenues decreased $145,000 to $4,228,000 during the nine months ended September 30, 2004 from $4,373,000 during the nine months ended September 30, 2003. This was primarily due to a $104,000 reduction in the recognition of implementation expense on contracts that were deferred in previous periods under ASP arrangements as a result of the recognition of implementation expense in 2003 associated with the conversion of our largest client and three of our other clients from the ASP model to the license-hosted model. In addition, our data center costs decreased $86,000 mainly due to a decline in depreciation expense as many of our older assets are now fully depreciated. Also contributing to the reduction in data center costs was a decrease in data royalties expense mainly as a result of the transition to a new provider for certain of the data used in delivering our solutions. We also experienced a $51,000 reduction in personnel related costs primarily as a result of the cost reduction measures taken during the third quarter of 2003, as well as attrition in our technical staff. The impact of these cost reduction measures was more significant during the first half of 2004, however, we added headcount in the third quarter of 2004, thereby, increasing our costs for the quarter and going forward. The decrease in personnel costs is net of $93,000 of severance and benefit continuation expense associated with the termination of our Executive Vice President, Development and Services in the second quarter of 2004. The decreases in cost of sales associated with deferred implementation expense recognition, data center costs and personnel related costs was partially offset by a $63,000 increase in our contract labor costs. These resources were utilized to assist with the implementation and maintenance associated with both Channel Insight and Channel Management solutions. We also experienced a $33,000 increase in bad debt expense.

Operating Expenses:

Selling and Marketing Expenses — Selling and marketing expenses decreased to 19% of revenues during the nine months ended September 30, 2004 from 20% of revenues during the nine months ended September 30, 2003. The total amount of selling and marketing expenses decreased by $232,000, or 13%, to $1,612,000 during the nine months ended September 30, 2004 from $1,844,000 during the nine months ended September 30, 2003. The change is primarily attributable to a $369,000 decrease in personnel and personnel support costs partly as a result of attrition related to our sales and marketing staff and partly due to the cost savings measures taken during the third quarter of 2003. We also experienced a $15,000 reduction in public relations and advertising and promotion consulting costs and a $9,000 decrease in trade show expenses. The decreases in our selling and marketing expenses associated with personnel costs, consulting expenses and trade show expenses was partially offset by a $133,000 increase in commission expense as a result of an increase in the sales of our solutions, as well as incremental commissions for our Executive Vice President of Sales, Marketing and Business Development. In addition, recruiting costs increased $22,000 due to the hiring of a new sales representative in the third quarter of 2004. The remaining $6,000 increase in our selling and marketing expenses was caused primarily by an increase in travel and entertainment costs.

Product Development Expenses — For the nine months ended September 30, 2004, product development expenses decreased $363,000, or 35%, to $660,000 from $1,023,000 for the nine months ended September 30, 2003. This change was primarily due to a reduction in personnel and personnel support costs as a result of allocating more of our existing resources to support implementation efforts, as well as the cost reduction measures taken during the third quarter of 2003.

General and Administrative Expenses — General and administrative expenses increased to 25% of revenues for the nine months ended September 30, 2004 from 22% of revenues for the nine months ended September 30, 2003. The total amount of general and administrative costs increased $80,000, or 4%, to $2,126,000 during the nine months ended September 30, 2004 from $2,046,000 during the nine months ended September 30, 2003. The increase was primarily attributable to a $181,000 increase in personnel related costs partly as a result of salary increases for our general and administrative employees, and partly due to an $85,000 accrual in the third quarter of 2004 for severance expense associated with a terminated employee. In addition, Board of Directors fees increased $26,000 as a result of a new Board of Directors compensation plan that was implemented beginning in 2004. Partially offsetting the increases in our general and administrative expenses associated with personnel related costs and Board of Directors fees was a $90,000 reduction in professional fees primarily due to recruiting fees incurred during the nine months ended September 30, 2003 related to the hiring of our Executive Vice President of Sales, Marketing and Business Development. The remaining $37,000 decrease in general and administrative expenses was primarily attributable to a reduction in our facilities costs mainly as a result of lower depreciation expense and property taxes since many of our older assets are now fully depreciated.

Other Income/Expense: We had net other income of $13,000 during the nine months ended September 30, 2004, compared to net other income of $1,000 for the nine months ended September 30, 2003. The increase of $12,000 is primarily attributable to lower interest expense due to a reduction in our capital lease obligations, as well as an increase in interest income on our cash and cash equivalents.

Income Taxes: InfoNow has paid no income taxes since its inception and has not recorded a benefit for income taxes due to valuation allowances provided against net deferred tax assets, which consist primarily of operating loss carryforwards.

Net Income/Loss: Net loss for the nine months ended September 30, 2004 was $143,000 compared to net income of $114,000 for the nine months ended September 30, 2003, a $257,000 decrease. This decrease is primarily attributable to an $929,000, or 10%, decrease in total revenue, which was partially offset by a $660,000, or 7%, decrease in total costs, and a $12,000 increase in other income for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, as discussed above in this Item 2.

Liquidity and Capital Resources

InfoNow has financed its operations primarily through the placements of private equity securities and, to a lesser extent, through borrowing and equipment leasing arrangements. We have received a total of approximately $13,800,000 from private offerings and have received an additional $3,565,000 from the exercise of stock options and warrants since we began offering our Enterprise Channel Management solutions in 1995. We also have a bank credit facility with both a $1,000,000 revolving line of credit to support our future operating needs and a $1,000,000 equipment facility to support our future investing needs. The bank credit facility requires that we meet various covenants. During the third quarter of 2004 we failed to meet certain of the financial covenants; however, we have obtained waivers for all instances of non-compliance. We are not permitted to draw on the bank credit facility if we are out of compliance with any of the covenants. As of the date of this report we have no outstanding debt under this facility. The interest rate on the revolving line of credit is the prime rate plus 1 percent, and the interest rate on the equipment facility is the U.S. Treasury note yield to maturity for a term equal to 36 months as quoted in the Wall Street Journal plus 587 basis points.

We had cash and cash equivalents of $3,944,000 at September 30, 2004, compared to $2,775,000 at September 30, 2003. Our total cash flow for the nine months ended September 30, 2004 was $645,000 compared to $285,000 for the nine months ended September 30, 2003. The increase of $360,000 was primarily due to a $446,000 increase in cash provided by our financing activities primarily as a result of an increase in stock option exercises in 2004. The increase in cash provided by financing activities was partially offset by an $81,000 increase in cash used in investing activities due to an increase in purchases of property and equipment for our data centers and corporate office. In addition, cash provided by operating activities decreased $5,000. The changes in our total cash flow for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 are discussed below in more detail.

Net cash generated by operating activities during the nine months ended September 30, 2004, was $472,000, compared to $477,000 during the nine months ended September 30, 2003. The decrease of $5,000 is generally due to a reduction in cash collections from new Channel Insight sales as our days sales outstanding increased to 46 days at September 30, 2004 compared to 34 days at September 30, 2003. This reduction in collections is a function of extended payment terms granted to certain new clients, as well as an extended implementation cycle associated with one of the Channel Insight solutions sold in the first quarter of 2004. The reduction in cash collections was partially offset by a decline in total costs. Despite the decline in total costs, our net loss increased by $257,000 to $143,000 for the nine months ended September 30, 2004 compared to net income of $114,000 for the nine months ended September 30, 2003 as a result of the significant decrease in revenue discussed above in this Item 2. Changes in the adjustments to reconcile net income to net cash provided by operating activities are as follows:

•	$690,000 change in accounts receivable mainly due to a reduction in collections from new sales;

•	$171,000 reduction in depreciation and amortization since many of our data center and corporate office assets have become fully depreciated without proportionate asset purchases;

•	$134,000 decline in other current assets mainly due to amortization of prepaid expenses such as rent and insurance;

•	$119,000 decrease in payroll related and other liabilities mainly due to the reductions in our cost structure;

•	$85,000 reduction in other assets and deferred charges due to a reduction in the amortization of previously deferred implementation expense;

•	$1,101,000 reduction in deferred revenue, which was driven primarily by the recognition of previously deferred implementation fees in 2003 because our largest client and three of our other clients obtained perpetual licenses for their Channel Management solutions, which required the recognition of the deferred implementation fees associated with those solutions. In addition, recognition of previously deferred implementation fees associated with the adoption of SAB 104 was complete at the end of 2003 and, accordingly, we experienced a reduction in that element of our revenue recognition in 2004;

•	$310,000 increase in accounts payable primarily as a result of an increase in accruals for severance expense, data royalties and contract labor;

•	$39,000 increase in our allowance for bad debt;

•	$1,000 change in other non-cash charges.

Cash used in investing activities increased to $232,000 for the nine months ended September 30, 2004 compared to $151,000 for the nine months ended September 30, 2003. The change of $81,000 is due to an increase in purchases of computer hardware and software for our data centers and corporate office. We have plans to increase our capital expenditures throughout the remainder of 2004 primarily to upgrade or replace existing data center hardware and software, as well as to add new equipment to support our customer base and anticipated growth.

Net cash provided by financing activities during the nine months ended September 30, 2004 was $405,000 compared to cash used in financing activities of $41,000 during the nine months ended September 30, 2003. The increase of $446,000 was caused primarily by a $443,000 increase in cash received from stock option exercises, as well as a $3,000 decrease in principal payments on debt obligations due to a reduction in our capital lease liabilities.

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

The following table summarizes the Company’s contractual payments and obligations by period (amounts in thousands):

Contractual Obligations	Payment Due by Period
	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years
Capital Lease Obligations	$74	$74	$—	$—	$—
Operating Leases	1,460	469	991	—	—
Minimum Royalties	144	12	24	24	84

Total Contractual Cash Obligation	$1,678	$555	$1,015	$24	$84

We lease approximately 27,000 square feet of office space at a rate of $17.00 per square foot through September 2005. The rate increases to $18.00 per square foot from October 2005 through September 2007, when the lease expires. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between cash payments for rent and the straight-line rent expense is recorded as deferred rent on the Company’s balance sheet.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”), and in December 2003 issued FIN 46R. The adoption of this standard did not have an impact on our financial position or results of operations.

In August 2003, the EITF reached a consensus on Issue No. 03-05, Software Revenue Recognition, Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables. The adoption of EITF Issue No. 03-05 did not have an impact on our financial position or results of operation.

Related Business Risks and Assumptions

Our actual results may vary materially from the forward-looking statements made above, which have been made pursuant to the Private Securities Litigation Reform Act of 1995. We intend that such statements be subject to the safe harbor provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. Our forward-looking statements include the plans and objectives of management for future operations and relate to a variety of factors, including management’s assumptions about our ability to:

•	Gain market acceptance of our services;

•	Retain existing customers, none of whom are obligated to renew, modify or extend their contractual relationships with the Company, and attract new customers;

•	Accurately forecast and meet demands for our services, including our ability to maintain technical performance of the system as new clients are added;

•	Maintain and improve our network assets as necessary;

•	Continue to serve new and existing customers;

•	Improve our operational and financial systems in order to address planned growth in our operations;

•	Develop cost-effective delivery processes for our new solutions;

•	Maintain or develop adequate pricing and profit margins on our products and services;

•	Retain and attract qualified technical personnel;

•	Develop future enhancements to our services and control development costs of those enhancements;

•	Operate our business in accordance with our operating budget;

•	Obtain patent protection for our intellectual property;

•	Respond to competitive threats, including the possibility of our customers migrating to lower cost solutions, such as offshore IT development and service functions; and

•	Raise additional capital, if needed.

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

In March 2004 the Financial Accounting Standards Board (“FASB”) issued an Exposure Draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95, which proposes a change in accounting for stock-based compensation to replace existing guidance under SFAS No. 123 and APB No. 25 and require companies to treat share-based compensation the same as other forms of compensation by recognizing the related cost in the company’s income statement. We do not currently recognize an expense in our income statement for stock-based compensation issued to our employees and directors. If we are required to do so in the future, we believe it would have a material adverse impact on our results of operations.

Approximately $370,000 of our total monthly contracted managed service fees of $804,000 is tied to the Channel Insight contract we entered into with our largest client in 2001. $312,000 of the managed service fees associated with this contract expired in October 2004, while the remaining $58,000 is under contract through October 2005. In the fourth quarter of 2004, we reached an agreement with this client to extend the services associated with the expired managed service fees for six months at $90,000 per month, or a reduction of $222,000 per month. As part of this arrangement, we mutually agreed with the client to negotiate in good faith towards an additional 36-month agreement. In addition, we continue to work with this client for purposes of selling new solutions; however, there can be no assurance that we will be successful in renewing, extending or expanding solutions for this client.

In September 2004 we settled a dispute with a terminated employee by agreeing to pay between $85,000 and $91,000, depending on the length of time needed for the terminated employee to obtain other employment. We expect to pay $85,000 of this obligation in November 2004. The cost associated with this obligation is included in our general and administrative expenses for the three and nine months ended September 30, 2004.

For a more comprehensive discussion of the risk factors associated with our business, please refer to the section entitled “Related Business Risks and Assumptions:” beginning on page 29 of our Annual Report filed with the Securities and Exchange Commission on Form 10-KSB for the fiscal year ended December 31, 2003.

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2004, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2004, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Exhibit Description
31	Rule 13a-14(a)/15d-14(a) certifications

32	Section 1350 certifications

(b)	Reports on Form 8-K.

On August 5, 2004, the Company furnished a Form 8-K to the SEC under item 12 (Results of Operations and Financial Condition).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFONOW CORPORATION

Date: November 12, 2004	By: /s/ Michael W. Johnson

Michael W. Johnson, Chief Executive Officer

Date	Title	Signature
November 12, 2004	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	/s/ Harold R. Herbst
Harold R. Herbst

November 12, 2004	Vice President, Controller and Treasurer (Principal Accounting Officer)	/s/ James L. Medina
James L. Medina

Exhibit Index

Exhibit Number	Exhibit Description
31	Rule 13a-14(a)/15d-14(a) certifications

32	Section 1350 certifications