Form 10KSB
period 2004-12-31
INFONOW CORP /
filed 2005-03-31
CIK 879684

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE TRANSITION PERIOD FROM             TO              .
                                               -------------  ---------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2004 were $10,879,000.

The aggregate market value of the voting and non-voting common equity held by nonaffiliates based on the closing sales price of such stock on March 4, 2005 was $8,990,694.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 4, 2005 was:

         Common Stock, $.001 par value                   10,054,592
         -----------------------------           --------------------------
                    Class                                  Shares

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders to be held on May 12, 2005, are incorporated by reference into Part III, Items 9-14, of this Form 10-KSB.

                               InfoNow Corporation

                                   Form 10-KSB

                   For the Fiscal Year Ended December 31, 2004

                                      INDEX

                                     Part I

Item 1.  Description of Business...............................................3
Item 2.  Description of Property..............................................16
Item 3.  Legal Proceedings....................................................16
Item 4.  Submission of Matters to a Vote of Security Holders..................16

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.............17
Item 6.  Management's Discussion and Analysis or Plan of Operation ...........17
Item 7.  Financial Statements.................................................43
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................43
Item 8A. Controls and Procedures..............................................43
Item 8B. Other Information....................................................43

                                    Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act....................44
Item 10. Executive Compensation...............................................44
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters......................................44
Item 12. Certain Relationships and Related Transactions.......................44
Item 13. Exhibits.............................................................44
Item 14. Principal Accountant Fees and Services...............................46
         Signatures...........................................................47

                                     PART I


Item 1. Description of Business
-------------------------------

Unless otherwise indicated, all references to "InfoNow," "the Company," "we," "us," or "our" refer to InfoNow Corporation. All statements other than statements of historical fact are statements that could be deemed forward-looking statements under the Private Securities and Litigation Reform Act. Forward-looking statements could include any projections of earnings, revenue, costs or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statement concerning proposed new software, technology, services, or development; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. InfoNow assumes no obligation and does not intend to update these forward-looking statements. These forward-looking statements are based on assumptions held by the Company at the end of 2004 and as a result of risk factors described in this document and other documents that we have filed with the Securities and Exchange Commission, actual results may be materially different. Factors that could affect the accuracy of assumptions include changes in the economy, market conditions, financial markets, and company results that exceed or fail to meet company projections. We encourage you to carefully review and consider the disclosures made in this document, including the section labeled "Related Business Risks and Assumptions" in Item 6 of this document and in our other reports filed with the SEC, to advise you of the factors that may affect our business and the value of an investment in our capital stock.

A copy of this 10-KSB can be obtained through our website at www.infonow.com.

Company Overview


InfoNow provides channel visibility(1) and channel management(2) solutions(3), in the form of software and services, to large global corporations that sell their products through complex networks of distributors, dealers, resellers, retailers, agents or branches (i.e., "channel partners").

Companies that sell in a business-to-business ("B2B") environment through large distribution networks face unique business challenges. They need to communicate efficiently with hundreds, or even thousands, of channel partners around the globe. They need to understand the unique capabilities of each channel partner and help those channel partners find and capitalize on sales opportunities. More importantly, they need to understand who their end customers are, so they can deliver competitive products and services to meet end customers' needs, and work with their channel partners to deliver increased revenues and efficiencies.

---------------------
1 Channel visibility: The term "channel" is used to refer to the different ways products or solutions can be sold to a market. Channels can be direct (owned by the manufacturer) or indirect (owned by a third party). Typical indirect channels include distributors, dealers, resellers, retailers, agents and branches. channel visibility refers to gathering sales data from channel partners and giving clients timely and accurate data about who their resellers and end customers are and what products customers are buying.
2 Channel management: channel management refers to working with a company, its channel partners and end customers to improve business execution and performance.
3 Solution: a combination of software, professional services and managed services that addresses a client's specific business and technical requirements.

Companies that sell through complex channel partner networks often do not have clear visibility into who their end customers are and what they are buying. This lack of information regarding end customers puts these companies at a distinct competitive disadvantage versus companies that sell direct and maintain direct relationships with their end customers.

Our channel visibility solution, Channel Insight, gives channel-focused companies visibility into who their resellers are, what they are selling, and at what prices. We also give them visibility into who their end customers are, and what they are buying, with high levels of accuracy. We augment end customer sales information with rich market data, including customer affiliations and hierarchy (i.e., the relationship between parent companies and their subsidiaries or affiliate companies), business size, geography and vertical market. We offer data modules to help our customers use this information to enhance their competitiveness and improve their business. We also offer channel management solutions for partner profiling, partner referrals and locators, and lead generation and management. These solutions are described in detail under the heading of InfoNow's Software and Services in this Form 10-KSB.

Our software can be integrated with virtually any client's existing software applications and infrastructure. Our solutions enable our clients to communicate with channel partners and end customers via the Web, call centers, interactive voice response systems, wireless phones and other hand-held wireless devices, in up to 28 different languages and dialects. Our solutions are based on a modular design that allows flexible configuration(4) of software to meet a wide variety of clients' needs. Our solutions delivery model follows this flexible approach, allowing clients to buy all or part of a solution, adding modules as needed.

InfoNow currently serves a number of leading brand-name clients, including companies such as ABN-AMRO, Apple, Bank of America, Enterasys Networks, Hewlett-Packard, Maytag, StorageTek(R), Suzuki, Symbol Technologies, TD Canada Trust, UPS, Wachovia Corporation and Visa. The following are examples of how we meet our clients' needs:

- StorageTek(R) is a $2 billion worldwide company with headquarters in Louisville, Colorado. The company provides practical and safe storage solutions in disk, networking, services, tape and tape automation. StorageTek engaged InfoNow's Channel Insight solution to automate and enhance its collection of sales transaction data from channel partners and distributors, and to increase the accuracy of end customer identification. StorageTek also engaged InfoNow's Sales Credit Assignment module to improve the timeliness and accuracy of its sales commission process.

- A high-tech manufacturer and supplier of printing solutions came to InfoNow with a tough business challenge. This company's sales representatives were compensated, in part, for sales fulfilled by channel partners, and spent, on average, one to two days a month "claiming" (i.e., collecting paperwork from distributors and resellers so they could substantiate commission credits). The company also had significant costs related to the opportunity costs of lost sales, back office costs related to the collection and reconciliation of sales data, costs associated with commission overpayments and errors, and the cost to morale of long lag times between sales and commission payments. With InfoNow's Channel Insight, they have been able to automate portions of the process, with higher accuracy and faster turnaround times. In addition, their sales representatives can now focus their time and attention on selling versus claiming.

--------------------
4 Configuration: The setting of software parameters to match a client's business and technical requirements.

- Companies that sell through complex channels spend millions of dollars to generate new sales opportunities - through third party call centers, specific market promotions, and other broad based marketing programs. Without visibility into who their end customers are and what they are buying, these companies can struggle to effectively target these marketing campaigns and to measure the results of their efforts. In 2003, we deployed our Channel Insight Opportunity Generation module with a Fortune 50 high-tech manufacturer. In this implementation, we used Channel Insight data to identify end customer buying patterns. We then applied predictive modeling to identify a specific set of high-potential opportunities, coupled them with highly targeted promotions, and delivered them to channel partners to offer to end customers. In a single campaign, Channel Insight enabled this client to acquire more than 80 new customers, increase sales to new and existing customers, significantly increase revenues, and achieve a return on investment of well over 200 percent.

- Visa is the world's largest consumer payment system, with 21,000 member financial institutions and several hundred thousand automatic teller machines (ATMs) worldwide. Visa uses elements of InfoNow's channel management solution, including partner profiling, referral and locator applications, to help end customers find Visa ATMs around the globe. InfoNow manages Visa's location database for member banks and provides a locator/referral solution. This solution is available in English, French, Spanish, Portuguese, Chinese and Japanese to Visa customers around the world. No matter where they are or what time it is, Visa's customers can contact Visa via the Internet or wireless devices, enter an address or cross street location, and be referred to the Visa ATM closest to them.


Company History

InfoNow was incorporated under the laws of the State of Delaware on October 29, 1990, and completed its initial public offering in 1992. In 1995, we began developing channel management software and services for large corporate clients. In the mid 1990s, we developed innovative Internet-based referral and locator technology, delivering channel management solutions for partner profiling, partner referrals, map-based locators with driving directions, and lead generation and management to leading companies in the high-tech, financial services and industrial sectors.

In 2001, we introduced Channel Insight, our channel visibility solution, with a $10 million, multi-year agreement with our largest client. In 2002, we signed additional multi-million dollar agreements for our Channel Insight solution.

In late 2003, we narrowed our primary Channel Insight sales focus to target large, high-tech companies. Additionally, in an effort to accelerate the sales cycle, we introduced a new delivery model for Channel Insight, wherein a prospective client can buy a license for individual data modules at an introductory price point, and purchase additional modules over time. As a result of these things, as well as other initiatives, we entered into a number of new Channel Insight contracts in the fourth quarter of 2003.

Beginning in 2004, in response to (i) internal market research, (ii) external validation from clients, analysts, potential partners and prospects, (iii) our first-to-market position with patent-pending Channel Insight technology, (iv) potential market size and demonstrated client demand for this technology, and
(v) the potentially higher value of our Channel Insight offering versus our traditional channel management solutions, InfoNow began to focus primarily on the development, sale, and deployment of channel visibility solutions, while continuing to sell and support channel management software and services. In 2004, we added a number of new Channel Insight clients, including companies such as Kingston Technologies and Symbol Technologies and others. At year-end 2004, our revenue was nearly evenly divided between our traditional channel management solutions and our new Channel Insight offering. Ultimately, we intend to integrate elements of our traditional channel management technology into our Channel Insight offering.


InfoNow's Software and Services

InfoNow offers channel visibility and channel management software and services. We deliver our solutions via a combination of intellectual property (IP) delivered as software, data assets (both internally developed and licensed from others), people and processes. Our principal solutions are described in detail below:

Channel visibility Solution: InfoNow's channel visibility solution, Channel Insight, was introduced in 2001. This technology addresses many challenging issues faced by channel-centric companies, by providing visibility into channel activity, partner performance and end customer sales. Leading technology manufacturers and distributors then use this knowledge to enhance channel strategies and improve channel execution. For example, these companies can use point-of-sale transaction data to:

- quickly and accurately assign sales commission credits for sales made through the channel;
- understand which partners are best at selling into particular market verticals or customer segments;
-    execute marketing campaigns targeted to specific end customers; and
- track and measure the return on investment of marketing promotions in near real-time.

Our Channel Insight solution consists of Channel Insight POS Connect, our Channel Insight Point of Sale ("POS") Platform and a set of data modules that address specific business challenges.

Channel Insight POS Connect: Channel Insight POS Connect is a software solution that streamlines the collection of channel point-of-sale (POS) and inventory data from global channel partners. It provides multiple data collection tools that enable partners -- whatever their level of IT readiness -- to submit their data quickly and efficiently. Data is automatically validated in real-time to ensure that it is accurate and complete, and automatic alerts are sent to partners requesting correction as needed. POS Connect includes easy-to-use mapping tools, so partners can submit data in their own formats and map input data to a common, usable format. Management dashboards allow clients to monitor the status of data submissions 24 hours a day, seven days a week. We also provide robust administration tools that enable quick configuration of access controls and administrative workflows, as well as configuration tools that enable fast and efficient integration with manufacturers' ERP, CRM, PRM, SCM and other systems, as well as distributors' systems. Or, we can process the data in InfoNow's Channel Insight system and deliver data in easy-to-use, actionable formats.

Channel Insight POS Platform: InfoNow's Channel Insight POS Platform provides the foundation for the Company's Channel Insight data modules, with functionality to track millions of POS transactions completed by thousands of channel partners in near real-time, and to identify the distributors, resellers and end customers that are selling and purchasing a company's products. With the Channel Insight POS Platform, we provide a turnkey solution, whereby we collect POS data from a client's distributors, resellers and other channel partners; process the data using our technology and internal support team; identify the resellers and end customers involved in sales transactions; augment the information with rich market and demographic data from third-party databases; and deliver highly accurate, actionable information on partners, end customers and product sales to our clients, in near real-time.

Channel Insight Data Modules: InfoNow currently offers six Channel Insight Data Modules that use the information delivered via the Channel Insight POS Platform to address specific business challenges. Under this modular delivery system, a prospective client can buy a license for individual Channel Insight data modules at an introductory price point and purchase additional modules over time to realize the full value of the solution. Data modules include:

     Sales Credit Assignment: This module allows companies to accurately credit their sales representatives and departments in a timely manner for sales made through the channel. With this solution, we process sales transaction data and use our clients' assignment rules to automatically credit sales to appropriate team members. Sales credits can be allocated by territory, geography, named account, vertical market, customer segment, and many other criteria. We keep a running tally of commission credits and provide on-line access to those reports. And, we provide an auditable trail of channel sales and commission credits for purposes of financial reporting.

     Opportunity Generation: This module helps companies grow revenues by creating targeted sales opportunities based on historical sales data. With this solution, we analyze historical sales data to identify new sales opportunities, including up-sell and cross-sell opportunities with existing customers, as well as opportunities with new prospects who share market characteristics with current customers and would be likely to purchase specific products. Then, based on historical sales data, we identify the most qualified partners to promote these products to targeted customers and prospects. We can also manage campaigns for our clients, by enrolling qualified partners, assigning and distributing targeted sales opportunities, providing continuous support to channel partners, and tracking partner results. And we can wrap up each campaign with a detailed return-on-investment summary, to aid in future campaign planning.

     Customer Marketing Intelligence: This module enables companies to develop targeted marketing strategies aimed at specific market segments (e.g., Small and Medium Businesses, or specific market verticals, such as healthcare or insurance providers). With this solution, we provide actionable data on end customers and product sales. We package the data in any number of ways - by product, partner, vertical market, customer segment, customer purchase history and product inventory, and more. We help our clients build rich end customer profiles to use in trend analysis, profitability analysis, and product planning. They can use our data to design targeted marketing programs to specific customer segments, improve customer acquisition, up-sell current customers, and improve customer loyalty.

     Channel Performance: This module creates accurate pictures of channel partner capabilities and performance by analyzing their sales transaction data and identifying their sales experience. We provide detailed information on each channel partner's unique capabilities and areas of expertise. For each partner, we're able to tell what vertical markets and customer segments they sell to, and which products they're best at selling. Our Channel Performance module also provides an automated means for updating and maintaining rich partner profile information in near-real time.

     Opportunity Tracking: This module gives companies up-to-date and accurate information about what happens to their channel sales leads. We tell them if and when those leads result in sales, and which of their channel partners are making those sales. With this solution, we analyze and package sales data to provide clients with accurate and timely information on the success or failure of their channel sales campaigns. We provide a comprehensive view of a company's channel business, so clients can track and measure the results of channel campaigns in near real-time. We give clients the information they need to improve the return on investment of their lead generation efforts and to turn sales opportunities into loyal, repeat customers.

     Channel Inventory: Our Channel Insight Inventory Module provides two levels of capability. The first level collects and processes inventory data from a client's distributors and resellers and delivers timely information about product inventory levels at partner locations. Clients use this information to track channel inventory levels, rotate inventory to optimize channel sales, and understand the bottom line impact of various price protection scenarios. The second level of capability collects inventory data from partners and sales-in data (i.e., sales to the channel) from the client, and integrates it with the partners' sales-out data (i.e., sales to end customers) processed by our Channel Insight Platform. It then compares sales-in, sales-out and inventory data, providing a highly accurate view of sales flow through the channel. Clients can use this information to reconcile partner inventory reports with sales transactions, balance inventory, support production planning, and support revenue recognition for purposes of financial reporting.

     Channel management Solution: InfoNow's channel management solution was introduced in 1995. It consists of a channel management Platform and suite of modular business applications that address specific channel management challenges.

     Channel management Platform: InfoNow's channel management Platform provides the foundation for the Company's channel management applications and includes capabilities for (i) business intelligence; (ii) interface options to support end customer access via a client's Internet sites, private extranet and intranet sites, interactive voice response systems, wireless application protocol (WAP) cell phones, wireless personal digital assistants, pagers, Palm-specific HTML devices, fax and email; and (iii) global capabilities to support multiple languages. In addition, the flexible nature of this solution allows clients to add countries, languages, currencies and commercial features as needed. The platform also includes capabilities that enable clients to route sales leads to partners based on advanced business rules and ensure that only authorized personnel are allowed to access a company's data.

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

     Referral/Locator: This application quickly and reliably refers prospects and customers to the selling partner best able to meet their individual needs. This rules-based tool allows clients to match customers with channel partners based on criteria the clients define, and presents end customers with precise and accurate location information and maps (with optional driving directions) for the most appropriate service and product providers in their area.

     Lead Management: This application helps our clients capture prospects' requirements, identify the channel partner best able to meet their needs, and then notify the partner of the opportunity. System timers and email alerts help our clients track channel partner follow up, and clients are notified if a lead is not handled in a timely fashion, allowing them to reroute the opportunity to another channel partner.

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

     Managed Services: InfoNow hosts and maintains its channel visibility and channel management software for clients in two separate data center facilities in Colorado. Clients can access the solution via the Internet through secured connections over virtual private networks or frame relay networks. We maintain the hardware and software necessary to link solutions to our clients' Web sites, intranets, extranets, call centers, interactive voice response systems and/or wireless data devices. Our managed services team handles the day-to-day requirements of running software applications, including security, scalability, load balancing, and network and system reliability, 24 hours a day, seven days a week. Our managed services team offers expertise in the application, architecture, and delivery methods of individual client solutions.

     Partner Management Services: In support of its Channel Insight offering, InfoNow has relationships with many of the distributors and resellers in the high-tech market and will manage the collection of channel point-of-sale transaction data from these partners on the client's behalf. This simplifies the data collection process and enables timely and efficient POS data processing with Channel Insight.

     System Management Services: InfoNow offers its clients software updates and maintenance releases as well as telephone support from 7:00 a.m. to 5:00 p.m. (Mountain Time) five days a week. We also provide an optional expanded support program, offering support 24 hours a day, seven days a week.


Software Development

We believe our success depends, in part, on our ability to enhance the functionality of our software and services and to develop innovative software and services to meet client needs. Our current research and development efforts are influenced significantly by client requirements and emerging market opportunities.

We incurred product development expenses for the years ended December 31, 2004 and 2003 of $933,000 and $1,294,000, respectively. Of these product development costs, approximately $42,000 and $82,000 were borne by clients in 2004 and 2003, respectively, and are included in our revenue for those years. Product development costs are expensed as incurred. The decrease in product development costs in 2004 was primarily due to allocating a portion of our existing product development staff to support client implementation efforts.

Based on our assessment of the emerging market for channel visibility software and services, and the opportunity represented therein, we focused the majority of our 2004 product development efforts on enhancing our Channel Insight POS Platform and our sales credit assignment module. Our Channel Insight solutions are primarily available as licensed software with managed services deployments.

In 2005, we took steps to better align our cost structure with our revenues, which included eliminating four full-time positions and allocating a majority of our product development staff to support client implementations and to capture operational efficiencies. We expect to focus future development efforts on our Channel Insight solution. In the near term, the majority of this development will be completed in the context of client implementations. Over time, we expect to build a dedicated development team to enhance and expand our Channel Insight solution and, ultimately, to integrate core technology from our traditional channel management solutions into our Channel Insight solution.

We continually evaluate our software and services to determine what additional capabilities our clients need. Most of our software is developed internally. We use and plan to use technologies, services, software and information assets that are internally developed, licensed, and/or accessed via partner relationships to enhance our solutions.


Sales, Marketing and Alliances

Historically, InfoNow has focused its selling efforts in three market segments - high-tech, financial services and industrial - in the United States and abroad, and we continue to market our channel management solution to these segments. More recently, based on our assessment of the emerging market opportunity for channel visibility software and services, we have focused primarily on sales and delivery of our Channel Insight solution to the high-tech market segment, and plan to move into other market verticals over time.

We currently offer our software and services under two models, (i) a licensed software with managed services model (license-hosted), and (ii) an application service provider model. These are explained in greater detail in Management's Discussion and Analysis or Plan of Operation. Our services are typically sold with annual or multi-year contracts. The initial term of these agreements range from one to three years and the agreements are typically renewable upon mutual agreement of InfoNow and the client. We also provide services to a number of clients under work-order or purchase-order agreements.

Our marketing objective is to increase name and brand recognition of InfoNow and our channel visibility and channel management solutions. These initiatives include, but are not limited to, direct e-mail marketing campaigns, internet-based seminars, production of sales materials, demonstrations of our solutions, public relations, industry analyst relations and other promotional efforts.

Our sales strategy is focused in two areas: direct sales and indirect sales via strategic partners. Our direct sales strategy uses a three-pronged approach, which includes sales executives, sales engineers and account managers. Sales executives identify qualified prospects based on certain criteria, including company size, annual revenues, number of employees, and the complexity of their sales and distribution channels. They work with prospective clients to identify their specific business needs. Sales executives then work with sales engineers to determine the optimal application of our software and services to meet identified needs and close sales. Sales engineers also provide ongoing client service and follow-up. Account managers focus primarily on generating new leads for sales executives. As of March 2005, InfoNow had three quota-carrying sales reps (including the Executive Vice President of Field and Client Operations), two sales engineers, one full-time account representative and one commission-only account representative.

In 2004, we focused on developing a strong indirect channel for Channel Insight with a leading U.S.-based data provider. Tactics included developing an interim selling agreement with this partner (with joint sales targets and defined revenue splits), training a small number of their sales representatives, assisting with the development of partner-branded sales collateral and engaging in joint field selling trials. In early 2005, this potential partner expanded our joint-selling trial to approximately 80 sales representatives across North America. This partnership remains a strategic priority for InfoNow and is expected to be formalized and announced when and if certain joint sales performance measures are met. We believe our relationship with this prospective partner remains positive and productive; however, there can be no assurance that we will meet our joint selling objectives or that we will complete a formal partnership agreement.

Historically, the sales cycle for our software and services has ranged from three to nine months. In recent years, we have experienced longer sales cycles, especially for our Channel Insight solution. A prospective client's decision to use Channel Insight - especially in an enterprise-wide deployment--would typically require a significant evaluation period across multiple departments and approval by the client's senior management.

In late 2003, in an effort to accelerate the sales cycle for Channel Insight, we adopted a modular delivery model for this solution. Under this modular delivery system, a prospective client can buy a license for individual Channel Insight data modules at an introductory price point and purchase additional modules over time to realize the full value of the solution. The value of a Channel Insight deal can range from the low six figures to well over one million dollars depending on the size and extent of the implementation, the number of transactions processed on an ongoing basis, the number of modules deployed, the number of channel partners deployed, and the geographic reach. We expect to continue this delivery model and pricing strategy as we work to accelerate the sales cycle and further penetrate the market. Once we have demonstrated the value of this solution in one department in a company, we believe internal advocates will help us expand into other departments and begin to realize the broad value of this solution.

We believe that strategic partnerships can help us gain broader market acceptance and enhancing our marketing, sales and distribution capabilities. Accordingly, we have established strategic relationships with organizations in three major areas: technology partners, solution partners, and resellers.


- Technology Partners: Our technology partners provide hardware, software, geographic and business demographic data, transaction-processing support and collocation facilities to InfoNow to ensure the reliability, scalability and performance of InfoNow solutions. Technology partners include companies such as Axess Communications, Acxiom, Cisco, Business Objects, Hewlett Packard, SunGard Data Systems, Intel, Red Hat, Network Appliance, Oracle, Sun Microsystems and TeleAtlas.

- Solution Partners: Our solution partners offer complementary services to InfoNow's solutions, and include companies such as D&B.

- Strategic Selling Relationships: We are currently engaged in joint field selling trials with a leading U.S.-based data provider. In addition, we recently partnered with two major systems integrators to pursue large Channel Insight opportunities. While we believe relationships with these partners remain positive and productive, there can be no assurance that they will evolve into formal reseller relationships.

We currently sell to international companies through existing U.S.-based clients with international operations. We may also form alliances with selected partners to assist in the sales and marketing of our software and services in certain international markets.

Clients

InfoNow had 44 managed services clients as of December 31, 2004. Many of our clients are large, multi-national companies with multiple business divisions. We recognize client business divisions of a single company as separate and unique client relationships if the divisions: (i) are separate operating units with their own executive management; (ii) have separate operating budgets; or (iii) are separate legal entities.

During the year ended December 31, 2004, we received approximately 50 percent of total revenues from our largest client. No other company accounted for more than 10 percent of total revenues. During the year ended December 31, 2003, we received approximately 49 percent of our revenues from the same company and no other company accounted for more than 10 percent of total revenues.


Competition

We believe there is a meaningful market for channel visibility and channel management software and services. Analysts report that 70 percent of Global 1000 companies sell through complex channels.(5) The Gartner Group has reported that nearly 50 percent of the world's gross national product is transacted through indirect channels and such percentage is expected to grow to 65 percent by 2010.(6)

One of the key challenges channel-centric companies face is lack of visibility into who their end customers are and what they are buying. Analysts note that large companies spend, on average, up to $3.5 million a year on Customer Relationship Management (CRM) software(7) and yet up to 70 percent of CRM initiatives do not achieve the anticipated user adoption or return on investment.(8) These shortcomings are primarily due to difficulties in maintaining timely and accurate end customer data. According to a study of 1,500 companies conducted by CIO Insights, the number one challenge faced by companies that have implemented a CRM system is populating and maintaining a consistent view of end customers.(9) Channel Insight can address these challenges for channel-centric companies.

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

- location-based service providers such as MapInfo, MapQuest, and Microsoft MapPoint;

---------------------
5 Dain Rauscher Wessels report, October 2000
6 Gartner report, 2003
7 McKinsey Quarterly, 2002, Number 4, Technology
8 Mass High Tech Magazine, May 27, 2003
9 CustomerThink Newsletter, October 7, 2003

-    customer relationship management (CRM) or partner relationship management
     (PRM) software companies, such as Azerity, Blue Martini, Click Commerce, CMR, Comergent, iGINE, MarketSoft and Onyx; and

-    enterprise software companies such as Oracle, SAP and Siebel Systems.

We believe the principal competitive factors that will determine success in the market for our software and services include (i) the functionality and features of the software and services; (ii) the ability to address specific client needs;
(iii) the reliability and effectiveness of the software and services provided;
(iv) the speed of implementation; (v) the perceived level of business viability of the service provider and implementation risk; (vi) product reputation based on clients served and client referrals; (vii) pricing relative to capabilities offered; (viii) the quality of client support; and (ix) the ability to develop and maintain strong client relationships and market presence, among other items. While we believe that our solutions compete effectively with respect to these factors, we believe that the channel visibility and channel management software market will be highly competitive and characterized by rapidly changing technologies, industry standards, products and client requirements. As the growth in these markets continues, we expect competition to intensify and the industry to consolidate. Potential competitors, especially enterprise software companies, have significantly greater resources and could become competitive with InfoNow if they chose to develop and sell a channel visibility offering.

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

- First-to-market position with Channel Insight: InfoNow has been working on the development of this technology since 2001. We believe that no competitors can currently match the accuracy, depth and breadth of information we provide on end customers, nor can they provide the breadth of functionality to utilize end customer information to improve business processes.

- Patent-pending technology: We have applied for U.S. patent protection for our Channel Insight technology and algorithms. We expect completing the patent review process will take one to three years.

- Unique data assets: We have made significant investments in data assets, including databases, processing techniques and licenses, which would require time and expertise to replicate.

- Mission-critical applications: Given the business-critical nature of our solutions, the data and transaction information we compile, and the benefits of our relationships with industry-leading companies to enhance future technology development, we believe it would be costly and inconvenient for clients to duplicate our functionality with an internal solution or to switch to a competitor.

Intellectual Property

We consider our software, trademark and certain of our information databases, trade secrets, and similar intellectual property to be proprietary.

Over the years, InfoNow has developed innovative software to address the unique challenges of channel visibility and channel management. In 2002, we applied for a U.S. patent for our Channel Insight technology. We have received and responded to communication from the U.S. patent office and we expect that completing the patent review process will take one to three years. We frequently review our technology base to identify other ideas, concepts, and inventions that could warrant patent protection.

We have a registered federal trademark for the name InfoNow.


Company Employees

As of December 31, 2004, we had a total of 108 employees, of which 85 were full-time, including 9 in sales and marketing, 55 in software implementation, system operations, and client support, 10 in product development and 11 in finance, management and administration. The remaining 23 employees were part-time and/or temporary employees primarily in our client support group. We also use independent contractors on an as-needed basis.

On February 25, 2005, InfoNow completed a workforce reduction. We eliminated four full-time positions to more effectively align our cost structure with a previously announced reduction in monthly service fees from our largest client, among other factors. In addition, we reassigned the majority of our product development employees to focus on client implementations and process improvements. Employees whose employment was terminated received one-time severance benefits, including salary, accrued vacation and health care benefits. As a result, the Company paid out approximately $36,000 in cash and recognized a related pre-tax charge of approximately $26,000 in the first quarter of 2005.

None of our employees are subject to any collective bargaining agreement and we have not experienced any interruption of operations as a result of labor disagreements.


InfoNow's Business Strategy

Our vision is to be the best in the world at providing companies and their channel partners unparalleled visibility into their channel networks and end customers, and solutions to use this visibility to dramatically improve their business.

In 2005, we are focusing on a number of key performance imperatives, including:

- Acquiring new clients: We plan to capture new channel management and channel visibility clients, expand our solutions with existing clients, and ensure the success of our strategic selling partnerships.

- Improving profitability: We expect to increase revenues through new sales from both direct and indirect sales channels, as well as client upsells. At the same time, we intend to increase efficiencies in client implementations and ongoing client support, and improve our technology and processes.

- Securing our competitive advantage: We will continue to enhance our solutions, deliver high quality client service, and proactively work with clients to capture the full value of Channel Insight.


Item 2. Description of Property
-------------------------------

We lease approximately 27,000 square feet of office space at our headquarters in Denver, Colorado, for our product development, sales, marketing, operations and administrative activities. The office lease is with an unrelated party and extends through September 2007. We believe that the facilities are adequate for our current needs and that suitable additional space can be acquired as needed to accommodate planned growth for the foreseeable future.

We utilize two Internet data centers maintained by SunGard Data Systems, Inc. to provide services to our clients. The data centers are housed in two separate facilities, one in Denver, Colorado, and the other in Thornton, Colorado. These facilities have safeguard protections such as a fire detection and suppression system, redundant telecommunications access, redundant power sources and 24-hour systems maintenance support. We also maintain off-site storage of data backups at a bank in Denver, Colorado.


Item 3. Legal Proceedings
-------------------------

From time to time, we may be involved in litigation that arises in the normal course of business operations. As of the date of this report, we are not a party to any litigation that we believe could reasonably be expected to have a material adverse effect on our business or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of stockholders during the three-month period ended December 31, 2004.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters
----------------------------------------------------------------

The following table sets forth the high and low sales prices of our common stock as quoted on the Nasdaq Smallcap Market for the fiscal periods indicated. Our common stock is traded under the symbol "INOW" on the Nasdaq Smallcap Market. As of March 7, 2005, there were 240 holders of record of our common stock.

                                                         High        Low
                                                         ----        ---
         Year Ended December 31, 2004
         ----------------------------
         First Quarter..................................$  3.58    $ 1.99
         Second Quarter..................................  3.00      1.78
         Third Quarter...................................  2.13      1.06
         Fourth Quarter..................................  1.59      1.00

         Year Ended December 31, 2003
         ----------------------------
         First Quarter..................................$  1.53    $ 1.01
         Second Quarter..................................  1.40      0.86
         Third Quarter...................................  2.49      1.16
         Fourth Quarter..................................  3.44      1.28


We have never declared or paid any cash dividends on our common stock and do not currently anticipate paying any such dividends in the foreseeable future. Our Board of Directors intends to review this policy from time to time after taking into account various factors such as our financial condition, results of operations, current and anticipated cash needs and plans for expansion. The debt facilities described in Management's Discussion and Analysis or Plan of Operation and Note 4 to the accompanying financial statements prohibit the payment of dividends without the prior consent of the financing institution.


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

General Information and Overview

InfoNow provides channel visibility and channel management solutions, in the form of software and services, to companies that sell their products through complex networks of distributors, dealers, resellers, retailers, agents or branches (i.e., "channel partners"). Companies use our software and services to collaborate with their channel partners to create demand, increase revenues, lower operating costs and maximize the return on investment of their channel strategies. Our clients are generally companies with extensive channel partner networks, and include companies such as Apple, Bank of America, Hewlett-Packard, Maytag, The Hartford, Visa, Vision Service Plan (VSP) and Wachovia Corporation.

As of December 31, 2004, we had 44 managed services clients versus the 41 we reported as of December 31, 2003. The increase in our client base is primarily attributable to sales of our Channel Insight solution. Despite the increase in our client base, our contracted managed service fees, which includes fees that are currently in a month-to-month contract status, decreased from $809,000 per month as of December 31, 2003, to $564,000 per month as of December 31, 2004. The decrease was primarily attributable to a $222,000 per month reduction in service fees related to the Channel Insight contract with our largest client, as well as other client contract renegotiations. Further discussion related to the Channel Insight contract with our largest client can be found in Results of Operations and Related Business Risks and Assumptions.

We have experienced extended sales cycles in recent years, which we believe were caused primarily by the following factors: i) there has been a general decline in IT spending in recent years and our past efforts to sell enterprise-level solutions, which typically require a significant financial commitment on the part of the client, were inconsistent with this trend; ii) the market for Channel Insight solutions is at an early stage of adoption; iii) in many instances, our sales prospects have not budgeted for the solutions we provide and, therefore, require a lengthy evaluation process prior to purchasing; iv) we have not yet sold our Channel Insight solution to enough clients to enable us to gain significant sales leverage from client references; and v) we are susceptible to competitive threats such as clients or prospective clients outsourcing certain IT functions to other countries or attempting to implement in-house solutions similar to those that we provide in an effort to reduce costs.

As a result of these factors, it is difficult for us to accurately predict the demand for our solutions, as well as the value we will receive upon selling them. In addition, our implementation cycles have, in some cases, extended substantially beyond our initial estimates, which has delayed our ability to recognize license, implementation and service fee revenue in certain periods. As a result of these challenges, among other things, our revenues can fluctuate substantially from quarter to quarter.

In an effort to accelerate the sales cycle for Channel Insight we developed a modular delivery model for this solution during the third quarter of 2003, wherein a prospective client can access distinct modules related to specific business needs at lower introductory price points, and add other applications incrementally. Additionally, we are working on building leveraged access to clients through strategic partner relationships, and are jointly engaging in early stage selling activities with three partners.

Our Channel Insight solution consists of a platform, a data collection solution and six separate data modules, as discussed in Part I, Item I of this Annual Report. During the fourth quarter of 2004, we launched a limited Channel Insight offering targeted at mid-market companies. As a result of our tiered delivery model and other ongoing sales efforts, we signed a number of new Channel Insight agreements in 2004 and experienced an increase in sales relative to 2003.

During the third quarter of this year, we elected to abandon the patent application process associated with our proprietary e-commerce cataloging technology because this technology is no longer relevant to our business model. Accordingly, we wrote off $13,000 of previously capitalized patent costs associated with this effort. This cost is reflected in our product development expenses. We continue to pursue U.S. patent protection for our Channel Insight technology and algorithms, and we expect that completing the patent process for this technology will take one to three years.

Personnel-related costs(10) comprised approximately 76% and 77% of our total costs in 2004 and 2003, respectively. Because salaries and related costs are such a significant portion of our overall costs, variation in the need for technical personnel based on the demand for our solutions, as well as fluctuations in the cost of attracting and retaining qualified technical personnel, can significantly impact our operating results.

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


----------------------
10 Personnel-related costs: Includes salaries, vacation, fringe benefits, payroll taxes and personnel support costs such as office supplies for employees.

In September 2004 the Company settled a dispute with a terminated employee by agreeing to pay between $85,000 and $91,000, depending on the length of time needed for the terminated employee to obtain other employment. The Company paid approximately $85,000 of this obligation in 2004. The cost associated with this obligation is included in the Company's general and administrative expenses for 2004.

On February 25, 2005, we completed a workforce reduction. We eliminated four full-time positions to more effectively align our cost structure with a previously announced reduction in monthly service fees from our largest client, among other factors. In addition, we reassigned the majority of our product development employees to focus on client implementations and process improvements. Employees whose employment was terminated received one-time severance benefits, including salary, accrued vacation and health care benefits. As a result, the Company paid out approximately $36,000 in cash and recognized a related pre-tax charge of approximately $26,000 in the first quarter of 2005. In addition, to further motivate our staff since we anticipate that they will be required to take on incremental responsibilities as a result of the workforce reduction and recent attrition, on March 25, 2005 we awarded a total of 352,100 stock options to our employees, which vested immediately.

On March 4, 2005, Michael W. Johnson resigned as our Chief Executive Officer, President and Chairman of our Board of Directors after having served as such and in other capacities since October 1995. Mr. Johnson, who beneficially owns approximately 15.1% of our common stock (assuming his exercise in full of vested options and warrants), will remain on our Board of Directors. A current director, Jeffrey Peotter, has been elected Chairman of our Board of Directors. On March 7, 2005, we amended Harold R. Herbst's employment agreement to provide for his employment as our interim Chief Executive Officer for a six-month period commencing on March 4, 2005. Except to the extent necessary to reflect Mr. Herbst's appointment for six months as our interim Chief Executive Officer, we did not amend the material terms of Mr. Herbst's employment agreement, which terms are disclosed in our proxy statement filed with the SEC in connection with the 2004 annual meeting of stockholders under the caption "Employment Contracts, Termination of Employment and Change-In-Control Arrangements" and incorporated herein by reference. On March 25, 2005, we also issued Mr. Herbst options to purchase 150,000 shares of our common stock.

On December 13, 2004, our Board of Directors, in order to motivate employees, unanimously approved the acceleration of the vesting of all outstanding Company stock options having an exercise price greater than $1.19, the fair market value of the underlying shares of common stock at the close of market on such date as quoted on the Nasdaq Stock Market, that had been previously granted to employees of the Company as of December 13, 2004. When we become subject to the new accounting rules governing the expensing of stock options in SFAS No. 123(R), Share-Based Payment, beginning in 2006, this action will result in the reduction of the Company's compensation expense. As a result, approximately 1.2 million options or 93% of the total outstanding options with varying remaining vesting schedules became immediately exercisable. Of such options, approximately 700,000 options or 52% are held by our directors and named executive officers.

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

Revenue Recognition
-------------------

Our services are typically sold with annual or multi-year contracts. The initial term of these agreements range from one to three years and the agreements are typically renewable upon mutual agreement of InfoNow and the client. We also provide services to a number of clients under work-order or purchase-order arrangements.

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

Monthly service fees and software maintenance fees:

     - The managed service fee applies to hosting and provision of the service, any reconfiguration or maintenance on the software necessary during the contract term, as well as performance of routine maintenance to client databases and core systems.
     - The variable monthly fee includes charges for system usage in excess of contracted thresholds.
     - A software maintenance fee (for clients utilizing a licensed model) includes updates to the client's software.

Other fees:

     - Variable fees included under this heading are pass-through charges for voice recordings, faxes, geocoding, and telecommunications charges, which are typically billed with an incremental administrative fee in addition to the direct charge we incur to provide these services.

We offer our solutions to clients in two forms. The first (and historical) method utilizes an application service provider, or ASP, model. Under this business model, we sell the right to use our software for the term of a specific agreement, and we implement and host that solution to meet specific client requirements. Accordingly, we charge the client an implementation fee, a managed service fee and, in many cases, variable monthly fees. The implementation fee and related direct costs are deferred and recognized ratably over the longer of the expected client life or contract term in accordance with SAB 104. Because most of our initial sales contracts range from one to three years in duration, the client life is typically the longer deferral period and is estimated to be three years. This estimate is based on a number of factors, including client turnover and the rate of change for the technology underlying our solutions. We evaluate the estimate of a client life on an ongoing basis in consideration of these factors and the estimate of three years has remained constant since the adoption of SAB 104. If, based upon our evaluations, the estimate of a client life were to increase, deferred revenue balances would be recognized over a longer time period. A reduction in the estimate of a client life would, conversely, result in accelerated recognition of deferred revenues relative to prior years. Because our deferred revenues balances have declined as a result of our selling more licensed solutions, this estimate has decreased in significance relative to prior years. We expect to continue selling primarily licensed solutions; therefore, we anticipate that the estimate of a client life will continue to decrease in significance in future periods. Revenue from managed service fees and variable monthly fees is recognized as services are performed.

The second method of delivering our software and services is via a license-hosted model. We began offering this model in 2001 and it has become our predominant business model. Under this model, we sell our clients a perpetual license for our software. They can install our software on their own in-house systems, utilize third-party service providers for hosting, or, as is most often the case, we will host the software and perform related services under a managed services agreement.

Sales of our solutions under the license-hosted model typically include a software license fee, an implementation fee, a software maintenance fee, a managed service fee and, in many cases, variable monthly fees. We establish vendor specific objective evidence, or VSOE, of fair value for the software maintenance fee and managed service fee elements of a contract based on the following two considerations: 1) they are sold independently of the other elements in a contract, and independently of each other; and 2) these services generally are, and have historically been, renewed in subsequent years (independent of the other elements) at the same fees, or the current market value of those fees, charged when all elements are sold together. Therefore, the VSOE of fair value for each of such services can be properly determined by reference to the applicable clients' contractual fee rates relating to those services.

We are not, however, currently able to establish VSOE of fair value for the software license and implementation fee elements of our contracts. Therefore, we use the residual value method to recognize revenue in accordance with SOP 97-2. Using this method, revenue from the managed service and software maintenance elements of a contract is recognized ratably over the term of the managed service arrangement and the software maintenance arrangement, respectively. Because we are currently unable to establish VSOE of fair value for the software license fee and implementation fee components of a contract and our installation services are essential to the functionality of the software, we apply contract accounting to both the software and implementation elements of the arrangement in accordance with ARB No. 45 and SOP 81-1. Accordingly, license and implementation revenues are recognized on a percentage of completion basis. In the future, if we are able to establish VSOE of fair value for the software license and implementation elements of our solutions, license fees will generally be recognized at the time of contract signing, assuming all revenue recognition criteria are met, instead of on a percentage of completion basis. As changes occur in our estimate of completion percentage, revenue recognition is adjusted accordingly. Our estimate of completion percentage is based on the ratio of the actual effort spent on a project as of the financial statement date to the estimate of total effort to complete the implementation. Fluctuations in the estimate of total effort to complete an implementation can significantly impact revenue recognition on a project in a given period. The estimate of total effort to complete an implementation involves significant judgment regarding the time required to perform the tasks associated with a project, such as coding and testing the solution. In many cases, our estimates are based on past experience;

however, because certain of our solutions are in an early stage of development and in most cases involve client-specific configuration and/or customization, we may not always have direct past experience to draw from, which could result in increased volatility in the estimate of effort to complete an implementation. In addition, implementing our solutions generally involves a high degree of interaction with our clients; therefore, the level of client personnel's technical understanding and changes in a client's requirements or expectations can also affect the estimate of effort to implement a solution. However, we believe our prior experience in developing and implementing complex solutions provides an appropriate basis for developing our estimates. If, for any solution implementation, we determine that we are unable to estimate the effort to implement a solution with a high degree of certainty we defer recognition of the revenue and related cost until project completion in accordance with SOP 81-1. Revenue from variable monthly fees is recognized as services are performed.

We have historically sold our solutions primarily through direct sales efforts and reseller channels. When we sell solutions through a reseller channel we recognize revenue consistent with the methods described above.

Technical Personnel Cost Allocation
-----------------------------------

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


Results of Operations

The following table summarizes the Company's results of operations for the calendar years indicated (dollar amounts in thousands):

                                    2004        2003       Change    % Change
                                  --------    --------    --------   --------
REVENUES:

Software license fees             $    158    $     94    $     64         68%
Implementation fees                  1,429       2,532      (1,103)       (44%)
Monthly service fees & software
   maintenance fees                  9,215       9,671        (456)        (5%)
Other fees                              77         112         (35)       (31%)
                                  --------    --------     --------
       Total revenues               10,879      12,409      (1,530)       (12%)
                                  --------    --------     --------

COST OF REVENUES                     5,864       5,591         273          5%
                                  --------    --------     --------

GROSS MARGIN                         5,015       6,818      (1,803)       (26%)

OPERATING EXPENSES:
Selling and marketing                2,024       2,408        (384)       (16%)
Product development                    933       1,294        (361)       (28%)
General and administrative           2,767       2,619         148          6%
                                  --------    --------     --------
       Total operating expenses      5,724       6,321        (597)        (9%)
                                  --------    --------     --------

INCOME (LOSS) FROM OPERATIONS         (709)        497      (1,206)      (243%)

OTHER INCOME (EXPENSE):
Interest income                         31          19          12         63%
Interest expense                        (8)        (17)          9         53%
                                  --------    --------     --------
                                        23           2          21      1,050%
                                  --------    --------     --------

NET INCOME (LOSS)                 $   (686)   $    499    $ (1,185)      (237%)
                                  ========    ========     ========


Comparison of the Year Ended December 31, 2004 with the Year Ended December 31, 2003

Revenues: Our revenues consist primarily of implementation fees, software license fees, monthly service fees and software maintenance fees from new and existing clients. Total revenues decreased by $1,530,000, or 12%, to $10,879,000 for the year ended December 31, 2004, from $12,409,000 for the year ended December 31, 2003.

Monthly Service Fees and Software Maintenance Fees- Monthly service fees and software maintenance fees were $9,215,000 during 2004, a decrease of $456,000, or 5%, from $9,671,000 in 2003. This decrease is primarily due to a $222,000 per month reduction in service fees related to the Channel Insight contract with our largest client beginning in November 2004. Prior to November 1, 2004, approximately $370,000 of our total monthly contracted managed service fees were tied to the Channel Insight contract we entered into with our largest client in 2001. $312,000 of the managed service fees associated with this contract expired in October 2004, while the remaining $58,000 is under contract through October 2005. In the fourth quarter of 2004, we reached an agreement with this client to extend the services associated with the expired managed service fees for six months at $90,000 per month, or a reduction of $222,000 per month. Accordingly, the remaining managed service fees associated with this solution total $148,000 per month. As part of this arrangement, we mutually agreed with the client to negotiate in good faith towards an additional 36-month agreement. In addition, we continue to work with this client for purposes of selling new solutions; however, there can be no assurance that we will be successful in renewing, extending or expanding solutions for this client. The remaining $12,000 reduction in our monthly service fees and software maintenance fees was caused by a $641,000 reduction resulting from other client contract renegotiations and terminations, partially offset by $629,000 of increases in service fees due to new client contracts and higher variable system usage fees. Monthly service fees and software maintenance fees represented approximately 85% and 78% of total revenue during 2004 and 2003, respectively.

Implementation Fees - Revenues generated from implementation fees during the twelve months ended December 31, 2004 decreased by $1,103,000, or 44%, to $1,429,000 from $2,532,000 during the twelve months ended December 31, 2003. The decrease in implementation fees is primarily attributable to a $963,000 decrease in the recognition of previously deferred implementation fees from $984,000 during 2003 to $21,000 during 2004. This change is mainly due to the recognition of $587,000 of implementation fees for our largest client in the first quarter of 2003 that were deferred in previous years under the ASP model. During the first quarter of 2003, this client converted the term licenses related to its Referral/Locator and Lead Generation and Management solutions to perpetual licenses, which required the recognition of previously deferred implementation fees. We also recognized $135,000 of previously deferred implementation fees in the third quarter of 2003 when three of our other clients obtained perpetual licenses for their Referral/Locator solutions. In addition, implementation fees in 2003 contained recognition of previously deferred revenue associated with the adoption of SAB 104. Revenue recognition associated with the adoption of SAB 104 was completed at the end of 2003, therefore, we experienced a reduction in 2004. The remaining $140,000 reduction in implementation fees is primarily attributable to attaining lower levels of completion percentage on new Channel Insight projects in 2004 compared to 2003. Implementation fees represented approximately 13% and 20% of total revenue during 2004 and 2003, respectively.

Software License Fees - Software license fees were $158,000 in 2004, an increase of $64,000, or 68%, from the $94,000 of license fees during 2003. This increase in license fees is primarily attributable to an increase in the sales of our Channel Insight solutions to new clients during the fourth quarter of 2003 and 2004. Software license fees represented approximately 1% of total revenue during 2004 and 2003.

Other Fees - Other fees decreased by $35,000, or 31%, to $77,000 during the twelve months ended December 31, 2004, from $112,000 during the twelve months ended December 31, 2003. The decrease in other revenues is primarily attributable to a decrease in the number of contracts with charges for voice recordings, faxes, geocoding and telecommunications charges, as well as a reduction in interactive voice response transaction volume and negotiated rate reductions in our telecommunications charges. Other fees represented approximately 1% of total revenue during 2004 and 2003.

Cost of Revenues: Our cost of revenues includes technical personnel salaries and related personnel costs, data royalties, software costs, depreciation for server equipment, reimbursable expenses such as telecommunications and contract labor related to specific projects, co-location facility fees and other direct costs related to operating our data centers, as well as the recognition of previously deferred implementation expenses. Cost of revenues increased to 54% of revenues in 2004 from 45% in 2003. Total cost of revenues increased $273,000, or 5%, to $5,864,000 during 2004 from $5,591,000 during 2003. This increase was primarily attributable to a $269,000 increase in personnel and personnel support costs in 2004 as a result of an increase in the number of technical staff, as well as allocating more product development personnel to support implementation efforts in 2004. Also contributing to the increase in our cost of sales was a $136,000 increase in our contract labor costs. These resources were utilized to assist with the implementation and maintenance associated with both Channel Insight and channel management solutions. In addition, we experienced a $68,000 increase in bad debt expense in 2004 primarily due to variable monthly fees that we believe will be uncollectible as a result of a client contract renegotiation. The increases in our cost of revenues associated with personnel costs, contract labor costs, and bad debt expense were partially offset by a $122,000 reduction in the recognition of implementation expense on contracts that were deferred under ASP arrangements. Deferred implementation expense recognition was higher in 2003 due to the recognition of previously deferred implementation expense for our largest client and three of our other clients who obtained perpetual licenses for their Referral/Locator solutions, which required that we recognize the remaining deferred expenses associated with those solutions. In addition, our data center costs decreased $78,000 mainly due to a decline in depreciation expense as many of our older assets are now fully depreciated.

Selling and Marketing Expenses: Selling and marketing expenses consist of sales, pre-sales, marketing and business development personnel costs and related expenses, travel and entertainment, sales commissions, and advertising and promotion costs. These costs were 19% of revenues in 2004 and 2003. The total amount of selling and marketing expenses decreased by $384,000, or 16%, to $2,024,000 during the twelve months ended December 31, 2004, from $2,408,000 during the twelve months ended December 31, 2003. The change is primarily attributable to a $471,000 decrease in personnel and personnel support costs partly as a result of attrition related to our sales and marketing staff and partly due to the cost savings measures taken during the third quarter of 2003. In addition, travel and entertainment costs and trade show expenses decreased by $12,000 and $9,000, respectively. The decreases in our selling and marketing expenses associated with personnel costs, travel costs, and trade show expenses were partially offset by an $84,000 increase in commission expense as a result of an increase in the sales of our solutions, as well as incremental commissions for our Executive Vice President of Field and Client Operations. In addition, recruiting costs increased $13,000 due to the hiring of a new sales representative in the third quarter of 2004. The remaining $11,000 increase in selling and marketing expenses was caused primarily by an increase in public relations and advertising and promotion consulting costs.

We have established strategic partnerships with organizations in three major areas: technology partners, solution partners, and strategic selling relationships. We expect that these relationships can assist us in gaining broader market acceptance for our solutions and services, as well as enhance our marketing, sales and distribution capabilities. Accordingly, we expect to develop new strategic partnerships in the future.

Product Development Expenses: Product development expenses consist of time spent on development of our channel visibility and channel management software that is not specifically associated with a client contract. Product Development expenses are primarily made up of salaries and related costs and subcontracted costs. These costs were 9% and 10% of revenues during 2004 and 2003, respectively. For the twelve months ended December 31, 2004, product development expenses decreased $361,000, or 28%, to $933,000 from $1,294,000 for the twelve months ended December 31, 2003. This change was primarily due to a reduction in personnel and personnel support costs as a result of allocating more of our existing resources to support implementation efforts, as well as the cost reduction measures taken during the third quarter of 2003.

General and Administrative Expenses: General and administrative expenses include the personnel costs of our executive management, finance, investor relations, human resources and other corporate functions, general expenses such as legal and accounting fees, insurance and costs related to our facilities. These costs increased to 25% of revenues for the twelve months ended December 31, 2004, from 21% of revenues for the twelve months ended December 31, 2003. The total amount of general and administrative costs over the same periods increased $148,000, or 6%, to $2,767,000 during 2004 from $2,619,000 during 2003. The increase was primarily attributable to a $232,000 increase in personnel related costs partly as a result of salary increases for our general and administrative employees, and partly due to an $85,000 accrual in the third quarter of 2004 for severance expense associated with a terminated employee. In addition, Board of Directors fees increased $40,000 as a result of a new Board of Directors compensation plan that was implemented beginning in 2004. Partially offsetting the increases in our general and administrative expenses associated with personnel related costs and Board of Directors fees was a $102,000 reduction in professional fees primarily due to recruiting fees incurred during 2003 related to the hiring of our Executive Vice President of Field and Client Operations. The remaining $22,000 decrease in general and administrative expenses was primarily attributable to a reduction in our facilities costs mainly as a result of lower depreciation expense since many of our older assets are now fully depreciated.

In 2005, we expect that our head count levels and related costs in all functional areas will change commensurate with our needs as we execute against our business strategy.

Income Taxes: InfoNow has paid no income taxes since its inception and has not recorded a benefit for income taxes due to valuation allowances provided against net deferred tax assets, which consist primarily of operating loss carryforwards.

Other Income/Expense: We had a net other income of $23,000 during the twelve months ended December 31, 2004, compared to net other income of $2,000 for the twelve months ended December 31, 2003. The increase of $21,000 is primarily attributable to higher interest income as a result of an increase in interest rates and a higher average cash balance in 2004, as well as lower interest expense as certain of our capital leases have been fully paid.

Net Income/Loss: Net loss for the twelve months ended December 31, 2004, was $686,000 compared to net income of $499,000 for the twelve months ended December 31, 2003, a $1,185,000 decrease. This decrease is primarily attributable to a $1,530,000, or 12%, decrease in total revenues, which was partially offset by a $324,000, or 3%, decrease in total expenses and a $21,000 increase in net other income for the year ended December 31, 2004, compared to the year ended December 31, 2003, as discussed above in this Item 6.


Liquidity and Capital Resources

We have financed our operations primarily through the placements of private equity securities and, to a lesser extent, through borrowing and equipment leasing arrangements. We have received a total of approximately $13,800,000 from private offerings and have received an additional $3,643,000 from the exercise of stock options and warrants since we began offering our channel management solutions in 1995. We also have a bank credit facility with both a $1,000,000 revolving line of credit to support our future operating needs and a $1,000,000 equipment facility to support our future investing needs. The bank credit facility requires that we meet various covenants. We have failed to meet certain of the financial covenants in the past; however, we have obtained waivers for all instances of non-compliance. We are not permitted to draw on the bank credit facility if we are out of compliance with any of the covenants. As of the date of this report, we are in compliance with all covenants and we have no outstanding debt under this facility. The interest rate on the revolving line of credit is the prime rate plus 1 percent, and the interest rate on the equipment facility is the U.S. Treasury note yield to maturity for a term equal to 36 months as quoted in the Wall Street Journal plus 587 basis points.

We had cash and cash equivalents of $3,764,000 at December 31, 2004, compared to $3,299,000 at December 31, 2003. The increase was primarily attributable to the exercise of stock options by current and former employees. Our total cash flow for the twelve months ended December 31, 2004, was $465,000 compared to $809,000 for the twelve months ended December 31, 2003. The decrease of $344,000 was primarily due to a $409,000 decrease in cash provided by our operating activities, which was caused primarily by our net loss in 2004. In addition, cash used in investing activities increased $36,000 due to an increase in purchases of property and equipment for our data centers and corporate office. The decreases in our cash flow resulting from our operating and investing activities were partially offset by a $101,000 increase in cash flow from financing activities primarily due to an increase in stock option exercises in 2004. The changes in our total cash flow for the twelve months ended December 31, 2004, compared to the twelve months ended December 31, 2003, are discussed below in more detail.

Net cash generated by operating activities during 2004 was $267,000, compared to $676,000 during 2003. The decrease of $409,000 is generally due to a reduction in cash collections from new Channel Insight sales as our days sales outstanding increased to 46 days in 2004 compared to 44 days in 2003. The reduction in cash collections was partially offset by a decline in total costs. Despite the decline in total costs, our net loss increased by $1,185,000 to $686,000 for the twelve months ended December 31, 2004 compared to net income of $499,000 for the twelve months ended December 31, 2003 as a result of the significant decrease in revenue discussed above in this Item 6. Changes in the adjustments to reconcile net income to net cash provided by operating activities are as follows:

     o $219,000 reduction in accounts receivable mainly due to a reduction in collections from new sales;
     o $204,000 reduction in depreciation and amortization since many of our data center and corporate office assets have become fully depreciated without proportionate asset purchases;
     o $147,000 decrease in payroll related and other liabilities mainly due to the reductions in our cost structure;
     o $100,000 reduction in other assets and deferred charges due to a reduction in the amortization of previously deferred implementation expense;
     o $945,000 reduction in deferred revenue, which was driven primarily by the recognition of previously deferred implementation fees in 2003 because our largest client and three of our other clients obtained perpetual licenses for their channel management solutions, which required the recognition of the deferred implementation fees associated with those solutions. In addition, recognition of previously deferred implementation fees associated with the adoption of SAB 104 was complete at the end of 2003 and, accordingly, we experienced a reduction in that element of our revenue recognition in 2004;
     o $308,000 increase in accounts payable primarily as a result of an increase in accruals for estimated losses related to new Channel Insight solution implementations, telecommunications charges, third party sales commissions, and data license royalties;
     o $150,000 increase in other current assets mainly due to prepaid insurance and software license payments in 2004;
     o    $42,000 increase in our allowance for bad debt; and
     o    $1,000 increase in other non-cash charges.

Cash used in investing activities increased to $266,000 for the twelve months ended December 31, 2004, compared to $230,000 for the twelve months ended December 31, 2003. The change of $36,000 is due to an increase in purchases of computer hardware and software for our data centers and corporate office. We have plans to increase our capital expenditures in 2005 primarily to upgrade or replace existing data center hardware and software, as well as to add new equipment to support our client base.

Net cash provided by financing activities during the twelve months ended December 31, 2004, was $464,000 compared to cash provided by financing activities of $363,000 during the twelve months ended December 31, 2003. The increase of $101,000 was caused primarily by a $92,000 increase in cash received from stock option exercises, as well as a $9,000 decrease in principal payments on debt obligations due to a reduction in our capital lease liabilities.

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

The following table summarizes the Company's contractual payments and obligations by period (amounts in thousands):

Contractual Obligations                          Payment Due by Period

                                             Less Than   1-3     4 - 5   After 5
                                      Total    1 year   years    years    years
                                      ------   ------   ------   ------   ------
Capital Lease Obligations             $   58   $   58   $ --     $ --     $ --
Operating Leases                       1,342      476      866     --       --
Minimum Royalties                        141       12       24       24       81
Total Contractual Cash Obligation     $1,541   $  546   $  890   $   24   $   81


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

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which will be effective for our fiscal year beginning January 1, 2006. We believe the adoption of this standard could have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which will be effective for fiscal periods beginning after June 15, 2005. We do not believe the adoption of this standard will have a material impact on our financial position or results of operations.

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

We may not be able to achieve desired growth in our business if we cannot increase our direct and indirect sales channels.

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

We have an accumulated deficit of $36,468,000 as of December 31, 2004, incurred a net loss of $686,000 in 2004, and we expect to continue generating losses in the near term. Our financial condition and results of operations depend on our ability to control our operating costs, retain our current business and obtain new business from new and existing clients. Past losses are a result of expenditures made to develop and market our solutions, as well as to develop an operating infrastructure to deliver our services. In addition, certain of our Channel Insight solution implementation cycles have extended substantially beyond our initial estimates as a result of changes in project scope as well as overall increases in effort, which contributed to our net loss in 2004. Our costs are primarily for salaries and other personnel related costs. If our assumptions about our revenues or our ability to manage our head count and other operating costs prove to be incorrect, we may not be able to adjust our operating expenses in order to maintain profitability.

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

     - seasonal fluctuations in sales based on clients' budget calendars and purchasing cycles;

     -    our reliance on a small sales team to achieve our sales targets;

     -    our participation in new and rapidly evolving markets;

     - fixed-fee pricing of some of our contracts, which subjects us to possible variances in our operating margins;

     - the timing of large implementations and our ability to meet our implementation schedules;

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

     -    consolidation by our competitors;

     -    consolidation by our clients;

     -    changes in levels of product development expenditures;

     -    changes in clients' requirements for our solutions; and

     -    changes in our clients' viability.

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

     - performance of our software and services relative to client expectations;

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

The loss of one or more significant clients could have a material adverse effect on our business.

A substantial amount of our revenue comes from a limited number of clients. As of December 31, 2004, we had managed service contracts with 44 clients. Contracts with our largest client accounted for approximately 50% of our total revenues in 2004 and approximately 49% of our total revenues in 2003. Our service contracts typically have service terms of one to three years, subject in some cases to earlier termination by our clients upon written notice. Approximately $33,000 of our monthly contracted managed service fees at December 31, 2004 is under contract for more than one year. The balance of $531,000 is either currently in a month-to-month contract status or will expire during 2005. We expect to renew these contracts during 2005; however, there can be no assurances that we will be able to do so, or do so under contract terms that are similar to those in place today. We currently depend, and expect to depend in the foreseeable future, on the retention of the recurring service revenues from these contracts to finance our operations, and any material reduction in our recurring service revenues would have an adverse impact on our business, as well as reduce our ability to fund a portion of the future development of our software and services and to market our solutions to new clients, among other implications. The loss of one or more major clients, or any substantial reduction in our managed service fees from those clients would have a material adverse impact on our business, financial condition and results of operations.

Prior to November 1, 2004, approximately $370,000 of our total monthly contracted managed service fees were tied to the Channel Insight contract we entered into with our largest client in 2001. $312,000 of the managed service fees associated with this contract expired in October 2004, while the remaining $58,000 is under contract through October 2005. In the fourth quarter of 2004, we reached an agreement with this client to extend the services associated with the expired managed service fees for six months at $90,000 per month, or a reduction of $222,000 per month. Accordingly, the remaining managed service fees associated with this solution total $148,000 per month. As part of this arrangement, we mutually agreed with the client to negotiate in good faith towards an additional 36-month agreement. In addition, we continue to work with this client for purposes of selling new solutions; however, there can be no assurance that we will be successful in renewing, extending or expanding solutions for this client. If we are unable to renew or extend this arrangement or enter into new arrangements under terms acceptable to us, or replace the revenue attributable to this business through increased sales to other new or existing clients, our financial condition and results of operations would be materially adversely affected.

We depend on the growth and retention of our client base. If we fail to generate repeat or expanded business from our current and future clients, our business will be seriously harmed.

Our success depends on the growth and retention of our client base. We currently depend on a limited number of key, high-profile clients. Our ability to attract new clients will depend on a variety of factors, including the accuracy, reliability and cost-effectiveness of our software and services and our ability to effectively market and efficiently implement such solutions. We cannot be certain that our current clients will continue to purchase solutions and enhancements at the levels of previous periods, or that we will be able to conduct a significant amount of business with new clients. In addition, our current clients may attempt to renew, and in some cases have renewed, their contracts at lower rates and shorter contract terms. If we fail to generate repeat and expanded business from our current and future clients, our business, financial condition and results of operations would be seriously harmed.

We may face intense competition in the markets for our solutions.

We are one of the first companies to market Internet-based channel visibility and channel management solutions for channel-focused companies and their channel partners. We believe that the market for these solutions and services is currently fragmented and rapidly evolving. We further believe that this market will become intensely competitive as market acceptance for our solutions continues to develop. Many of our potential competitors are larger and have substantially greater financial, technical, and marketing resources than we do. This could give them a competitive advantage over us. Also, some competitors and potential competitors offer a broader line of software and services than we do, which may affect current and potential clients' purchasing decisions, especially if clients wish to consolidate their solutions with a single or limited number of providers. Increased competition in these markets could force us to reduce prices for our software and services or result in the introduction of new products or services superior to ours. If we are not able to compete successfully, our business and financial results will likely suffer. Our future performance will be dependent upon our ability to remain competitive with respect to the technical capabilities, client service capabilities and economic value of the solutions we offer.

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

Our success depends largely on the skills, experience and performance of our management team and key employees. If we were to lose one or more of these key individuals, our business would likely suffer.

Our planned growth will also require us to attract and train skilled sales, operations, technical and administrative personnel to successfully sell and deliver our solutions as planned. Many of our systems are proprietary and require a period of training before a new employee is fully productive. Given the increasing workforce shortages in the high-tech areas, we cannot be certain that we will continue to be successful in attracting, training and retaining skilled personnel needed to successfully expand our business.

If we are not able to improve our financial and operational systems on a timely basis, we may not be able to manage our anticipated growth.

Our business plans and strategies assume a growing market for channel visibility and channel management solutions and our continued participation in those markets. This planned growth will require us to make significant improvements in our financial and operational systems and procedures. Our business would likely suffer if we were unable to make the changes to our systems and procedures that are needed to accommodate our anticipated growth on a timely basis.

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

Our current business plans contemplate providing software licenses to our clients. We offer our solutions under an ASP model and a software license with managed services, or license-hosted, model. Under the license-hosted model, our clients are given the contractual right to install our software on their own in-house systems instead of requiring that we host the solution. Generally our clients do not elect to bring our software in-house; however, if they were to do so, it could expose us to new risks. Our software may not function in the same way as it does in our hosted environment, or clients may lack the proper skills to operate the software. As a result, the perception of our solutions may suffer in the marketplace. In addition, we may need to obtain additional licenses if we discover that third-party software, or derivative works, have been embedded into our licensed solutions. There can be no assurances that we could obtain such licenses or that such licenses could be obtained on terms and conditions acceptable to us.

Because the fees we charge to our clients for implementing their solutions are fixed, we may experience losses when implementing our solutions if client requirements change.

Because certain of our solutions are in an early stage of development and the implementation of these solutions in most cases involves client-specific configuration and a high degree of interaction with our clients, we have experienced, in the past, and may continue to experience significant volatility in the cost associated with delivering our solutions to clients as a result of changes in client requirements from the initial scope of the project. The pricing we offer to our clients is on a fixed-fee basis, therefore, increases in the cost to implement a client's solution has resulted in losses on certain projects in the past and we may continue to experience implementation losses in the future if we are unable to appropriately manage the costs associated with delivering our solutions or negotiate incremental fees for implementing elements of a client's solution that represent changes from the initial scope of the project.

If we decide to utilize offshore resources to develop or deploy our solutions, it could expose us to new risks.

We have not historically used offshore labor to assist in the development or implementation of our solutions; however, we may decide to utilize offshore resources in the future. If we were to do so, it could expose us to new risks associated with project management, the dependability and capabilities of offshore resources, and the legalities of doing business with foreign entities, among other risks.

We may be susceptible to breaches of security.

Despite our implementation of network security measures, our servers may be vulnerable to computer viruses and similar disruptions from unauthorized tampering. A party who is able to circumvent our security measures could misappropriate proprietary database information or cause interruptions in our operations. As a result, we may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches, which could harm our business.

We may experience significant interruptions in our services due to failure of our data centers, which could seriously harm our business.

Delivery of our services depends upon our ability to protect our data centers against damage from fire, floods, earthquakes, power loss, telecommunications failures and similar events. We carry property insurance in the event of equipment damage. Our system safeguards and insurance may not, however, be adequate to compensate for all losses that may occur from business interruptions. We utilize two Internet data centers maintained by SunGard Data Systems to provide services to our clients. The data centers are housed in two separate facilities, one in Denver, Colorado, and the other in Thornton, Colorado. These facilities have safeguard protections such as a fire detection and suppression system, redundant telecommunications access and 24-hour systems maintenance support. We also maintain off-site storage of backups. However, we have in the past and still may experience service outages due to multiple failures of systems or area-wide natural disasters, as both sites are located in the Denver metropolitan area.

If we fail to meet our contracted service level agreements it could result in the loss of key contracts or clients.

We have service level agreements with many of our clients. If we were to fall out of compliance with any service level agreement we could lose key contracts or clients.

Our business relies on our intellectual property. We have a limited ability to protect our intellectual property rights and could incur substantial costs to enforce our intellectual property rights or defend against claims of third parties for infringement on their intellectual property rights.

Our success depends, in part, on our ability to protect our intellectual property rights. We rely on a combination of copyright and trademark law, non-disclosure agreements and contractual provisions in agreements with our clients to establish and maintain proprietary rights in our services and other intellectual property. Additionally, we seek to control access to and distribution of our proprietary software, documentation and other information. These measures afford only limited protection for our intellectual property, as they do not prevent competitors from independently developing equivalent or superior technology or unauthorized parties from attempting to copy aspects of our software or to obtain and use information that we regard as proprietary. We have applied for U.S. patent protection for our Channel Insight technology and algorithms, however, there can be no assurance that we will obtain this patent protection. If we do not adequately protect our intellectual property, our business, financial condition and results of operations will be seriously harmed.

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

Some of our current software and services, and other solutions under development are designed to capture demographic, client preference and profile information. Privacy concerns may cause visitors to resist providing the personal data necessary to support this capability. More importantly, even the perception of privacy concerns, whether valid or not, may indirectly inhibit market acceptance of our solutions. In addition, legislative or regulatory requirements may heighten these concerns. Various countries and political entities, such as the European Economic Community, have adopted restrictive legislation or regulatory requirements and the United States may adopt similar legislation or regulatory requirements in the future. If client privacy concerns are not adequately addressed or if restrictive legislation is adopted in the United States, our business, financial condition and results of operations could be seriously harmed.

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

Our shares are currently listed on the Nasdaq SmallCap Market. This listing is dependent on us maintaining certain minimum listing standards, including, among others, minimum bid price and stockholders' equity standards. If we continue to incur losses as we did in 2004 and cannot maintain the standards for continued listing on the Nasdaq SmallCap Market, our common stock could be subject to delisting. Trading in our common stock would then be conducted in the over-the-counter market on the OTC Bulletin Board, and we would become subject to the penny stock rules maintained by the SEC. These rules impose additional sales practice requirements on broker-dealers before our stock could be sold to the customers of the broker-dealers. The additional sales practice requirements could materially adversely affect the willingness or ability of broker-dealers to sell our common stock. As a result, it may be difficult to sell shares or to obtain accurate quotations as to the price of our shares. In addition, it may be more difficult for us to obtain additional equity financing needed for future expansion of our operations due to the liquidity concerns of potential investors. In the past we have failed to comply with certain of the Nasdaq SmallCap Market's listing standards and subsequently regained compliance without being delisted. We are currently in compliance with all listing standards, however, there can be no assurance that we will be able to maintain compliance or that the Nasdaq SmallCap Market will not revise the standards in a way that would make it more difficult for us to comply.

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

Our management and directors beneficially own approximately 28% of our outstanding common stock primarily due to stock option grants, as is more fully disclosed in our 2005 Proxy Statement. As a result, and under certain circumstances, these stockholders acting together could exercise substantial influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company, which could negatively affect our stock price.

We are subject to risks associated with potential acquisitions or strategic investments.

From time to time, we may have discussions with companies regarding acquiring or investing in their business, products, services or technology. If we make an acquisition or major investment in another company, we could have difficulty assimilating the acquired company's operations and personnel. In addition, we could face difficulties integrating any acquired products, services and technologies into our operations, and could experience the loss of key employees or customers of acquired operations. These difficulties could disrupt our on-going business, distract our management and significantly increase our operating expenses. As a result, our business and financial condition could suffer.

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

If we draw on our $2 million credit facility with Silicon Valley Bank, we will be required to maintain certain levels of financial performance specified in the financing arrangement. If we are unable to meet these financial requirements, we would become immediately liable for the repayment of the borrowed funds, which would negatively impact our liquidity and could negatively affect our stock price and business operations.

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

New accounting rules governing the expensing of stock options could result in a material adverse impact on our results of operations.

We currently record stock compensation expense in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 specifies a fair value based method to measure compensation cost of issued stock options and similar instruments issued using a Black-Scholes model or other comparable method. However, we have elected an option under SFAS No. 123 that allows us to continue to recognize compensation cost for employees and directors in accordance with the guidance in APB No. 25, Accounting for Stock Issued to Employees, and disclose the pro forma results of operations as if SFAS No. 123 had been applied to the financial statements. This accounting treatment generally results in no compensation expense recorded for stock options granted to employees and directors. When we become subject to the new accounting rules governing the expensing of stock options in SFAS No. 123(R), Share-Based Payment, beginning in 2006, we will be required to expense the estimated fair value of all then-unvested options and any new options granted after 2005 over the vesting period of the respective stock option. Since we plan to continue to utilize stock options to motivate employees, we anticipate that the new accounting rules could have a material adverse impact on our results of operations.

Item 7. Financial Statements.
-----------------------------

The financial Statements required by this Item 7 are incorporated by reference to pages F-1 through F-19 of this Annual Report on Form 10-KSB.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.
-----------------------------------------------------------------------

None.


Item 8A. Controls and Procedures.
---------------------------------

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2004, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2004, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


Item 8B. Other Information
--------------------------

None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

Information with respect to Directors may be found under the caption "Proposal 1 Election of Directors" in the Company's definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission for use at the Annual Meeting of Stockholders to be held May 12, 2005 (the "Proxy Statement"). Information with respect to Executive Officers may be found under the caption "Executive Officers" in the Proxy Statement. Information with respect to compliance with section 16 (a) of the Exchange Act may be found under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Proxy Statement. Such information is incorporated herein by reference to the Proxy Statement.


Item 10. Executive Compensation.
--------------------------------

The information set forth under the captions "Executive Compensation" and "Employment Contracts, Termination of Employment and Change-in-Control Arrangements" in the Proxy Statement and "Director Compensation" in the Proxy Statement is incorporated herein by reference.

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


Item 13. Exhibits.
------------------

Included as exhibits are the items listed on the Exhibit Index. We will furnish a copy of any of the exhibits listed below upon payment of $5.00 per exhibit to cover the costs to us of furnishing such exhibit.

3.1       Certificate of Incorporation of the Company, as amended. (A)

3.1.1 Certificate of Designation, Preferences and Rights of Series B Convertible Participating Preferred Stock of InfoNow Corporation. (F)

3.2       Bylaws of the Company, as amended. (B)

4.1 Form of Common Stock certificate for the Company's Common Stock, $.001 par value per share. (B)

4.4       Form of Class C Warrant. (C)

10.1*     InfoNow 1999 Stock Option Plan, as amended. (A)

10.2* InfoNow 1990 Stock Option Plan, as amended and restated January 23, 1998. (D)

10.41* Chairman and CEO Employment Agreement Renewal Addendum dated December 19, 2003. (I)

10.42* Employment Agreement between the Company and Harry Herbst dated February 3, 2004. (I)

10.43* Employment Agreement between the Company and Mark W. Geene dated August 21, 2003. (E)

10.44 Credit Facility between the Company and Silicon Valley Bank dated February 15, 2002. (G)

10.45* Employment Agreement between the Company and Don Kark dated January 28, 2005.

10.46* Amendment to Employment Agreement between the Company and Harry Herbst dated March 7, 2005.

10.47* Separation Agreement between the InfoNow Corporation and Michael W. Johnson dated March 22, 2005. (J)

10.49 Loan Modification Agreement between the Company and Silicon Valley Bank dated February 14, 2003. (H)

23.1      Consent of Deloitte & Touche LLP.

31.1      Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.

31.2      Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer.

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

(F) Incorporated by reference to the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 1999.

(G) Incorporated by reference to the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 2001.

(H) Incorporated by reference to the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 2002.

(I) Incorporated by reference to the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 2003.

(J) Incorporated by reference to the Company's current report filed on Form 8-K on March 28, 2005.

     * Denotes management contract or compensatory plan.


Item 14. Principal Accountant Fees and Services.
------------------------------------------------

Information with respect to Principal Accountant Fees and Services set forth under the caption "Independent Auditor Fees" in the Proxy Statement is incorporated herein by reference.

                                   SIGNATURES



In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 31, 2005.



                                             INFONOW CORPORATION

                                             By: /s/ Harold R. Herbst
                                             ------------------------
                                             Harold R. Herbst, Interim CEO


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                   Title                                 Date
---------                   -----                                 ----

/s/ Harold R. Herbst        Interim Chief Executive Officer       March 31, 2005
-------------------------   (Principal Executive Officer)
Harold R. Herbst


/s/ James L. Medina         Interim Chief Financial Officer       March 31, 2005
-------------------------   (Principal Financial and Accounting
James L. Medina             Officer)


                            Chairman of the Board                 March 31, 2005
-------------------------
Jeffrey Peotter


/s/ Duane H. Wentworth      Director                              March 31, 2005
-------------------------
Duane H. Wentworth


/s/ Allan R. Spies          Director                              March 31, 2005
-------------------------
Allan R. Spies


/s/ Michael W. Johnson      Director                              March 31, 2005
-------------------------
Michael W. Johnson

                               INFONOW CORPORATION

                          INDEX TO FINANCIAL STATEMENTS



                                                                            PAGE
                                                                            ----


Report of Independent Registered Public Accounting Firm                      F-2

Balance Sheet - December 31, 2004                                            F-3

Statements of Operations - Years Ended December 31, 2004 and 2003            F-4

Statements of Stockholders' Equity - For the Years Ended December
   31, 2004 and 2003                                                         F-5

Statements of Cash Flows - Years Ended December 31, 2004 and 2003            F-6

Notes to Financial Statements                                                F-7

                               INFONOW CORPORATION

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





Board of Directors
InfoNow Corporation
Denver, Colorado


We have audited the accompanying balance sheet of InfoNow Corporation (the "Company") as of December 31, 2004, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, such financial statements present fairly, in all material respects, the financial position of InfoNow Corporation as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.




/s/ DELOITTE & TOUCHE LLP
-------------------------
DELOITTE & TOUCHE LLP

Denver, Colorado
March 30, 2005


                               INFONOW CORPORATION

                                  BALANCE SHEET
                    (In Thousands, Except Share Information)

                                                                       DECEMBER 31,
                                                                           2004
                                                                         --------
                                     ASSETS
                                     ------

CURRENT ASSETS:
    Cash and cash equivalents                                            $  3,764
    Accounts receivable:
          Billed, net of allowance of $35                                   1,380
          Unbilled                                                             46
    Prepaid expenses and other current assets                                 478
                                                                         --------
         Total current assets                                               5,668
                                                                         --------

PROPERTY AND EQUIPMENT, net                                                   457

OTHER ASSETS AND DEFERRED CHARGES                                              23
                                                                         --------

TOTAL ASSETS                                                             $  6,148
                                                                         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Capital leases - current portion                                     $     56
    Accounts payable                                                          418
    Payroll related liabilities                                               343
    Other liabilities                                                         117
    Short-term deferred revenues                                            1,365
                                                                         --------
         Total current liabilities                                          2,299

    Long-term deferred revenues                                                25
    Deferred rent                                                             146

COMMITMENTS AND CONTINGENCIES (Note 7)                                       --

STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value; 1,712,335 shares authorized
    Series A Convertible, 213,483 shares authorized, none issued and
         outstanding                                                         --
    Series B Convertible Participating Preferred Stock, 550,000 shares
         authorized none issued and outstanding                              --
    Common stock, $.001 par value; 40,000,000 shares authorized;
         10,044,731 issued and outstanding                                     10
    Additional paid-in capital                                             40,136
    Accumulated deficit                                                   (36,468)
                                                                         --------
         Total stockholders' equity                                         3,678
                                                                         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $  6,148
                                                                         ========

                     See notes to the financial statements.


                               INFONOW CORPORATION
                            STATEMENTS OF OPERATIONS
                  (In Thousands, Except Per Share Information)

                                                        YEARS ENDED DECEMBER 31,
                                                           2004          2003
                                                         --------      --------
REVENUES:
     Service and other fees                              $  9,292      $  9,783
     Implementation fees                                    1,429         2,532
     Software license fees                                    158            94
                                                         --------      --------
                Total revenues                             10,879        12,409
                                                         --------      --------

COST OF REVENUES                                            5,864         5,591
                                                         --------      --------

GROSS MARGIN                                                5,015         6,818

OPERATING EXPENSES:
    Selling and marketing                                   2,024         2,408
    Product development                                       933         1,294
    General and administrative                              2,767         2,619
                                                         --------      --------
         Total operating expenses                           5,724         6,321
                                                         --------      --------

INCOME (LOSS) FROM OPERATIONS                                (709)          497

OTHER INCOME (EXPENSE):
    Interest income                                            31            19
    Interest expense                                           (8)          (17)
                                                         --------      --------
                                                               23             2
                                                         --------      --------

NET INCOME (LOSS)                                        $   (686)     $    499
                                                         ========      ========

NET INCOME (LOSS) PER COMMON SHARE:
    Basic                                                $   (.07)     $    .05
    Fully diluted                                        $   (.07)     $    .05
                                                         ========      ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    Basic                                                   9,920         9,357
    Fully diluted                                           9,920         9,900
                                                         ========      ========


                     See notes to the financial statements.


                                            INFONOW CORPORATION

                                    STATEMENTS OF STOCKHOLDERS' EQUITY
                              FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                 (In Thousands, Except Share Information)

                                                                                     ADDITIONAL
                                     PREFERRED STOCK             COMMON STOCK          PAID-IN    ACCUMULATED
                                   SHARES       AMOUNT       SHARES       AMOUNT       CAPITAL      DEFICIT
                                 ----------   ----------   ----------   ----------   ----------   ----------

BALANCES, December 31, 2002            --     $     --      9,318,359   $        9   $   39,148   $  (36,281)

Common shares issued upon
     exercise of  options              --           --        322,140            1          442         --
Non-cash compensation expense-
     common stock options              --           --           --           --             12         --
Net income                             --           --           --           --           --            499
                                 ----------   ----------   ----------   ----------   ----------   ----------

BALANCES, December 31, 2003            --           --      9,640,499           10       39,602      (35,782)

Common shares issued upon
     exercise of options               --           --        404,232         --            534         --
Net loss                               --           --           --           --           --           (686)
                                 ----------   ----------   ----------   ----------   ----------   ----------

BALANCES, December 31, 2004            --           --     10,044,731   $       10   $   40,136   $  (36,468)
                                 ==========   ==========   ==========   ==========   ==========   ==========


                                  See notes to the financial statements.


                               INFONOW CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (in Thousands)

                                                            YEARS ENDED DECEMBER 31,
                                                                2004       2003
                                                              -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                         $  (686)   $   499
    Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation and amortization                            396        600
         Allowance for bad debt                                    31        (11)
         Expense recognized in connection with stock option
             modification                                        --           12
         Loss on asset disposition                                 13       --
         Changes in operating assets and liabilities:
             Accounts receivable                                   62        281
             Other current assets                                 134        (16)
             Other assets and deferred charges                    (11)        89
             Accounts payable                                     161       (147)
             Payroll related and other liabilities                (37)       110
             Deferred revenue                                     204       (741)
                                                              -------    -------
         Net cash provided by operating activities                267        676

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                           (266)      (230)
                                                              -------    -------
         Net cash used in investing activities                   (266)      (230)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of options                             534        442
    Principal payments on debt obligations                        (70)       (79)
                                                              -------    -------
         Net cash provided by financing activities                464        363

NET INCREASE IN CASH AND CASH EQUIVALENTS                         465        809

CASH AND CASH EQUIVALENTS, beginning of year                    3,299      2,490
                                                              -------    -------

CASH AND CASH EQUIVALENTS, end of year                        $ 3,764    $ 3,299
                                                              =======    =======

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                    $     8    $    17
                                                              =======    =======


                     See notes to the financial statements.

                                       F-6

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
---------------------------------------------------------------

Organization and Business Activity - Unless otherwise indicated, all references in this Form 10-KSB to "InfoNow" or the "Company" refer to InfoNow Corporation. The Company was incorporated under the laws of the State of Delaware on October 29, 1990. The Company provides channel visibility and channel management solutions, in the form of software and services, to companies that sell their products through complex networks of distributors, dealers, resellers, retailers, agents or branches (i.e., "channel partners"). Companies use InfoNow's software and services to collaborate with their channel partners to create demand, increase revenues, lower operating costs, calculate sales commissions, and maximize the return on investment of their channel strategies.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the differences could be material. Significant estimates include the estimate of a client life, over which deferred revenue and implementation expenses are recognized; the percentage of completion on client contracts; the percentage of hours that technical staff devote to activities related to the cost of revenues versus product development activities, which drives the allocation of related costs; and the allowance for doubtful accounts.

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

During the third quarter of 2004, the Company elected to abandon the patent application process related to its proprietary e-commerce cataloging technology. Accordingly, the Company wrote off $13,000 in previously capitalized patent costs associated with this effort. This cost is reflected in the Company's product development expenses. The Company continues to pursue U.S. patent protection for its Channel Insight technology and algorithms and expects that completing the patent process for this technology will take one to three years.

Capitalization of Computer Software - Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed ("SFAS 86"), specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product, at which time such costs are capitalized, subject to expected recoverability, until the product is available for general release to clients. No capitalization of such costs occurred during the years ended December 31, 2004 or 2003 because the Company has historically been unable to meet the requirements in SFAS 86 for establishing the technological feasibility of its solutions prior to offering them for release to clients.

Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, requires costs of internally developed software to be charged to operations as incurred until certain capitalization criteria are met. The Company capitalized $40,000 in costs and amortized $33,000 for the year ended December 31, 2004. The Company capitalized $1,000 in costs and amortized $81,000 for the year ended December 31, 2003.

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


Revenue Recognition - The Company offers its software and services to clients in two forms. The first (and historical) method utilizes an application service provider, or ASP, model. Under this business model, the Company sells the right to use its software for the term of a specific agreement, and it implements and hosts that solution to meet specific client requirements. Accordingly, the Company charges the client an implementation fee, a managed service fee and, in many cases, variable monthly fees. The implementation fee and related direct costs are deferred and recognized ratably over the longer of the expected client life or contract term. Managed service fees and variable monthly fees are recognized as services are performed.

The second method of delivering software and services is via a license-hosted model. Under this model, the Company sells its clients a perpetual license for its software. The client can install the software on their own in-house systems, or, as is most often the case, the Company will host the software and perform related services under a managed services agreement.

Sales of solutions under the license-hosted model typically include a software license fee, an implementation fee, a software maintenance fee, a managed service fee and, in many cases, variable monthly fees. The Company establishes vendor specific objective evidence, or VSOE, of fair value for the software maintenance fee and managed service fee elements of a contract based on the following two considerations: 1) they are sold independently of the other elements in a contract, and independently of each other; and 2) these services generally are, and have historically been, renewed in subsequent years (independent of the other elements) at the same fees charged when all elements are sold together. Therefore, the VSOE of fair value for each of such services can be properly determined by reference to the applicable clients' contractual fee rates relating to those services.

The Company is not, however, currently able to establish VSOE of fair value for the software license and implementation fee elements of its contracts. Therefore, it uses the residual value method to recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"). Using this method, revenue from the managed service and software maintenance elements of a contract is recognized ratably over the term of the managed service arrangement and the software maintenance arrangement, respectively. Since the Company is currently unable to establish VSOE of fair value for the software license fee and implementation fee components of a contract and the installation services are essential to the functionality of the software, the Company applies contract accounting to both the software license and implementation elements of the arrangement in accordance with Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts ("ARB 45") and Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts ("SOP 81-1"). Accordingly, license and implementation revenues are recognized on a percentage of completion basis. As changes occur in the estimate of completion percentage, revenue recognition is adjusted accordingly. The estimate of completion percentage is based on the ratio of the actual effort spent on a project as of the financial statement date to the estimate of total effort to complete the implementation. Losses are recognized immediately if projected direct costs exceed anticipated revenues. During 2004, the Company recognized $201,000 in estimated implementation losses related to projects for which direct costs are projected to exceed implementation fee revenue. Revenue from variable monthly fees is recognized as services are performed.

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

Income Taxes - The Company accounts for its income tax assets and liabilities in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets are then reduced by a valuation allowance for amounts which do not satisfy the realization criteria of SFAS No. 109. As a result of the valuation allowance, the Company had no net deferred tax assets at December 31, 2004 or December 31, 2003.

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

                                               Twelve Months Ended December 31,
                                                       2004       2003
                                                       ----       ----
                                                        (In thousands,
                                                  except per share amounts)
       Net Income (Loss)
          As reported                                $  (686)   $   499
          Add: Stock-based employee compensation
            expense included in reported net
            income, net of tax effect of $0             --           12
          Deduct: Total stock-based employee
            compensation expense determined under
            fair value based method for all awards,
            net of tax effect of $0                   (3,444)    (1,474)
                                                     -------    -------
          Pro forma Net Income (Loss)                $(4,130)   $  (963)
                                                     =======    =======


       Earnings (Loss) per share:
            Basic and diluted-as reported            $  (.07)   $   .05
            Basic and diluted-pro forma              $  (.42)   $  (.10)

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


The fair value of each grant was determined using the Black-Scholes option pricing model with the following assumptions used for grants for 2004 and 2003:
(1) risk-free interest rates of approximately 3.41% in 2004 and 3.02% in 2003;
(2) no expected dividend yield; (3) expected lives of 5 years; and (4) assumed volatility of approximately 108% in 2004 and 62% in 2003.

During the twelve months ended December 31, 2004 and 2003, the Company received $534,000 and $442,000, respectively, from the exercise of 404,232 and 322,140 options, respectively, by employees and former employees pursuant to the terms of the original options.

Net Income (Loss) Per Common Share - Earnings per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic earnings per share ("EPS") is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options, warrants outstanding and their equivalents are included in diluted earnings per share computations through the "treasury stock method" unless they are antidilutive.

The components of basic and diluted earnings per share were as follows:

                                              Twelve Months Ended December 31,
                                                      2004        2003
                                                      ----        ----
                                                       (In thousands,
                                                  except per share amounts)
        Net income (loss) available for common
           shareholders (A)                          $  (686)   $   499
                                                     =======    =======
        Weighted average common shares outstanding
           (B)                                         9,920      9,357
        Dilutive effect of employee stock based
           compensation                                 --          543
                                                     -------    -------
        Common stock and common stock equivalents
           (C)                                         9,920      9,900
                                                     =======    =======

        Earnings (loss) per share:
        Basic (A/B)                                  $  (.07)   $   .05
        Diluted (A/C)                                $  (.07)   $   .05


As of December 31, 2004, options to purchase 4,820,720 shares of common stock were outstanding, but were not included in the computation of loss per share for the year ended December 31, 2004 because their effect would have been antidilutive. For the year ended December 31, 2003, options to purchase 5,134,931 shares of common stock were outstanding, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

401(k) Plan - In 1996, the Company adopted a defined contribution plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible for participation in the 401(k) Plan and may contribute a portion of their compensation up to certain limits. The Company does not match employee contributions to the 401(k) Plan. Accordingly, no contributions were made by the Company to the 401(k) Plan for the years ending December 31, 2004 and 2003.

Reclassifications - The Company's Statement of Cash Flows contains categories for changes in Accounts Payable and Payroll Related and Other Liabilities. In the Company's annual report filed on Form 10-KSB for the year ended December 31, 2003, the change in Accounts Payable included the change in Deferred Rent. In the Company's annual report filed on Form 10-KSB for the year ended December 31, 2004, the change in Deferred Rent has been included in the change in Payroll Related and Other Liabilities. As a result, the change in Deferred Rent in the prior year financial statements presented in this Form 10-KSB for the year ended December 31, 2004 has been reclassified to the change in Payroll Related and Other Liabilities in order to conform to the current year classification.

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents and accounts receivable. The Company attempts to limit its credit risk associated with cash equivalents by placing the Company's financial instruments with a major institution. A portion of the Company's cash and cash equivalents balance at December 31, 2004 was in excess of federally insured limits. The Company's clients are primarily large multi-national entities located throughout the U.S. The Company grants credit, generally without collateral, to these clients under specific contractual terms. The Company has not experienced any material losses related to its accounts receivable to date.

During the year ended December 31, 2004, the Company earned $5,456,000, or 50%, of its revenue from one global organization. During the year ended December 31, 2004, this revenue consisted of $4,096,000 from Channel Insight solutions and $1,360,000 from channel management solutions. No other organization accounted for more than 10% of the Company's revenue during the year ended December 31, 2004. As of December 31, 2004, that same organization accounted for approximately 37%, or $516,000, of the Company's net accounts receivable balance. The loss of this client, reduction in revenues from this client, or its inability or failure to pay would have a material adverse impact on the Company's financial condition and results of operations. One other client accounted for 23%, or $318,000, of the Company's net accounts receivable balance. No other clients accounted for more than 10% of the Company's accounts receivable balance at December 31, 2004.

During the year ended December 31, 2003, the Company earned $6,117,000, or 49%, of its revenue from one global organization. During the year ended December 31, 2003, this revenue consisted of $4,614,000 from Channel Insight solutions and $1,503,000 from channel management solutions. No other organization accounted for more than 10% of the Company's revenue during the year ended December 31, 2003. As of December 31, 2003, that same organization accounted for approximately 35%, or $525,000, of the Company's net accounts receivable balance. Three other clients accounted for more than 10% of the Company's net accounts receivable balance at December 31, 2003, one of which accounted for 23%, or $342,000, of the balance, another of which made up 14%, or $213,000, of the balance, and another of which comprised 13%, or $190,000, of the balance. No other clients accounted for more than 10% of the Company's accounts receivable balance at December 31, 2003.

Entering 2004, approximately $370,000 of the Company's total monthly contracted managed service fees of $809,000 was tied to the Channel Insight contract it entered into with its largest client in 2001. $312,000 of the managed service fees associated with this contract expired in October 2004, while the remaining $58,000 is under contract through October 2005. In the fourth quarter of 2004, the Company reached an agreement with this client to extend the services associated with the expired managed service fees for six months at $90,000 per month, or a reduction of $222,000 per month. Accordingly, the remaining managed service fees associated with this solution total $148,000 per month. As part of this arrangement, the Company mutually agreed with the client to negotiate in good faith towards an additional 36-month agreement. In addition, the Company continues to work with this client for purposes of selling new solutions; however, there can be no assurance that it will be successful in renewing, extending or expanding solutions for this client.

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


Segment Information - The Company operates in a single reportable segment and all revenues from clients are primarily from the sale of the Company's channel visibility and channel management software and services. The Company sells its solutions and services domestically to clients that, in some cases, have an international presence. All solutions and services are delivered from the Company's Denver, Colorado, office and two data centers located in Denver and Thornton, Colorado.

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

In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment, that requires companies filing as small business issuers to expense the value of employee stock options and similar awards for interim and annual periods beginning after December 15, 2005 and applies to all outstanding and unvested stock-based awards at a company's adoption date. The Company believes that the adoption of this standard could have a material impact on its financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of this standard will have a material impact on its financial position or results of operations.

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


2. PROPERTY AND EQUIPMENT:
--------------------------

     Property and equipment consist of the following (in thousands):
     ---------------------------------------------------------------

                                                          December 31,
                                                              2004
                                                            -------
           Computer equipment                               $ 4,119
           Furniture and fixtures                               405
           Leasehold Improvements                               237
           Computer software                                  1,036
                                                            -------
                                                              5,797
           Less accumulated depreciation and amortization    (5,340)
                                                            -------

           Property and equipment, net                      $   457
                                                            =======

3. CAPITAL LEASES:
------------------

     Capital leases consist of the following (in thousands):
     -------------------------------------------------------

                                                          December 31,
                                                              2004
                                                              ----
              Capital lease obligation bearing interest at
              9.48% due in monthly installments of $6,489,
              maturing in October 2005, collateralized by
              equipment                                      $   56
              Less current portion                              (56)
                                                             ------
              Long-term portion                              $  --
                                                             ======

     The capital lease is collateralized by the leased assets and is due in minimum monthly payments of $6,489. Interest expense related to capital leases for the years ended December 31, 2004 and 2003, was approximately $8,000 and $17,400, respectively.

     At December 31, 2004, future payments under the capital lease obligations are as follows (in thousands):
     -------------------------------------------------------------------------

                 Year Ended December 31,
                 -----------------------

                 2005                                     $ 58
                 Less amount related to interest            (2)
                                                          ----
                 Total future payments, net of interest   $ 56
                                                          ====

     Included in the cost of property and equipment are assets obtained through capital leases. The following is a summary of assets under capital lease as of December 31, 2004 (in thousands):

                     Computer Equipment                  305
                     Less accumulated depreciation      (305)
                                                     -------

                     Total                           $  --
                                                     =======

     Depreciation and amortization expense related to property and equipment under capital lease was $0 and $112,019 for the years ended December 31, 2004 and 2003, respectively.

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


4. LINE OF CREDIT:
------------------

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


5. STOCKHOLDERS' EQUITY:
------------------------

Preferred Stock - Shares of preferred stock may be issued from time to time in one or more series, with the rights and powers of each series set by the Board of Directors. The Company has a total of 1,712,335 authorized shares of preferred stock.

Series A Convertible Preferred Stock - The Board has designated 213,483 shares of the Company's total authorized shares of preferred stock as Series A Convertible Preferred Stock. No shares of Series A Convertible Preferred Stock are outstanding. Pursuant to the terms of the Company's Series A Convertible Preferred Stock designation, if and when issued the Series A Convertible Preferred Stock would be convertible to common stock at the rate of four shares of common stock for one share of preferred stock, would have a liquidation preference of $1.593 per share, and would have voting rights equal to the voting rights of the Common Stock on an as-converted basis. The Company has no present intention to issue shares of its Series A Convertible Preferred Stock.

Series B Convertible Participating Preferred Stock - The Board has designated 550,000 shares of the Company's total authorized shares of preferred stock as Series B Convertible Participating Preferred Stock ("Series B Preferred Stock"). No shares of Series B Preferred Stock are outstanding. Pursuant to the terms of the Company's Series B Preferred Stock designation, if and when issued the Series B Preferred Stock would participate in any dividends declared on the Company's Common Stock on an as-converted basis and would have voting rights equal to the voting rights of the Common Stock on an as-converted basis. Upon liquidation, dissolution, or change in control of the Company, the Series B Preferred Stock would have a liquidation preference equal to the greater of the amount that the holders would have received if the Series B Preferred Stock had been converted to Common Stock, or $20 per share plus unpaid dividends plus a pro rata share of any remaining assets on an as-converted basis, limited to an amount equal to twice the original issue price.

Stock Option Plans - The Company has two Stock Option Plans to provide directors, officers and other key employees options to purchase shares of the Company's common stock, the 1990 Stock Option Plan (the "1990 Plan") and the 1999 Stock Option Plan (the "1999 Plan"). As of December 31, 2004, there were 2,200,000 and 6,000,000 shares reserved for issuance under the 1990 Plan and 1999 Plan, respectively. As of December 31, 2004, 1,531,126 shares were

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


available for grant under the 1999 Plan and there were no shares available for grant under the 1990 Plan. Under the terms of the plans, the Board of Directors may grant officers and key employees either "non-qualified" or "incentive stock options" as defined by the Internal Revenue Service code and regulations and may grant non-qualified options to non-employee directors. Under the terms of the plans, the purchase price of the shares subject to an option will be the fair market value of the Company's common stock on the date the option is granted. If the grantee owns more than 10% of the total combined voting power or value of all classes of stock on the date of grant, the purchase price shall be at least 110% of the fair market value at the date of grant and the exercise term shall be up to five years from the date of grant. All other options granted under the 1990 Plan and 1999 Plan are exercisable up to 10 years from the date of the grant. Options issued under the plans vest over periods determined appropriate by the Board of Directors in accordance with the plans.

On December 13, 2004, the Company's Board of Directors, in order to motivate employees, unanimously approved the acceleration of the vesting of all outstanding Company stock options having an exercise price greater than $1.19, the fair market value of the underlying shares of common stock at the close of market on such date as quoted on the Nasdaq Stock Market, that had been previously granted to employees of the Company as of December 13, 2004. When the Company becomes subject to the new accounting rules governing the expensing of stock options in SFAS No. 123(R), Share-Based Payment, beginning in 2006, this action will result in the reduction of the Company's compensation expense. As a result, approximately 1.2 million options or 93% of the total outstanding options with varying remaining vesting schedules became immediately exercisable. Of such options, approximately 700,000 options or 52% are held by our directors and named executive officers.

A summary of the status of the Company's stock option plans as of December 31, 2003 and 2004 and changes during the years ended on those dates is presented below:

                                                             Weighted
                                             Shares Under     Average
                                                Option     Exercise Price
                                             ----------    --------------

                Balance, December 31, 2002    4,293,043      $   2.78

                        Granted               1,854,909      $   1.80
                        Exercised              (322,140)         1.37
                        Canceled               (326,803)         4.05
                                             ----------
                Balance, December 31, 2003    5,499,009      $   2.46

                        Granted               1,134,633      $   2.55
                        Exercised              (404,232)         1.32
                        Canceled             (1,408,690)         4.20
                                             ----------
                Balance, December 31, 2004    4,820,720      $   2.07
                                             ==========


Shares exercisable in the plans were 4,720,441 and 3,920,596 for the years ended 2004 and 2003, respectively. The weighted-average fair value of each option granted in 2004 and 2003 was $2.03 and $0.94 per share, respectively.

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


The following table summarizes information about fixed stock options outstanding at December 31, 2004:

                      Options Outstanding                  Options Exercisable
                      -------------------                  -------------------
                                 Weighted
                                  Average      Weighted                 Weighted
   Range of                      Remaining      Average                  Average
   Exercise         Number      Contractual    Exercise    Number       Exercise
    Prices        Outstanding   Life (Years)    Price    Exercisable     Price
    ------        -----------   ------------    -----    -----------     -----

$0.55 to $.97         278,053        6.4        $0.79        249,719     $0.80
$1.00 to $1.98      2,854,986        5.3         1.38      2,812,208      1.39
$2.11 to $2.95      1,099,791        6.6         2.46      1,070,624      2.45
$3.00 to $16.19       587,890        5.5         5.20        587,890      5.20
                  -----------                            -----------

$0.55 to $16.19     4,820,720        5.7        $2.07      4,720,441     $2.07
                  ===========                            ===========


Stock Warrants - There were 126,387 warrants to purchase common stock issued and exercisable as of December 31, 2004 and 2003 with a weighted average exercise price of $2.75.

The following table summarizes information about warrants outstanding and exercisable at December 31, 2004:

                                               Weighted
                                                Average         Weighted
                                               Remaining         Average
          Exercise            Number          Contractual       Exercise
           Prices          Outstanding           Life             Price
           ------          -----------           ----             -----

     $        1.36              5,000             1.0            $  1.36
              2.00            100,000             1.0               2.00
              3.68              8,500             0.8               3.68
              4.25              2,361             0.6               4.25
              9.50             10,526             0.2               9.50
                         ------------

     $ 1.36 to 9.50           126,387             0.9            $  2.75
                         ============

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


6. INCOME TAXES:
----------------

The significant components of the net deferred tax asset at December 31, 2004 consist of the following (in thousands):


              Deferred Tax Assets
                      Net operating loss carryforwards   $ 5,201
                      Other Accruals                         310
                                                         -------
                             Total deferred tax assets     5,511
              Deferred Set Up and Implementation             (72)
                                                         -------
              Net Deferred Tax Assets                      5,439
              Valuation allowance                         (5,439)
                                                         -------
              Net Asset                                  $  --
                                                         =======


Income tax expenses differed from the amounts computed by applying the U.S. Federal and State income tax rates to loss before income taxes as a result of the following:

                                                       2004    2003
                                                       ----    ----

            Federal Tax "expected" expense (benefit)   (234)    169
            State Tax "expected" expense (benefit)      (21)     15
            Permanent Items                               8      12
            Stock Option Benefit                        (43)    (19)
            Other                                      --      --
            Valuation Allowance                         290    (177)
                                                       ----    ----
            Income Tax Benefit                         --      --
                                                       ====    ====


The benefits of the Company's net operating loss carryforwards as of December 31, 2004 and 2003, do not satisfy the realization criteria set forth in SFAS No. 109 and accordingly, the Company has recorded a valuation allowance for the entire net deferred tax asset. The valuation allowance increased by $290,000 in 2004 and decreased by $177,000 in 2003, due to changes in the net operating loss carryforward.

Because the Company experienced a significant change in control and substantially changed its business on May 22, 1995, the Company believes that, under current tax regulations, the utilization of tax loss carryforwards will be limited to loss carryforwards generated after May 23, 1995, which amounted to approximately $14,025,000 as of December 31, 2004.

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


7. COMMITMENTS AND CONTINGENCIES:
---------------------------------

Operating Lease Commitments - The Company has non-cancelable leases for its facilities and certain office equipment. Following is a summary of future lease commitments at December 31, 2004 (in thousands):

           Year Ended December 31,
           -----------------------

           2005                                          $    476
           2006                                               496
           2007                                               370
                                                         --------

                                                         $  1,342
                                                         ========

Rent expense related to operating leases was approximately $413,000 and $400,000 for the years ended December 31, 2004 and 2003, respectively.

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

The Company has contracts with certain of its clients that contain indemnification clauses, which could require the Company to make payments to the client if it is determined that the solution provided under the contract infringes any proprietary right of a third party, and such infringement cannot be resolved by the Company. The Company does not believe there are currently any outstanding obligations related to indemnification clauses and, accordingly, there is no liability reflected in the accompanying balance sheet for these contingencies.

From time to time, the Company may be involved in litigation that arises in the normal course of business operations. As of the date of this report, the Company is not a party to any litigation that it believes could reasonably be expected to have a material adverse effect on the business or results of operations.

In August 2003, the Company resolved an ongoing informal patent dispute with Murex Licensing Corporation. In 2001 and 2002, the Company received correspondence from Murex Licensing Corporation asserting that certain technologies employed by the Company infringe on patents owned by Murex and that the Company is required to license this technology from Murex. In August 2003, the Company, without acknowledging infringement, entered into a patent license agreement with Murex, which will allow the Company to use these technologies. In exchange, the Company must pay Murex a quarterly minimum royalty, plus certain fees on a per-transaction basis.

In September 2004, the Company settled a dispute with a terminated employee by agreeing to pay between $85,000 and $91,000, depending on the length of time needed for the terminated employee to obtain other employment. The Company paid approximately $85,000 of this obligation in 2004. The cost associated with this obligation is included in the Company's general and administrative expenses for 2004.


                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


8. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
-------------------------------------------------

                                             (In Thousands, Except Per Share Information)
                                                           2004 Quarter Ended
                                             March 31  June 30  September 30  December 31
                                             -------   -------  ------------  -----------
Revenues:
   Service and other fees (1)                $ 2,313   $ 2,422     $ 2,462      $ 2,095
   Implementation fees                           568       379         190          292
   Software license fees                         118        21          (3)          22
                                             -------   -------     -------      -------
       Total revenues                          2,999     2,822       2,649        2,409

Gross Margin (1)                               1,684     1,454       1,104          773

Net Income (Loss) (1)                        $   114   $    98     $  (355)     $  (543)
                                             =======   =======     =======      =======

Basic earnings (loss) per common share (1)   $  0.01   $  0.01     $ (0.04)     $ (0.05)
                                             =======   =======     =======      =======

Fully diluted earnings (loss) per
  common share (1)                           $  0.01   $  0.01     $ (0.04)     $ (0.05)
                                             =======   =======     =======      =======


                                                           2003 Quarter Ended
                                             March 31  June 30  September 30  December 31
                                             -------   -------  ------------  -----------
Revenues:
   Service and other fees                    $ 2,369   $ 2,528    $ 2,440      $ 2,446
   Implementation fees (2)                     1,191       394        399          548
   Software license fees                          75         3       --             16
                                             -------   -------    -------      -------
       Total revenues (2)                      3,635     2,925      2,839        3,010

Gross Margin (2)                               2,050     1,456      1,520        1,792

Net Income (Loss) (2)                        $   284   $  (248)   $    78      $   385
                                             =======   =======    =======      =======

Basic earnings (loss) per common share (2)   $  0.03   $ (0.03)   $  0.01      $  0.04
                                             =======   =======    =======      =======

Fully diluted earnings (loss) per
  common share (2)                           $  0.03   $ (0.03)   $  0.01      $  0.04
                                             =======   =======    =======      =======


(1) Reflects the impact of a $222,000 per month reduction in service fees related to the Channel Insight contract with the Company's largest client, effective November 1, 2004. Basic and fully diluted loss per common share were decreased in the fourth quarter of 2004 by $0.04 as a result of this reduction to revenue.

(2) Includes the impact of recognizing $587,000 in previously deferred implementation fees in the first quarter of 2003. Basic and fully diluted earnings per common share were increased in the first quarter of 2003 by $0.06 as a result of this revenue recognition.

                                      F-19

                                  EXHIBIT INDEX

Exhibit
Number    Description
------    -----------


3.1       Certificate of Incorporation of the Company, as amended. (A)

3.1.1 Certificate of Designation, Preferences and Rights of Series B Convertible Participating Preferred Stock of InfoNow Corporation. (F)

3.2       Bylaws of the Company, as amended. (B)

4.1 Form of Common Stock certificate for the Company's Common Stock, $.001 par value per share. (B)

4.4       Form of Class C Warrant. (C)

10.1*     InfoNow 1999 Stock Option Plan, as amended. (A)

10.2* InfoNow 1990 Stock Option Plan, as amended and restated January 23, 1998. (D)

10.41* Chairman and CEO Employment Agreement Renewal Addendum dated December 19, 2003. (I)

10.42* Employment Agreement between the Company and Harry Herbst dated February 3, 2004. (I)

10.43* Employment Agreement between the Company and Mark W. Geene dated August 21, 2003. (E)

10.44 Credit Facility between the Company and Silicon Valley Bank dated February 15, 2002. (G)

10.45* Employment Agreement between the Company and Don Kark dated January 28, 2005.

10.46* Amendment to Employment Agreement between the Company and Harry Herbst dated March 7, 2005.

10.47* Separation Agreement between the InfoNow Corporation and Michael W. Johnson dated March 22, 2005. (J)

10.49 Loan Modification Agreement between the Company and Silicon Valley Bank dated February 14, 2003. (H)

23.1      Consent of Deloitte & Touche LLP.

31.1      Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.

31.2      Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer.

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

(F) Incorporated by reference to the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 1999.

(G) Incorporated by reference to the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 2001.

(H) Incorporated by reference to the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 2002.

(I) Incorporated by reference to the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 2003.

(J) Incorporated by reference to the Company's current report filed on Form 8-K on March 28, 2005.

     * Denotes management contract or compensatory plan.