Form 10QSB
period 2005-03-31
INFONOW CORP /
filed 2005-05-13
CIK 879684

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

                                Yes   X    No
                                    -----     -----
As of May 11, 2005, there were 10,055,398 shares of the Issuer's common stock outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes        No  X
                                                                 -----     -----

                               INFONOW CORPORATION

                                      INDEX
                                      -----

                                                                        Page No.
                                                                        --------
                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Unaudited Balance Sheet - March 31, 2005.............................3

         Unaudited Statements of Operations - For the Three Months
           Ended March 31, 2005 and March 31, 2004............................4

         Unaudited Statements of Cash Flows - For the Three Months
           Ended March 31, 2005 and March 31, 2004............................5

         Notes to Unaudited Financial Statements..............................6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........12

ITEM 3.  CONTROLS AND PROCEDURES.............................................25


                      PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS............................................................26

         SIGNATURES..........................................................27


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                             INFONOW CORPORATION
                                                BALANCE SHEET
                                 (In Thousands, Except Share Information)
                                                 (Unaudited)

                                                                                          MARCH 31,
                                                                                            2005
                                        ASSETS                                            ---------
                                        ------
CURRENT ASSETS:
    Cash and cash equivalents                                                             $  3,304
    Accounts receivable:
      Billed, net of allowance of $153                                                       1,289
      Unbilled                                                                                  60
    Prepaid expenses and other current assets                                                  310
                                                                                          --------
         Total current assets                                                                4,963
                                                                                          --------

PROPERTY AND EQUIPMENT, net                                                                    408

OTHER ASSETS AND DEFERRED CHARGES                                                               21
                                                                                          --------

TOTAL ASSETS                                                                              $  5,392
                                                                                          ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
CURRENT LIABILITIES:
    Capital leases                                                                        $     38
    Accounts payable                                                                           457
    Payroll related liabilities                                                                621
    Other liabilities                                                                           43
    Short-term deferred revenues                                                             1,510
                                                                                          --------
         Total current liabilities                                                           2,669

    Long-term deferred revenues                                                                 20
    Deferred rent                                                                              125

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value; 1,712,335 shares authorized
         Series A Convertible, 213,483 shares authorized, none issued and outstanding. - Series B Convertible Participating Preferred Stock,
         550,000 shares authorized, none issued and outstanding                               --
    Common stock, $.001 par value; 40,000,000 shares authorized;
         10,055,398 issued and outstanding                                                      10
    Additional paid-in capital                                                              40,146
    Accumulated deficit                                                                    (37,578)
                                                                                          --------
         Total stockholders' equity                                                          2,578
                                                                                          --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $  5,392
                                                                                          ========

                            See notes to the unaudited financial statements.



                               INFONOW CORPORATION
                            STATEMENTS OF OPERATIONS
                  (In Thousands, Except Per Share Information)
                                   (Unaudited)



                                                        THREE MONTHS ENDED MARCH 31,
                                                           2005          2004
                                                         --------      --------
REVENUES:
     Service and other fees                              $  1,748      $  2,313
     Implementation fees                                      501           568
     Software license fees                                     23           118
                                                         --------      --------
         Total revenues                                     2,272         2,999

COST OF REVENUES                                            1,733         1,315
                                                         --------      --------

GROSS MARGIN                                                  539         1,684

OPERATING EXPENSES:
    Selling and marketing                                     403           587
    Product development                                       199           258
    General and administrative                              1,059           727
                                                         --------      --------
         Total operating expenses                           1,661         1,572
                                                         --------      --------

INCOME (LOSS) FROM OPERATIONS                              (1,122)          112

OTHER INCOME (EXPENSE):
    Interest income                                            15             5
    Interest expense                                           (2)           (3)
                                                         --------      --------
         Total other income                                    13             2
                                                         --------      --------

NET INCOME (LOSS)                                        $ (1,109)     $    114
                                                         ========      ========

NET INCOME (LOSS) PER COMMON SHARE:
    Basic                                                $   (.11)     $    .01
    Fully diluted                                        $   (.11)     $    .01
                                                         ========      ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    Basic                                                  10,052         9,817
    Fully diluted                                          10,052        11,404
                                                         ========      ========

                See notes to the unaudited financial statements.



                                          INFONOW CORPORATION
                                        STATEMENTS OF CASH FLOWS
                                             (in Thousands)
                                               (Unaudited)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                           2005                 2004
                                                                          -------              -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                     $(1,109)             $   114
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                         82                  114
         Loss on asset disposition                                              1                 --
         Allowance for bad debt                                               118                 --
         Changes in operating assets and liabilities:
             Accounts receivable                                              (41)                 (54)
             Other current assets                                             167                  (54)
             Other assets and deferred charges                                  1                    1
             Accounts payable                                                 107                   56
             Payroll related and other liabilities                            108                   36
             Deferred revenue                                                 142                   97
                                                                          -------              -------
         Net cash provided by (used in) operating activities                 (424)                 310

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property and equipment                                        (28)                 (88)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options                                    10                  350
    Principal payments on debt obligations                                    (18)                 (17)
                                                                          -------              -------
         Net cash provided by (used in) financing activities                   (8)                 333

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (460)                 555

CASH AND CASH EQUIVALENTS, beginning of period                              3,764                3,299
                                                                          -------              -------

CASH AND CASH EQUIVALENTS, end of period                                  $ 3,304              $ 3,854
                                                                          =======              =======

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                                $     1              $     3
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

                                                 5

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   ------------------------------------------------------------

   Organization and Business Activity - Unless otherwise indicated, all references in this Form 10-QSB to "InfoNow" or the "Company" refer to InfoNow Corporation. The Company was incorporated under the laws of the State of Delaware on October 29, 1990. The Company provides channel visibility and channel management solutions, in the form of software and services, to companies that sell their products through complex networks of distributors, dealers, resellers, retailers, agents or branches (i.e., "channel partners"). Companies use InfoNow's software and services to collaborate with their channel partners to create demand, increase revenues, lower operating costs, calculate sales commissions, and maximize the return on investment of their channel strategies.

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

   The Company is not, however, currently able to establish VSOE of fair value for the software license and implementation fee elements of its contracts. Therefore, it uses the residual value method to recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"). Using this method, revenue from the managed service and software maintenance elements of a contract is recognized ratably over the term of the managed service arrangement and the software maintenance arrangement, respectively. Since the Company is currently unable to establish VSOE of fair value for the software license fee and implementation fee components of a contract and the installation services are essential to the functionality of the software, the Company applies contract accounting to both the software license and implementation elements of the arrangement in accordance with Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts ("ARB 45") and Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts ("SOP 81-1"). Accordingly, license and implementation revenues are recognized on a percentage of completion basis. As changes occur in the estimate of completion percentage, revenue recognition is adjusted accordingly. The estimate of completion percentage is based on the ratio of the actual effort spent on a project as of the financial statement date to the estimate of total effort to complete the implementation. Losses are recognized immediately if projected direct costs exceed anticipated revenues. During the first quarter of 2005, the Company recognized $70,000 in estimated implementation losses related to projects for which direct costs are projected to exceed implementation fee revenue. Revenue from variable monthly fees is recognized as services are performed.

   The Company has historically sold its solutions primarily through direct sales efforts; however, when the Company sells solutions through a reseller channel it recognizes revenue consistent with the methods described above.

   Income Taxes - The Company accounts for its income tax assets and liabilities in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets are then reduced by a valuation allowance for amounts that do not satisfy the realization criteria of SFAS No. 109. As a result of the valuation allowance, the Company had no net deferred tax assets at March 31, 2005.

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

                                                   Three Months Ended March 31,
                                                         2005          2004
                                                         ----          ----
                                                          (In thousands,
                                                    except per share amounts)

   Net Income (Loss)
      As reported                                      $(1,109)      $   114
      Add: Stock-based employee compensation
        expense included in reported net
        income, net of tax effect of $0                   --            --
      Deduct: Total stock-based employee
        compensation expense determined under
        fair value based method for all
        awards, net of tax effect of $0                   (292)         (342)
                                                       -------       -------
   Pro forma                                           $(1,401)      $  (228)
                                                       =======       =======

   Earnings (loss) per share:
      Basic and diluted-as reported                    $  (.11)      $   .01
      Basic and diluted-pro forma                      $  (.14)      $  (.02)

   The fair value of each grant was determined using the Black-Scholes option pricing model with the following assumptions used for grants for 2005 and 2004: (1) risk-free interest rates of 4.18% in 2005 and 2.80% in 2004; (2) no expected dividend yield; (3) expected lives of 5 years; and (4) assumed volatility of approximately 97% in 2005 and 120% in 2004.

   In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment, that requires companies filing as small business issuers to expense the value of employee stock options and similar awards for interim and annual periods beginning after December 15, 2005 and applies to all outstanding and unvested stock-based awards at a company's adoption date. Accordingly, beginning in 2006, the expense related to all stock compensation will be included in the Company's results of operations.

   During the three months ended March 31, 2005, the Company received $10,000 of proceeds from the exercise of 10,667 options by employees and former employees pursuant to the terms of the original options. During the three months ended March 31, 2004, the Company received $350,000 of proceeds from the exercise of 243,286 options by employees and former employees.

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

   The components of basic and diluted earnings per share were as follows:

                                                    Three Months Ended March 31,
                                                        2005           2004
                                                        ----           ----
                                                         (In thousands,
                                                    except per share amounts)

   Net income (loss) available for common
      shareholders (A)                               $ (1,109)       $    114
                                                     --------        --------
   Weighted average common shares
      outstanding (B)                                  10,052           9,817
   Dilutive effect of employee stock
      based compensation                                 --             1,587
                                                     --------        --------
   Common stock and common stock
      equivalents (C)                                  10,052          11,404
                                                     ========        ========

   Earnings (loss) per share:
      Basic (A/B)                                    $   (.11)       $    .01
      Diluted (A/C)                                  $   (.11)       $    .01


   As of March 31, 2005 options to purchase 5,687,445 shares of common stock were outstanding, but were not included in the computation of loss per share for the quarter ended March 31, 2005 because their effect would have been antidilutive. As of March 31, 2004, options to purchase 1,607,000 shares of common stock were outstanding, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

   Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents and accounts receivable. The Company attempts to limit its credit risk associated with cash equivalents by placing the Company's financial instruments with a major institution. A majority of the Company's cash and cash equivalents balance at March 31, 2005 was in excess of federally insured limits. The Company's clients are primarily large multi-national entities located throughout the U.S. The Company grants credit, generally without collateral, to these clients under specific contractual terms. The Company has not experienced any material losses related to its accounts receivable to date, however, there can be no assurance that it will not experience material losses in the future.

   During the three months ended March 31, 2005, the Company earned $863,000, or 38%, of its revenue from one global organization. This revenue consisted of $577,000 from channel visibility solutions and $286,000 from channel management solutions. No other organization accounted for more than 10% of the Company's revenue during the three months ended March 31, 2005. As of March 31, 2005, that same organization accounted for approximately 32%, or $407,000, of the Company's net accounts receivable balance. The loss of this client, reduction in revenues from this client, or its inability or failure to pay would have a material adverse impact on the Company's financial condition and results of operations. Four other clients individually accounted for more than 10% of the Company's net accounts receivable at March 31, 2005. These clients represented $265,000, $200,000, $179,000, and
   $133,000, respectively, of the Company's net accounts receivable balance at March 31, 2005, which, in the aggregate, represents approximately 60% of the Company's total accounts receivable balance. No other clients accounted for more than 10% of the Company's accounts receivable balance at March 31, 2005.

   During the three months ended March 31, 2004, the Company earned $1,519,000, or 51%, of its revenue from one global organization. This revenue consisted of $1,114,000 from channel visibility solutions and $405,000 from channel management solutions. No other organization accounted for more than 10% of the Company's revenue during the three months ended March 31, 2004.

   As of March 31, 2005, approximately $148,000 of the Company's total monthly contracted managed service fees of $588,000 was tied to the Channel Insight contract it entered into with its largest client in 2001. These managed service fees expire in October 2005. The Company is attempting to negotiate a long-term extension of the contract associated with this solution. In addition, the Company continues to work with this client for purposes of selling new solutions; however, there can be no assurance that it will be successful in renewing, extending or expanding solutions for this client.

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

   Recent Accounting Pronouncements - In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment, that requires companies filing as small business issuers to expense the value of employee stock options and similar awards for interim and annual periods beginning on or after December 15, 2005 and applies to all outstanding and unvested stock-based awards at a company's adoption date. The Company believes that the adoption of this standard could have a material impact on its financial position and results of operations since the Company expects to continue to utilize stock-based compensation to motivate employees in the future, and, as a result, the Company expects that the implementation of SFAS No. 123(R) will result in increased compensation expense in future years.

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

   The Company has contracts with certain of its clients that contain indemnification clauses, which could require the Company to make payments to the client if it is determined that the solution provided under the contract infringes any proprietary right of a third party, and such infringement cannot be resolved by the Company. The Company does not believe there are currently any outstanding obligations related to indemnification clauses and, accordingly, there is no liability reflected in the accompanying balance sheet for these contingencies.
                                       11

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


As of March 31, 2005, we had 46 managed services clients, compared to the 42 we reported as of March 31, 2004. The increase in our client base is primarily attributable to sales of our Channel Insight solution. Despite the increase in our client base, our contracted managed service fees, which includes fees that are currently in a month-to-month contract status, decreased from $812,000 per month as of March 31, 2004, to $588,000 per month as of March 31, 2005. The decrease was primarily attributable to a $222,000 per month reduction in service fees related to the Channel Insight contract with our largest client, as well as reductions associated with other client contract renegotiations, which were only partially offset by increases in our contracted managed service fees related to new clients. Further discussion related to the Channel Insight contract with our largest client can be found in Results of Operations and Related Business Risks and Assumptions.

We have experienced extended sales cycles in recent years, which we believe were caused primarily by the following factors: i) there has been a general decline in information technology ("IT") spending in recent years and our past efforts to sell enterprise-level solutions, which typically require a significant financial commitment on the part of the client, were inconsistent with this trend; ii) the market for Channel Insight solutions is at an early stage of adoption; iii) in many instances, our sales prospects have not budgeted for the solutions we provide and, therefore, require a lengthy evaluation process prior to purchasing; iv) we have not yet sold our Channel Insight solution to enough clients to enable us to gain significant sales leverage from client references; and v) we are susceptible to competitive threats such as clients or prospective clients outsourcing certain IT functions to other countries or attempting to implement in-house solutions similar to those that we provide in an effort to reduce costs.

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

In an effort to accelerate the sales cycle for Channel Insight we developed a modular delivery model for this solution during the third quarter of 2003, wherein a prospective client can access distinct modules related to specific business needs at lower introductory price points, and add other applications incrementally. Furthermore, during the fourth quarter of 2004, we launched a limited Channel Insight offering targeted at mid-market companies. Additionally, we are working on building leveraged access to clients through strategic partner relationships. During the first quarter of 2005, we significantly expanded field-selling trials with a key partner by rolling out Channel Insight to its North American sales team and by closing our first joint sales opportunity. We also engaged with two large systems integrators to pursue specific joint opportunities. As a result of many of these initiatives, as well as other ongoing sales efforts, we signed five Channel Insight agreements with new customers in 2004 and two Channel Insight agreements with new customers in the first quarter of 2005. In addition, we experienced an increase in sales (based on the first-year value of contracts signed) in the first quarter of 2005 relative to the first quarter of 2004.

Personnel-related costs(1) comprised approximately 75% and 76% of our total costs in the first quarter of 2005 and 2004, respectively. Because salaries and related costs are such a significant portion of our overall costs, variation in the need for technical personnel based on the demand for our solutions, as well as fluctuations in the cost of attracting and retaining qualified technical personnel, can significantly impact our operating results.

On February 25, 2005, we completed a workforce reduction. We eliminated four full-time positions to more effectively align our cost structure with a previously announced reduction in monthly service fees from our largest client, among other factors. In addition, we temporarily reassigned the majority of our product development employees to focus on client implementations and process improvements. Employees whose employment was terminated received one-time severance benefits, including salary, accrued vacation and health care benefits. As a result, the Company paid out approximately $36,000 in cash and recognized a related pre-tax charge of approximately $26,000 in the first quarter of 2005. In addition, to further motivate our staff since we anticipate that they will be required to take on incremental responsibilities as a result of the workforce reduction and recent attrition, on March 25, 2005 we awarded a total of 352,100 stock options to our employees, which vested immediately.

On March 4, 2005, Michael W. Johnson resigned as our Chief Executive Officer, President and Chairman of our Board of Directors after having served as such and in other capacities since October 1995. Mr. Johnson, who beneficially owned as of March 14, 2005 approximately 15.2% of our common stock (assuming his exercise in full of his then outstanding vested options and warrants), will remain on our Board of Directors. In connection with Mr. Johnson's resignation we recognized approximately $330,000 in severance expense in the first quarter of 2005, of

---------

(1) Personnel-related costs: Includes salaries, vacation, fringe benefits, payroll taxes and personnel support costs such as office supplies for employees.

which approximately $21,000 was paid during the quarter. We expect to pay the remaining $309,000 over the period from April 2005 through October 2005. A current director, Jeffrey Peotter, has been elected Chairman of our Board of Directors. On March 7, 2005, we amended Harold R. Herbst's employment agreement to provide for his employment as our interim Chief Executive Officer for a six-month period commencing on March 4, 2005. Except to the extent necessary to reflect Mr. Herbst's appointment for six months as our interim Chief Executive Officer, we did not amend the material terms of Mr. Herbst's employment agreement, which terms are disclosed in our proxy statement filed with the SEC in connection with the 2005 annual meeting of stockholders under the caption "Employment Contracts, Termination of Employment and Change-In-Control Arrangements" and incorporated herein by reference. On March 25, 2005, we also issued Mr. Herbst options to purchase 150,000 shares of our common stock.

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

Revenue Recognition
-------------------

Our solutions are typically sold with annual or multi-year contracts. The initial term of these agreements range from one to three years and the agreements are typically renewable upon mutual agreement of InfoNow and the client. We also provide services to a number of clients under work-order or purchase-order arrangements.

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

Managed service fees and software maintenance fees:

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

We are not, however, currently able to establish VSOE of fair value for the software license and implementation fee elements of our contracts. Therefore, we use the residual value method to recognize revenue in accordance with SOP 97-2. Using this method, revenue from the managed service and software maintenance elements of a contract is recognized ratably over the term of the managed service arrangement and the software maintenance arrangement, respectively. Because we are currently unable to establish VSOE of fair value for the software license fee and implementation fee components of a contract and our installation services are essential to the functionality of the software, we apply contract accounting to both the software and implementation elements of the arrangement in accordance with ARB No. 45 and SOP 81-1. Accordingly, license and implementation revenues are recognized on a percentage of completion basis. In the future, if we are able to establish VSOE of fair value for the software license and implementation elements of our solutions, license fees will generally be recognized at the time of contract signing, assuming all revenue recognition criteria are met, instead of on a percentage of completion basis. As changes occur in our estimate of completion percentage, revenue recognition is adjusted accordingly. Our estimate of completion percentage is based on the ratio of the actual effort spent on a project as of the financial statement date to the estimate of total effort to complete the implementation. Fluctuations in the estimate of total effort to complete an implementation can significantly impact revenue recognition on a project in a given period. The estimate of total effort to complete an implementation involves significant judgment regarding the time required to perform the tasks associated with a project, such as coding and testing the solution. In many cases, our estimates are based on past experience; however, because certain of our solutions are in an early stage of development and in most cases involve client-specific configuration and/or customization, we may not always have direct past experience to draw from, which could result in material changes in the estimate of effort to complete an implementation. In addition, implementing our solutions generally involves a high degree of interaction with our clients; therefore, the level of client personnel's technical understanding and changes in a client's requirements or expectations can also affect the estimate of effort to implement a solution. However, we believe our prior experience in developing and implementing complex solutions provides an appropriate basis for developing our estimates. If, for any solution implementation, we determine that we are unable to estimate the effort to implement a solution with a high degree of certainty we defer recognition of the revenue and related cost until project completion in accordance with SOP 81-1. Revenue from variable monthly fees is recognized as services are performed.

We have historically sold our solutions primarily through direct sales efforts and reseller channels. When we sell solutions through a reseller channel we recognize revenue consistent with the methods described above.

Technical Personnel Cost Allocation
-----------------------------------

Certain members of our technical staff have the necessary skills to contribute in solution implementation and maintenance roles, as well as in product development roles. As such, we distribute our technical resources among these efforts based on the needs of the organization at a given time. The costs associated with these employees are allocated either to the cost of revenues or product development based on the estimate of hours devoted to each category in a given period. The estimate of hours by category is derived from the data maintained in our time tracking system, which reflects the time charged by each employee to a particular project. For certain projects and ongoing system maintenance efforts, we must use judgment in designating the effort as either a cost of revenues or a product development expense. A misclassification in this regard could result in a significant impact to our gross margin; however, we believe we apply the necessary diligence in the process of designating projects to provide a reasonable basis for our estimates.

The following table summarizes the distribution of our employees on a full-time equivalent basis as of March 31, 2005 and March 31, 2004:

                                              March 31, 2005      March 31, 2004
                                              --------------      --------------

Staff related to the Cost of Revenues               60                  58
Selling and Marketing                                6                  10
Product Development                                  4                  10
General and Administrative                          10                  11
                                                    --                  --
   Total Employees                                  80                  89

Included in the table above are 73 full-time employees and 7 full-time equivalent part-time employees at March 31, 2005, and 78 full-time employees, 9 full-time equivalent temporary employees and 2 part-time employees at March 31, 2004.

The following table summarizes the Company's results of operations for the periods indicated ($ amounts in thousands):

                                       Three Months Ended March 31,

                                         2005               2004              Change               %Change
                                        -------            -------            -------              -------

REVENUES:

Software license fees                   $    23            $   118            $   (95)               (81%)
Implementation fees                         501                568                (67)               (12%)
Monthly service fees & software
   maintenance fees                       1,724              2,295               (571)               (25%)
Other fees                                   24                 18                  6                 33%
                                        -------            -------            -------

       Total revenues                     2,272              2,999               (727)               (24%)

COST OF REVENUES                          1,733              1,315                418                 32%
                                        -------            -------            -------

GROSS MARGIN                                539              1,684             (1,145)               (68%)

OPERATING EXPENSES:
Selling and marketing                       403                587               (184)               (31%)
Product development                         199                258                (59)               (23%)
General and administrative                1,059                727                332                 46%
                                        -------            -------            -------
       Total operating expenses           1,661              1,572                 89                  6%
                                        -------            -------            -------

INCOME (LOSS) FROM OPERATIONS            (1,122)               112             (1,234)            (1,102%)

OTHER INCOME (EXPENSE):
Interest income                              15                  5                 10                200%
Interest expense                             (2)                (3)                 1                 33%
                                        -------            -------            -------
       Total other income                    13                  2                 11                550%
                                        -------            -------            -------

NET INCOME (LOSS)                       $(1,109)           $   114            $(1,223)            (1,073%)
                                        =======            =======            =======

                                                      17

Results of Operations

Comparison of the Three Months Ended March 31, 2005 with the Three Months Ended March 31, 2004.

Revenues: Our revenues consist primarily of implementation fees, software license fees and monthly service fees from new and existing clients. Total revenues decreased by $727,000 or 24%, to $2,272,000 for the three months ended March 31, 2005, from $2,999,000 for the three months ended March 31, 2004.

Monthly Service Fees and Software Maintenance Fees - Monthly service fees and software maintenance fees were $1,724,000 during the first quarter of 2005, a decrease of $571,000, or 25%, from $2,295,000 in the first quarter of 2004. The decrease is primarily due to a $666,000 reduction in service fees related to the Channel Insight contract with our largest client. In the fourth quarter of 2004 we reached an agreement with this client to extend many of the services associated with this contract, which included a reduction in managed service fees of $222,000 per month. The decrease in our monthly service fees related to the Channel Insight contract with our largest client was partially offset by increases in service fees primarily associated with new clients and increases in variable monthly fees as a result of increased system usage by certain of our clients. Monthly service fees and software maintenance fees comprised 76% of total revenue during the three months ended March 31, 2005, compared to 77% during the three months ended March 31, 2004.

Implementation Fees - Revenues generated from implementation fees during the three months ended March 31, 2005 decreased by $67,000, or 12%, to $501,000 from $568,000 during the three months ended March 31, 2004. The decrease in implementation fees is primarily attributable to $46,000 lower revenue as a result of attaining lower levels of completion percentage on new Channel Insight projects in the first quarter of 2005 compared to first quarter of 2004. The remaining $21,000 reduction in implementation fee revenue is due to a decrease in the recognition of previously deferred implementation fees from $25,000 during the three months ended March 31, 2004 to $4,000 during the three months ended March 31, 2005. This decrease can be attributed to the continued migration in our business from ASP contracts to license-hosted contracts, for which implementation fee revenue is generally recognized on a percentage of completion basis, as opposed to being deferred under SAB 104, as discussed above. Implementation fees represented approximately 22% of our total revenue during the first quarter of 2005, compared to 19% during the first quarter of 2004.

Software License Fees - Software license fees were $23,000 in the first quarter of 2005, a decrease of $95,000 from the $118,000 of license fees during the first quarter of 2004. This decrease is primarily attributable to a reduction in the value of licenses sold in the first quarter of 2005 compared to the first quarter of 2004. Software license fees represented approximately 1% of total revenue during the three months ended March 31, 2005, compared to 4% of revenue during the three months ended March 31, 2004.

Other Fees - Other fees increased by $6,000, or 33%, to $24,000 during the three months ended March 31, 2005, from $18,000 during the three months ended March 31, 2004. The increase in other fees is primarily attributable to an increase in travel costs that we incurred on behalf of certain of our clients, which we were contractually permitted to pass through to those clients.

Cost of Revenues: Our cost of revenues includes technical personnel salaries and related personnel costs, data royalties, depreciation for server equipment, reimbursable expenses such as telecommunications and contract labor related to specific projects, co-location facility fees and other direct costs related to operating our data centers, as well as the recognition of previously deferred implementation expenses. Cost of revenues was 76% of revenues in the first quarter of 2005, compared to 44% of revenues in the first quarter of 2004. Total cost of revenues increased $418,000 to $1,733,000 during the three months ended March 31, 2005 from $1,315,000 during the three months ended March 31, 2004. This was primarily due to a $235,000 increase in personnel and personnel support costs as a result of an increase in the number of technical staff, as well as allocating more product development personnel to support implementation efforts in the first quarter of 2005. The increase in personnel and personnel support costs is also due to severance expense associated with the workforce reduction that was completed in February 2005. As a result of this workforce reduction, we anticipate that our personnel related costs will decrease over the remainder of 2005 unless the sale of new solutions dictates the hiring of incremental technical resources. Also contributing to the increase in our cost of sales was a $118,000 increase in bad debt expense during the first quarter of 2005 primarily due to variable monthly fees that we believe could be uncollectible as a result of client contract renegotiations. In addition, our data center costs increased $48,000 primarily due to higher data royalties and telecommunications expenses associated with increased system usage. The remaining $17,000 increase in our cost of sales was primarily attributable to an increase in travel costs that we incurred on behalf of certain of our clients, as well as an increase in the recognition of previously deferred implementation expense. As discussed above, the travel costs incurred for our clients were passed through to those clients and are included in other revenue.

Operating Expenses:
-------------------

Selling and Marketing Expenses - Selling and marketing expenses consist of sales, pre-sales, marketing and business development personnel costs and related expenses, travel and entertainment, sales commissions, and advertising and promotion costs. These costs decreased to 18% of revenues during the three months ended March 31, 2005 from 20% of revenues during the three months ended March 31, 2004. The total amount of selling and marketing expenses decreased by $184,000, or 31%, to $403,000 during the three months ended March 31, 2005 from $587,000 during the three months ended March 31, 2004. The change is primarily attributable to an $84,000 decrease in commissions primarily as a result of the reduction in our revenue. We also experienced an $82,000 decrease in personnel and personnel support costs primarily as a result of attrition related to our sales and marketing staff. In addition, public relations and advertising and promotion consulting costs decreased by $9,000. The remaining $9,000 decrease in our selling and marketing expenses was due to a reduction in travel and entertainment costs.

Product Development Expenses - Product development expenses consist of time spent on development of our channel visibility and channel management software that is not specifically associated with a client contract. Product development expenses are primarily made up of salaries and related costs. For the three months ended March 31, 2005, product development expenses decreased $59,000, or 23%, to $199,000 from $258,000 for the three months ended March 31, 2004. This change was primarily due to a reduction in personnel and personnel support costs as a result of allocating more of our existing resources to support implementation efforts. Product development expenses represented 9% of revenues during the three months ended March 31, 2005 and 2004.

General and Administrative Expenses - General and administrative expenses relate to the personnel costs of our executive management, finance, investor relations, human resources and other corporate functions, general expenses such as legal and accounting fees, insurance and costs related to our facilities. These costs increased to 47% of revenues for the three months ended March 31, 2005, from 24% of revenues for the three months ended March 31, 2004. The total amount of general and administrative costs over the same period increased $332,000, or 46%, to $1,059,000 during the first quarter of 2005 from $727,000 during the first quarter of 2004. This increase was primarily attributable to a $342,000 increase in personnel and personnel support costs mainly as a result of severance expenses incurred in conjunction with the separation agreement we entered into with our former Chief Executive Officer during the first quarter of 2005. In addition, professional fees increased $10,000 mainly due to higher audit and legal fees in the first quarter of 2005 compared to the first quarter of 2004. The increases in general and administrative expenses associated with personnel costs and professional fees were partially offset by reductions in investor relations costs and travel expenses of $9,000 and $7,000, respectively. The remaining $4,000 reduction in our general and administrative expenses was primarily due to a reduction in our facilities costs, which was mainly due to lower depreciation expense since many of our older assets are now fully depreciated.

In the future, we expect that our head count levels, and related costs, in all functional areas will change commensurate with our needs as we execute against our business strategy.

Other Income/Expense: We had net other income of $13,000 during the three months ended March 31, 2005, compared to net other income of $2,000 for the three months ended March 31, 2004. The increase of $11,000 is primarily attributable to higher interest income on cash and cash equivalents resulting from higher interest rates during the first quarter of 2005 relative to the first quarter of 2004. In addition, we experienced lower interest expense due to a reduction in our capital lease obligations.

Income Taxes: InfoNow has paid no income taxes since its inception and has not recorded a benefit for income taxes due to valuation allowances provided against net deferred tax assets, which consist primarily of operating loss carryforwards.

Net Income/Loss: Net loss for the three months ended March 31, 2005 was $1,109,000 compared to net income of $114,000 for the three months ended March 31, 2004, a $1,223,000 decrease. This decrease is primarily attributable to a $727,000, or 24%, decrease in total revenues, as well as a $507,000, or 18%, increase in total expenses, which were partially offset by an $11,000 increase in other income for the three months ended March 31, 2005, compared to the three months ended March 31, 2004, as discussed above in this Item 2.


Liquidity and Capital Resources

Since our initial public offering, we have financed our operations primarily through the placements of private equity securities and, to a lesser extent, through borrowing and equipment leasing arrangements. We have received a total of approximately $13,800,000 from private offerings and have received an additional $3,653,000 from the exercise of stock options and warrants since we began offering our channel management solutions in 1995. We also have a bank credit facility with both a $1,000,000 revolving line of credit to support our future operating needs and a $1,000,000 equipment facility to support our future investing needs. The bank credit facility requires that we meet various covenants. We have failed to meet certain of the financial covenants in the past; however, we have obtained waivers for all instances of non-compliance. We are not permitted to draw on the bank credit facility if we are out of compliance with any of the covenants. As of the date of this report we are in compliance with all covenants and we have no outstanding debt under this facility. The interest rate on the revolving line of credit is the prime rate plus 1 percent, and the interest rate on the equipment facility is the U.S. Treasury note yield to maturity for a term equal to 36 months as quoted in the Wall Street Journal plus 587 basis points.

We had cash and cash equivalents of $3,304,000 at March 31, 2005, compared to $3,854,000 at March 31, 2004. Our total cash use for the three months ended March 31, 2005 was $460,000 compared to $555,000 in cash generated during the three months ended March 31, 2004. The decrease of $1,015,000 was primarily due to a $734,000 decrease in cash flows from our operating activities, which was caused primarily by our net loss in the first quarter of 2005. In addition, cash flows from our financing activities decreased $341,000 primarily as a result of a decrease in proceeds from stock option exercises in the first quarter of 2005 relative to the first quarter of 2004. The decreases in our cash flow associated with our operating and financing activities were partially offset by a $60,000 reduction in cash used in investing activities mainly due to a reduction in the purchase of property and equipment for our data centers and corporate office. The changes in our total cash flow for the first quarter of 2005 compared to the first quarter of 2004 are discussed below in more detail.

Net cash used by operating activities during the first quarter of 2005 was $424,000, compared to $310,000 of cash generated by operating activities during the first quarter of 2004. The decrease of $734,000 was primarily due to the $1,223,000 increase in our net loss. Changes in the adjustments to reconcile net income to net cash provided by operating activities are as follows:

     o $221,000 decrease in other current assets mainly due to prepaid expense recognition in the first quarter of 2005 related to insurance, data royalties, and software license maintenance;
     o $118,000 increase in the allowance for bad debt primarily due to variable monthly fees that we believe could be uncollectible as a result of client contract renegotiations;
     o $72,000 increase in payroll related and other liabilities primarily due to an accrual for the cost we incurred in conjunction with the separation agreement we entered into with our former Chief Executive Officer during the first quarter of 2005;
     o $51,000 increase in accounts payable primarily due to an increased in accrued audit fees;
     o $45,000 increase in deferred revenues mainly as a result of solutions sold during the first quarter of 2005 for which implementation has not yet been completed;
     o $13,000 increase in accounts receivable mainly due to an increase in billings for sales that occurred late in the first quarter of 2005;
     o $1,000 increase in the loss on asset disposition in the first quarter of 2005; and
     o $32,000 reduction in depreciation and amortization since many of our data center and corporate office assets have become fully depreciated without proportionate asset purchases.


Cash used in investing activities decreased to $28,000 for the three months ended March 31, 2005 compared to $88,000 for the three months ended March 31, 2004. The change of $60,000 is due to a decrease in purchases of computer hardware and software for our data centers and corporate office. We have plans to increase our capital expenditures throughout 2005 primarily to upgrade or replace existing data center hardware and software, as well as to add new equipment to support anticipated growth in our client base.

Net cash used in financing activities during the first quarter of 2005 was $8,000, compared to cash generated by financing activities of $333,000 during the first quarter of 2004. The decrease was caused by a $340,000 decrease in cash received from stock option exercises and a $1,000 increase in capital lease payments.

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

The following table summarizes the Company's contractual payments and obligations by period (amounts in thousands):

Contractual Obligations                                             Payment Due by Period
                                          Total        Less Than 1        1-3            4 - 5          After 5
                                                         year            years           years           years

Capital Lease Obligations                $   39          $   39          $ --            $ --            $ --
Operating Leases                          1,226             483             743            --              --
Minimum Royalties                           138              12              24              24              78
                                         ------          ------          ------          ------          ------
Total Contractual Cash Obligation        $1,403          $  534          $  767          $   24          $   78


We lease approximately 27,000 square feet of office space at a rate of $17.00 per square foot through September 2005. The rate increases to $18.00 per square foot from October 2005 through September 2007, when the lease expires.


Recent Accounting Pronouncements
--------------------------------

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which will be effective for our fiscal year beginning January 1, 2006. We believe the adoption of this standard could have a material impact on our financial position and results of operations.

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

Related Business Risks and Assumptions
--------------------------------------

Our actual results may vary materially from the forward-looking statements made above, which have been made pursuant to the Private Securities Litigation Reform Act of 1995. We intend that such statements be subject to the safe harbor provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. Our forward-looking statements include the plans and objectives of management for future operations and relate to a variety of factors, including management's assumptions about our ability to:

     o    Gain market acceptance of our services;
     o Retain existing clients, none of whom are obligated to renew, modify or extend their contractual relationships with the Company, and attract new clients;
     o Accurately forecast and meet demands for our services, including our ability to maintain technical performance of the system as new clients are added;
     o    Maintain and improve our network assets as necessary;
     o    Continue to serve new and existing clients;
     o Improve our operational and financial systems in order to address planned growth in our operations;
     o    Develop cost-effective delivery processes for our new solutions;
     o Maintain or develop adequate pricing and profit margins on our products and services;
     o    Retain and attract qualified technical personnel;
     o Develop future enhancements to our services and control development costs of those enhancements;
     o    Operate our business in accordance with our operating budget;
     o    Obtain patent protection for our intellectual property;
     o Respond to competitive threats, including the possibility of our clients migrating to lower cost solutions, such as offshore IT development and service functions;
     o    Maintain the listing of our common stock on the Nasdaq Stock Market;
          and
     o    Raise additional capital, if needed.


If we are unable to manage the risks enumerated above, or those discussed in our Annual Report filed with the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 2004, our financial condition and results of operations could be materially adversely affected.

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

Our common stock is currently listed on the Nasdaq Stock Market. This listing is dependent on our maintaining certain minimum listing standards, including, among others, minimum bid price and minimum stockholders' equity standards. On May 5, 2005, we received a notice from Nasdaq indicating we are not in compliance with the Minimum Bid Price Rule because, for 30 consecutive business days, the bid price of our common stock closed below the $1.00 minimum per share. In accordance with the Nasdaq Marketplace Rules, we will be provided 180 calendar days, or until November 1, 2005, to regain compliance with the Minimum Bid Price Rule. If at any time before November 1, 2005, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will notify us that we have achieved compliance with the Minimum Bid Price Rule, although the Nasdaq staff has the discretion to require compliance for a period in excess of 10 consecutive business days, which is generally no more than 20 consecutive business days, under certain circumstances. If we do not regain compliance with the Minimum Bid Price Rule, by November 1, 2005, Nasdaq will notify us that our common stock will be delisted from the Nasdaq Stock Market. The notification we received from Nasdaq on May 5, 2005 has no effect on the listing of our common stock on the Nasdaq Stock Market at this time and we have not yet determined to take any action in response to the notice. In addition, based on our current estimated financial projections, we may not satisfy the $2,500,000 minimum stockholders' equity balance requirement as of the end of the second quarter of 2005. While we are evaluating alternatives to remain in compliance with this requirement, there can be no assurances that we will be able to do so. If our stockholders' equity balance were to fall below the minimum requirement, we would expect to receive a deficiency letter from Nasdaq's Listings Qualifications Department indicating we are out of compliance. If our common stock were to be delisted, trading in our common stock would then be conducted in the over-the-counter market on the OTC Bulletin Board.

As of March 31, 2005, approximately $148,000 of our total monthly contracted managed service fees of $588,000 was tied to the Channel Insight contract we entered into with our largest client in 2001. These managed service fees expire in October 2005. We are working with this client to negotiate a long-term extension of their Channel Insight contract. In addition, we continue to work with this client for purposes of selling new solutions; however, there can be no assurance that we will be successful in renewing, extending or expanding solutions for this client.

For a more comprehensive discussion of the risk factors associated with our business, please refer to the section entitled "Related Business Risks and Assumptions" in our Annual Report filed with the Securities and Exchange Commission on Form 10-KSB for the fiscal year ended December 31, 2004.

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2005, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2005, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 6.   Exhibits

     Exhibit Number       Exhibit Description
     --------------       -------------------

         10.1 Summary of the retainer compensation package for the nonemployee directors and Board of Director committee members. (A)

         10.45 Employment agreement between the Company and Don Kark dated January 28, 2005. (B)

         10.46 Amendment to employment agreement between the Company and Harry Herbst dated March 7, 2005. (B)

         10.47 Separation agreement between the Company and Michael W. Johnson dated March 22, 2005. (B)

         10.48 Loan Modification Agreement between the Company and Silicon Valley Bank dated May 14, 2005.

         31.1 Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.

         31.2 Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer.

         32               Section 1350 certifications

         -------------------------------------------------

          (A) Incorporated by reference to the Company's Current Report filed on Form 8-K on March 8, 2005.

          (B) Incorporated by reference to the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 2004.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        INFONOW CORPORATION



Date:  May 13, 2005                     By: /s/ Harold R. Herbst
                                            ----------------------------------
                                                Harold R. Herbst
                                                Interim Chief Executive Officer



Date              Title                                     Signature
----              -----                                     ---------



May 13, 2005      Interim Chief Financial Officer           /s/ James L. Medina
                  (Principal Financial and Accounting)      --------------------
                  Officer)                                  James L. Medina

                                  EXHIBIT INDEX


     Exhibit Number      Exhibit Description
     --------------      -------------------


         10.1 Summary of the retainer compensation package for the nonemployee directors and Board of Director committee members. (A)

         10.45 Employment agreement between the Company and Don Kark dated January 28, 2005. (B)

         10.46 Amendment to employment agreement between the Company and Harry Herbst dated March 7, 2005. (B)

         10.47 Separation agreement between the Company and Michael W. Johnson dated March 22, 2005. (B)

         10.48 Loan Modification Agreement between the Company and Silicon Valley Bank dated May 14, 2005.

         31.1 Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.

         31.2 Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer.

         32              Section 1350 certifications

         -------------------------------------------------

          (A) Incorporated by reference to the Company's Current Report filed on Form 8-K on March 8, 2005.

          (B) Incorporated by reference to the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 2004.