Form 10QSB
period 2005-06-30
INFONOW CORP /
filed 2005-08-12
CIK 879684

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

                                 Yes [X] No [ ]

As of August 11, 2005, there were 10,055,398 shares of the Issuer's common stock outstanding.

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

ITEM 1.  FINANCIAL STATEMENTS

         Unaudited Balance Sheet - June 30, 2005...............................3

         Unaudited Statements of Operations - For the Three and Six Months
           Ended June 30, 2005 and June 30, 2004...............................4

         Unaudited Statements of Cash Flows - For the Six Months
           Ended June 30, 2005 and June 30, 2004...............................5

         Notes to Unaudited Financial Statements...............................6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............13

ITEM 3.  CONTROLS AND PROCEDURES..............................................30


                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS................31

ITEM 6.  EXHIBITS.............................................................31

         SIGNATURES...........................................................32


                                 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                                      INFONOW CORPORATION
                                         BALANCE SHEET
                           (In Thousands, Except Share Information)
                                          (Unaudited)

                                                                                        JUNE 30,
                                                                                          2005
                                                                                        --------
                                            ASSETS
                                            ------
CURRENT ASSETS:
    Cash and cash equivalents                                                           $  3,363
    Accounts receivable:
          Billed, net of allowance of $25                                                    898
          Unbilled                                                                           307
    Prepaid expenses and other current assets                                                408
                                                                                        --------
         Total current assets                                                              4,976
                                                                                        --------

PROPERTY AND EQUIPMENT, net                                                                  349

OTHER ASSETS AND DEFERRED CHARGES                                                             37
                                                                                        --------

TOTAL ASSETS                                                                            $  5,362
                                                                                        ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------
CURRENT LIABILITIES:
    Capital leases                                                                      $     19
    Accounts payable                                                                         492
    Payroll related liabilities                                                              560
    Other liabilities                                                                         32
    Short-term deferred revenues                                                           1,530
                                                                                        --------
         Total current liabilities                                                         2,633

    Long-term deferred revenues                                                               70
    Deferred rent                                                                            104

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value; 1,712,335 shares authorized
       Series A Convertible, 213,483 shares authorized, none issued and outstanding         --
       Series B Convertible Participating Preferred Stock, 550,000 shares authorized,
         none issued and outstanding                                                        --
    Common stock, $.001 par value; 40,000,000 shares authorized; 10,055,398 issued
         and outstanding                                                                      10
    Additional paid-in capital                                                            40,146
    Accumulated deficit                                                                  (37,601)
                                                                                        --------
         Total stockholders' equity                                                        2,555
                                                                                        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $  5,362
                                                                                        ========


                       See notes to the unaudited financial statements.


                                     INFONOW CORPORATION
                                  STATEMENTS OF OPERATIONS
                        (In Thousands, Except Per Share Information)
                                         (Unaudited)



                                           Three Months Ended June 30,   Six Months Ended June 30,
                                           ---------------------------   -------------------------
                                                2005        2004             2005        2004
                                              --------    --------         --------    --------
REVENUES:
    Service and other fees                    $  1,729    $  2,422         $  3,477    $  4,735
    Implementation fees                            437         379              938         947
    Software license fees                            4          21               27         139
                                              --------    --------         --------    --------
        Total revenues                           2,170       2,822            4,442       5,821
                                              --------    --------         --------    --------

COST OF REVENUES                                 1,263       1,368            2,996       2,683
                                              --------    --------         --------    --------

GROSS MARGIN                                       907       1,454            1,446       3,138

OPERATING EXPENSES:

    Selling and marketing                          232         538              635       1,125
    Product development                            176         186              375         444
    General and administrative                     539         636            1,598       1,363
                                              --------    --------         --------    --------
        Total operating expenses                   947       1,360            2,608       2,932
                                              --------    --------         --------    --------

INCOME (LOSS) FROM OPERATIONS                      (40)         94           (1,162)        206

OTHER INCOME (EXPENSE):
    Interest income                                 18           6               33          11
    Interest expense                                (1)         (2)              (3)         (5)
                                              --------    --------         --------    --------
        Total other income                          17           4               30           6
                                              --------    --------         --------    --------

NET INCOME (LOSS)                             $    (23)   $     98         $ (1,132)   $    212
                                              ========    ========         ========    ========

NET INCOME (LOSS) PER COMMON SHARE:
    Basic                                     $   --      $    .01         $   (.11)   $    .02
    Fully diluted                             $   --      $    .01         $   (.11)   $    .02
                                              ========    ========         ========    ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    Basic                                       10,055       9,914           10,054       9,866
    Fully diluted                               10,055      10,975           10,054      11,209
                                              ========    ========         ========    ========


                      See notes to the unaudited financial statements.


                                 INFONOW CORPORATION
                              STATEMENTS OF CASH FLOWS
                                   (in Thousands)
                                     (Unaudited)

                                                               SIX MONTHS ENDED JUNE 30,
                                                                   2005        2004
                                                                  -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                             $(1,132)   $   212
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                162        219
         Loss on asset disposition                                      1       --
         Allowance for bad debt                                       (10)        12
         Changes in operating assets and liabilities:
             Accounts receivable                                      231        169
             Other current assets                                      70         64
             Other assets and deferred charges                        (11)         1
             Accounts payable                                         136        149
             Payroll related and other liabilities                     21        (55)
             Deferred revenue                                         210       (110)
                                                                  -------    -------
         Net cash provided by (used in) operating activities         (322)       661

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property and equipment                                (52)      (157)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options                            10        447
    Principal payments on debt obligations                            (37)       (34)
                                                                  -------    -------
         Net cash provided by (used in) financing activities          (27)       413

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (401)       917

CASH AND CASH EQUIVALENTS, beginning of period                      3,764      3,299
                                                                  -------    -------

CASH AND CASH EQUIVALENTS, end of period                          $ 3,363    $ 4,216
                                                                  =======    =======

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                        $     3    $     5
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

     Revenue Recognition - The Company offers its software and services to clients in two forms. The first method utilizes an application service provider, or ASP, model. Under this business model, the Company sells the right to use its software for the term of a specific agreement, and it implements and hosts that solution to meet specific client requirements. Accordingly, the Company charges the client an implementation fee, a managed service fee and, in many cases, variable monthly fees. The implementation fee and related direct costs are deferred and recognized ratably over the longer of the expected client life or contract term. Managed service fees and variable monthly fees are recognized as services are performed.

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

     The Company is not, however, currently able to establish VSOE of fair value for the software license and implementation fee elements of its contracts. Therefore, it uses the residual value method to recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"). Using this method, revenue from the managed service and software maintenance elements of a contract is recognized ratably over the term of the managed service arrangement and the software maintenance arrangement, respectively. Since the Company is currently unable to establish VSOE of fair value for the software license fee and implementation fee components of a contract and the installation services are essential to the functionality of the software, the Company applies contract accounting to both the software license and implementation elements of the arrangement in accordance with Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts ("ARB 45") and Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts ("SOP 81-1"). Accordingly, license and implementation revenues are recognized on a percentage of completion basis. As changes occur in the estimate of completion percentage, revenue recognition is adjusted accordingly. The estimate of completion percentage is based on the ratio of the actual effort spent on a project as of the financial statement date to the estimate of total effort to complete the implementation. Losses are recognized immediately if projected direct implementation costs exceed anticipated implementation revenues. Revenue from variable monthly fees is recognized as services are performed.

     The Company has historically sold its solutions primarily through direct sales efforts; however, when the Company sells solutions through a reseller channel it recognizes revenue consistent with the methods described above.

     Income Taxes - The Company accounts for its income tax assets and liabilities in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets are then reduced by a valuation allowance for amounts that do not satisfy the realization criteria of SFAS No. 109. As a result of the valuation allowance, the Company had no net deferred tax assets at June 30, 2005.

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

                                                   Three Months Ended June 30,
                                                         2005       2004
                                                       -------    -------
                                                     (In thousands, except
                                                       per share amounts)
      Net Income (Loss)
         As reported                                   $   (23)   $    98
         Add: Stock-based employee compensation
           expense included in reported net
           income, net of tax effect of $0                --         --
         Deduct: Total stock-based employee
           compensation expense determined under
           fair value based method for all
           awards, net of tax effect of $0                 (34)      (848)
                                                       -------    -------
         Pro forma                                     $   (57)   $  (750)
                                                       =======    =======

      Earnings (loss) per share:
           Basic and diluted-as reported               $  --      $   .01
           Basic and diluted-pro forma                 $  (.01)   $  (.08)

                                                    Six Months Ended June 30,
                                                         2005       2004
                                                       -------    -------
                                                     (In thousands, except
                                                       per share amounts)
      Net Income (Loss)
         As reported                                   $(1,132)   $   212
         Add: Stock-based employee compensation
           expense included in reported net
           income, net of tax effect of $0                --         --
         Deduct: Total stock-based employee
           compensation expense determined under
           fair value based method for all
           awards, net of tax effect of $0                (326)    (1,190)
                                                       -------    -------
         Pro forma                                     $(1,458)   $  (978)
                                                       =======    =======

      Earnings (loss) per share:
           Basic and diluted-as reported               $  (.11)   $   .02
           Basic and diluted-pro forma                 $  (.15)   $  (.10)


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

     During the six months ended June 30, 2005, the Company received $10,000 of proceeds from the exercise of 10,667 options by employees and former employees pursuant to the terms of the original options. During the six months ended June 30, 2004, the Company received $447,000 of proceeds from the exercise of 318,871 options by employees and former employees.

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

     The components of basic and diluted earnings per share were as follows:


                                                   Three Months Ended June 30,
                                                        2005        2004
                                                      --------    --------
                                                     (In thousands, except
                                                       per share amounts)
     Net income (loss) available for common
        shareholders (A)                              $    (23)   $     98
                                                      --------    --------
     Weighted average common shares outstanding (B)     10,055       9,914
     Dilutive effect of employee stock based
        compensation                                      --         1,061
                                                      --------    --------
     Common stock and common stock equivalents (C)      10,055      10,975
                                                      ========    ========

     Earnings (loss) per share:
     Basic (A/B)                                      $   --      $    .01
     Diluted (A/C)                                    $   --      $    .01


                                                    Six Months Ended June 30,
                                                        2005        2004
                                                      --------    --------
                                                     (In thousands, except
                                                       per share amounts)
     Net income (loss) available for common
        shareholders (A)                              $ (1,132)   $    212
                                                      --------    --------
     Weighted average common shares outstanding (B)     10,054       9,866
     Dilutive effect of employee stock based
        compensation                                      --         1,343
                                                      --------    --------
     Common stock and common stock equivalents (C)      10,054      11,209
                                                      ========    ========

     Earnings (loss) per share:
     Basic (A/B)                                      $   (.11)   $    .02
     Diluted (A/C)                                    $   (.11)   $    .02


     As of June 30, 2005, options to purchase 5,519,032 shares of common stock were outstanding, but were not included in the computation of loss per share for the three or six months ended June 30, 2005 because their effect would have been antidilutive. For the three and six months ended June 30, 2004, options to purchase 2,260,000 and 1,668,000 shares, respectively, of common stock were outstanding, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

     Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents and accounts receivable. The Company attempts to limit its credit risk associated with cash equivalents by placing the Company's financial instruments with a major institution. A majority of the Company's cash and cash equivalents balance at June 30, 2005 was in excess of federally insured limits. The Company's clients are primarily large multi-national entities located throughout the U.S. The Company grants credit, generally without collateral, to these clients under specific contractual terms. The Company has not experienced any material losses related to its accounts receivable to date, however, there can be no assurance that it will not experience material losses in the future.

     During the three and six months ended June 30, 2005, the Company earned $866,000, or 40%, and $1,728,000, or 39%, respectively, of its revenue from its largest client. During the three and six months ended June 30, 2005, this revenue consisted of $603,000 and $1,179,000, respectively, from channel visibility solutions and $263,000 and $549,000, respectively, from channel management solutions. One other organization accounted for more than 10% of the Company's revenue during the three and six months ended June 30, 2005. This client represented $326,000, or 15%, and $511,000, or 12%, respectively, of the Company's total revenue during the three and six months ended June 30, 2005. As of June 30, 2005, the Company's largest client accounted for approximately 43%, or $383,000, of the Company's net accounts receivable balance. The loss of this client, further reduction in revenues from this client, or its inability or failure to pay would have a material adverse impact on the Company's financial condition and results of operations. Two other clients individually accounted for more than 10% of the Company's net accounts receivable at June 30, 2005. These clients represented $288,000, or 32%, and $96,000, or 11%, respectively, of the Company's net accounts receivable balance at June 30, 2005. No other clients accounted for more than 10% of the Company's accounts receivable balance at June 30, 2005.

     During the three and six months ended June 30, 2004, the Company earned $1,470,000, or 52%, and $2,989,000, or 51%, respectively, of its revenue from its largest client. During the three and six months ended June 30, 2004, this revenue consisted of $1,122,000 and $2,234,000, respectively, from Channel Insight solutions and $348,000 and $755,000, respectively, from Channel Management solutions. No other organization accounted for more than 10% of the Company's revenue during the three or six months ended June 30, 2004.

     As of June 30, 2005, approximately $148,000, or 25%, of the Company's total monthly contracted managed service fees of $589,000 was tied to Channel Insight contracts with its largest client. These managed service fees expire in October 2005. The Company is working with this client to negotiate an extension to the contract associated with this solution at a reduced monthly rate. In addition, the Company continues to work with this client for purposes of selling new solutions; however, there can be no assurance that it will be successful in renewing, extending or expanding solutions for this client.

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

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Statement changes the requirements for the accounting for, and reporting of, a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. When it is impractical to determine the period-specific effect of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practical and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported as a component of income. When it is impractical to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practical. This Statement is effective for business enterprises and not-for-profit organizations for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. The Company does not believe the adoption of this standard will have a material impact on its financial position or results of operations.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis of the financial condition and results of operations for InfoNow should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere in this report. This discussion contains statements that are not historical fact. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our industry and business and include statements about markets for our software and services, planned development of products and anticipated expense and revenue levels. These forward-looking statements contain words such as "anticipate", "believe", "plan", "expect", "should" or similar language. These forward-looking statements are subject to business and economic risks. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of many factors, including those set forth in this discussion and in other documents we have filed with the Securities and Exchange Commission.

General Information and Overview

InfoNow provides channel visibility and channel management solutions, in the form of software and services, to companies that sell their products through complex networks of distributors, dealers, resellers, retailers, agents or branches (i.e., "channel partners"). Companies use our software and services to collaborate with their channel partners to create demand, increase revenues, lower operating costs and maximize the return on investment of their channel strategies. Our clients are generally companies with extensive channel partner networks, and include companies such as Apple, ATI Technologies, Bank of America, Enterasys Networks, Hewlett-Packard, Kingston, SMC Networks, The Hartford, Visa, and Wachovia Corporation. For a more comprehensive discussion of our channel visibility and channel management solutions, please refer to the section entitled "InfoNow's Software and Services" in our Annual Report filed with the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 2004.

As of June 30, 2005, we had 45 managed services clients, compared to the 42 we reported as of June 30, 2004. The increase in our client base is primarily attributable to sales of our Channel Insight solution. Despite the increase in our client base, our contracted managed service fees, which includes fees that are currently in a month-to-month contract status, decreased from $814,000 per month as of June 30, 2004, to $589,000 per month as of June 30, 2005. The decrease was primarily attributable to a $222,000 per month reduction in service fees related to the Channel Insight contract with our largest client, as well as reductions associated with other client contract renegotiations and terminations, which were only partially offset by increases in our contracted managed service fees related to new clients. Further discussion related to the Channel Insight contract with our largest client can be found in Results of Operations and Related Business Risks and Assumptions.

We have experienced extended sales cycles in recent years, which we believe were caused primarily by the following factors: i) there has been a general decline in information technology, or IT, spending in recent years and our past efforts to sell enterprise-level solutions, which typically require a significant financial commitment on the part of the client, were inconsistent with this trend; ii) the market for Channel Insight solutions is at an early stage of adoption; iii) in many instances, our sales prospects have not budgeted for the solutions we provide and, therefore, require a lengthy evaluation process prior to purchasing; iv) we have not yet implemented our Channel Insight solution for enough clients to enable us to gain significant sales leverage from client references; and v) we are susceptible to competitive threats such as clients or prospective clients outsourcing certain IT functions to other countries or attempting to implement in-house solutions similar to those that we provide in an effort to reduce costs.

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

In an effort to accelerate the sales cycle for Channel Insight we have developed a modular delivery model for this solution, wherein a prospective client can access distinct modules related to specific business needs at lower introductory price points, and add other applications incrementally. Furthermore, during the fourth quarter of 2004, we launched a limited Channel Insight offering targeted at mid-market companies. Additionally, we are working on building leveraged access to clients through strategic partner relationships. As a result of many of these initiatives, as well as other ongoing sales efforts, we signed five Channel Insight agreements with new customers in 2004 and three Channel Insight agreements with new customers thus far in 2005 through the date of this report. In addition, we experienced an increase in sales (based on the first-year value of contracts signed) in the first half of 2005 relative to the first half of 2004.

Personnel-related costs, which include salaries, vacation, fringe benefits, payroll taxes and personnel support costs such as office supplies for employees, comprised approximately 80% and 79% of our total costs in the second quarter of 2005 and 2004, respectively. Because salaries and related costs are such a significant portion of our overall costs, variation in the need for technical personnel based on the demand for our solutions, as well as fluctuations in the cost of attracting and retaining qualified technical personnel, can significantly impact our operating results.

During the second half of this year we plan to develop a software-as-a-service Channel Insight offering, which should be available in early 2006. The new service is expected to accelerate market penetration of Channel Insight by making it easier to deploy and available to a broader set of potential clients. In addition, we expect that with the software-as-a-service Channel Insight offering we will realize implementation efficiencies and related cost savings on a per-deal basis after deployment. We expect to add headcount during the second half of 2005 to support the development of this offering and anticipate that this hiring will increase our costs more quickly than our revenues in the near-term.

On February 25, 2005, we completed a workforce reduction. We eliminated four full-time positions to more effectively align our cost structure with a previously announced reduction in monthly service fees from our largest client, among other factors. In addition, we temporarily reassigned the majority of our product development employees to focus on client implementations and process improvements. Employees whose employment was terminated received one-time severance benefits, including salary, accrued vacation and health care benefits. As a result, the Company paid out approximately $36,000 in cash and recognized a related pre-tax charge of approximately $26,000 in the first quarter of 2005. In addition, to further motivate our staff since we anticipate that they will be required to take on incremental responsibilities as a result of the workforce reduction, as well as recent attrition in our staff, on March 25, 2005 we awarded a total of 352,100 stock options to our employees, which vested immediately.

On March 4, 2005, Michael W. Johnson resigned as our Chief Executive Officer, President and Chairman of our Board of Directors after having served as such and in other capacities since October 1995. Mr. Johnson, who beneficially owned approximately 15.2% of our common stock as of March 14, 2005 (assuming his exercise in full of his then outstanding vested options and warrants), will remain on our Board of Directors. In connection with Mr. Johnson's resignation we recognized approximately $330,000 in severance expense in the first quarter of 2005, of which approximately $85,000 has been paid during the first half of 2005. We expect to pay the remaining $245,000 over the period from July 2005 through October 2005. A current director, Jeffrey Peotter, has been elected Chairman of our Board of Directors. On March 7, 2005, we amended Harold R. Herbst's employment agreement to provide for his employment as our interim Chief Executive Officer for a six-month period commencing on March 4, 2005. Except to the extent necessary to reflect Mr. Herbst's appointment for six months as our interim Chief Executive Officer, we did not amend the material terms of Mr. Herbst's employment agreement, which terms are disclosed in our proxy statement filed with the SEC in connection with the 2005 annual meeting of stockholders under the caption "Employment Contracts, Termination of Employment and Change-In-Control Arrangements" and are incorporated herein by reference. On March 25, 2005, we also issued Mr. Herbst options to purchase 150,000 shares of our common stock.

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

Managed service fees and software maintenance fees:

     - The managed service fee applies to hosting and provision of the service, any reconfiguration or maintenance on the software necessary during the contract term, as well as performance of routine maintenance to client databases and core systems.
     - The variable monthly fee includes charges for system usage in excess of contractual thresholds.
     - A software maintenance fee (for clients utilizing a licensed model) includes updates to the client's software.

Other fees:

     - Variable fees included under this heading are pass-through charges for voice recordings, faxes, geocoding, and telecommunications charges, which are typically billed with an incremental administrative fee in addition to the direct charge we incur to provide these services.

We offer our solutions to clients in two forms. The first method utilizes an application service provider, or ASP, model. Under this business model, we sell the right to use our software for the term of a specific agreement, and we implement and host that solution to meet specific client requirements. Accordingly, we charge the client an implementation fee, a managed service fee and, in many cases, variable monthly fees. The implementation fee and related direct costs are deferred and recognized ratably over the longer of the expected client life or contract term in accordance with SAB 104. Because most of our initial sales contracts range from one to three years in duration, the client life is typically the longer deferral period and is estimated to be three years.

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

The second method of delivering our software and services is via a license-hosted model. Under this model, we grant our clients a perpetual license for our software. They can install our software on their own in-house systems, utilize third-party service providers for hosting, or, as is most often the case, we will host the software and perform related services under a managed services agreement.

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

If, for any solution implementation, we determine that we are unable to estimate the effort to implement a solution with a high degree of certainty we defer recognition of the revenue and related cost until project completion in accordance with SOP 81-1. Losses are recognized immediately if projected direct implementation costs exceed anticipated implementation revenues. During the three and six months ended June 30, 2005, we recognized $55,000 and $125,000, respectively, in estimated implementation losses related to projects for which direct implementation costs are projected to exceed implementation fee revenue. Revenue from variable monthly fees is recognized as services are performed.

We have historically sold our solutions primarily through direct sales efforts and reseller channels. When we sell solutions through a reseller channel we recognize revenue consistent with the methods described above.

Technical Personnel Cost Allocation
-----------------------------------

Certain members of our technical staff have the necessary skills to contribute in solution implementation and maintenance roles, as well as in product development roles. As such, we distribute our technical resources among these efforts based on the needs of the organization at a given time. The costs associated with these employees are allocated either to the cost of revenues or product development based on the estimate of hours devoted to each such category in a given period. The estimate of hours by category is derived from the data maintained in our time tracking system, which reflects the time charged by each employee to a particular project. For certain projects and ongoing system maintenance efforts, we must use judgment in designating the effort as either a cost of revenues or a product development expense. A misclassification in this regard could result in a significant impact to our gross margin; however, we believe we apply the necessary diligence in the process of designating projects to provide a reasonable basis for our estimates.

The following table summarizes the distribution of our employees on a full-time-equivalent basis as of June 30, 2005 and June 30, 2004:

                                               June 30, 2005       June 30, 2004
                                               -------------       -------------
Staff related to the Cost of Revenues               57                   56
Selling and Marketing                                3                   10
Product Development                                  5                    6
General and Administrative                           8                   11
                                                   ----                 ----
   Total Employees                                  73                   83

Included in the table above are 65 full-time employees and 8 full-time equivalent part-time employees at June 30, 2005, and 74 full-time employees and 9 full-time equivalent temporary and part-time employees at June 30, 2004.

Results of Operations

The following table summarizes the Company's results of operations for the periods indicated ($ amounts in thousands):

                                 Three Months Ended June 30,
                                      2005        2004     Change      % Change
                                     -------    -------    -------     --------
REVENUES:

Software license fees                $     4    $    21    $   (17)        (81%)
Implementation fees                      437        379         58          15%
Monthly service fees & software
   maintenance fees                    1,711      2,403       (692)        (29%)
Other fees                                18         19         (1)         (5%)
                                     -------    -------    -------
       Total revenues                  2,170      2,822       (652)        (23%)

COST OF REVENUES                       1,263      1,368       (105)         (8%)
                                     -------    -------    -------

GROSS MARGIN                             907      1,454       (547)        (38%)

OPERATING EXPENSES:
Selling and marketing                    232        538       (306)        (57%)
Product development                      176        186        (10)         (5%)
General and administrative               539        636        (97)        (15%)
                                     -------    -------    -------
       Total operating expenses          947      1,360       (413)        (30%)
                                     -------    -------    -------

INCOME (LOSS) FROM OPERATIONS            (40)        94       (134)       (143%)

OTHER INCOME (EXPENSE):
Interest income                           18          6         12         200%
Interest expense                          (1)        (2)         1          50%
                                     -------    -------    -------
       Total other income                 17          4         13         325%
                                     -------    -------    -------

NET INCOME (LOSS)                    $   (23)   $    98    $  (121)       (123%)
                                     =======    =======    =======

Comparison of the Three Months Ended June 30, 2005 with the Three Months Ended June 30, 2004.

Revenues: Our revenues consist primarily of implementation fees, software license fees and monthly service fees from new and existing clients. Total revenues decreased by $652,000 or 23%, to $2,170,000 for the three months ended June 30, 2005, from $2,822,000 for the three months ended June 30, 2004.

Monthly Service Fees and Software Maintenance Fees - Monthly service fees and software maintenance fees were $1,711,000 during the second quarter of 2005, a decrease of $692,000, or 29%, from $2,403,000 in the second quarter of 2004. The decrease is primarily due to a $666,000 reduction in service fees related to the Channel Insight contract with our largest client. In the second quarter of 2005 we reached an agreement with this client to extend many of the services associated with this contract through October 31, 2005, which included a reduction in managed service fees of $222,000 per month. Please refer to the section entitled "Related Business Risks and Assumptions" below in this Item 2 for a discussion of the risk associated with the Channel Insight contract with our largest client. We also experienced an additional $175,000 reduction in monthly service fees as a result of other client contract and service terminations. The decrease in our monthly service fees related to client contract and service terminations was partially offset by increases in service fees totaling $149,000 primarily associated with new clients and new service activations, as well as increases in variable monthly fees as a result of increased system usage by certain of our clients. The increase in variable monthly fees is net of a reversal of $104,000 in variable monthly fees that had been recorded in prior periods, which we now expect will not be collected as a result of a client contract renegotiation. Accordingly, in the second quarter of 2005 we adjusted revenue to reflect the amount that we believe is collectible. Monthly service fees and software maintenance fees comprised 79% of total revenue during the three months ended June 30, 2005, compared to 85% during the three months ended June 30, 2004.

Implementation Fees - Revenues generated from implementation fees during the three months ended June 30, 2005 increased by $58,000, or 15%, to $437,000 from $379,000 during the three months ended June 30, 2004. The increase in implementation fees is primarily attributable to $134,000 higher revenue as a result of attaining higher levels of completion percentage on projects that expand existing client solutions, as well as the implementation of new client solutions in the second quarter of 2005 compared to the second quarter of 2004. This increase in implementation fee revenue was partially offset by a $76,000 increase in revenue deferrals associated with an increase in ASP contracts sold during the second quarter of 2005, which we are required to account for in accordance with SAB 104, as discussed above. Implementation fees represented approximately 20% of our total revenue during the second quarter of 2005, compared to 13% during the second quarter of 2004.

Software License Fees - Software license fees were $4,000 in the second quarter of 2005, a decrease of $17,000 from the $21,000 of license fees during the second quarter of 2004. This decrease is primarily attributable to a reduction in the value of licenses sold. Software license fees represented less than 1% of total revenue during the three months ended June 30, 2005, compared to 1% of revenue during the three months ended June 30, 2004. In our contract negotiations we often times de-emphasize the value of a license in favor of higher monthly service fees. As a result, our software license fees have historically represented a small portion of our total revenue and we expect that this will generally be the case in the future.

Other Fees - Other fees decreased by $1,000, or 5%, to $18,000 during the three months ended June 30, 2005, from $19,000 during the three months ended June 30, 2004. The decrease in other fees is primarily attributable to a decrease in travel costs that we incurred on behalf of certain of our clients in the second quarter of 2004, which we were contractually permitted to pass through to those clients.

Cost of Revenues: Our cost of revenues includes technical personnel salaries and related personnel costs, data royalties, depreciation for server equipment, reimbursable expenses such as telecommunications and contract labor related to specific projects, co-location facility fees and other direct costs related to operating our data centers, as well as the recognition of previously deferred implementation expenses. Cost of revenues was 58% of revenues in the second quarter of 2005, compared to 48% of revenues in the second quarter of 2004. Total cost of revenues decreased $105,000 to $1,263,000 during the three months ended June 30, 2005 from $1,368,000 during the three months ended June 30, 2004. This was primarily due to a $147,000 reduction in bad debt expense as a result of reversing bad debt expense in the second quarter of 2005 that had previously been recorded in prior periods. The bad debt expense recorded in prior periods related primarily to variable monthly fees that we believed could be uncollectible as a result of client contract renegotiations. We worked with these clients during the second quarter of 2005 to resolve the collectibility issues and now expect that a portion of the previously recorded bad debt amounts will be collectible. Accordingly, we reversed the previously recorded bad debt expense associated with these fees. However, we expect that the remaining portion will not be collectible due to an ongoing client contract renegotiation. Since we adjusted our revenue to reflect only those fees that we believe are collectible, as discussed in Monthly Service Fees and Software Maintenance Fees above, we also reversed the previously recorded bad debt expense related to this revenue. Also contributing to the decrease in cost of sales was a $42,000 increase in implementation expenses associated with ASP contracts that were deferred in accordance with SAB 104. We also experienced a $10,000 reduction in personnel and personnel support costs in the second quarter of 2005 primarily due to a reduction in the average headcount throughout the second quarter of 2005 compared to the second quarter of 2004. Partially offsetting the reductions in our cost of sales associated with bad debt expense, deferred implementation expense, and personnel costs was a $99,000 increase in data center and telecommunications costs primarily associated with a refund received from a former data vendor during the second quarter of 2004, as well as the transition to a new mapping data vendor and increased system usage. The remaining $5,000 decrease in our cost of sales was due to an increase in travel costs that we incurred on behalf of certain of our clients. As discussed above, the travel costs incurred for our clients were passed through to those clients and are included in other revenue.

Operating Expenses:
-------------------

Selling and Marketing Expenses - Selling and marketing expenses consist of sales, pre-sales, marketing and business development personnel costs and related expenses, travel and entertainment, sales commissions, and advertising and promotion costs. These costs decreased to 11% of revenues during the three months ended June 30, 2005 from 19% of revenues during the three months ended June 30, 2004. The total amount of selling and marketing expenses decreased by $306,000, or 57%, to $232,000 during the three months ended June 30, 2005 from $538,000 during the three months ended June 30, 2004. The change is primarily attributable to a $158,000 decrease in personnel and personnel support costs mainly due to planned staff reductions and attrition related to our sales and marketing staff. In addition, commissions decreased $83,000 primarily due to the reduction in our revenue. We also experienced a $28,000 reduction in our public relations and advertising and promotion consulting costs, as well as $27,000 lower travel costs as a result of the reduction in our sales and marketing staff. The remaining $10,000 decrease in our selling and marketing expenses was primarily due to lower trade show costs.

Product Development Expenses - Product development expenses consist of time spent on development of our channel visibility and channel management products that is not specifically associated with a client contract. Product development expenses are primarily made up of salaries and related costs. For the three months ended June 30, 2005, product development expenses decreased $10,000, or 5%, to $176,000 from $186,000 for the three months ended June 30, 2004. This change was primarily due to a reduction in personnel and personnel support costs as a result of the workforce reduction on February 25, 2005. Product development expenses represented 8% of revenues during the three months ended June 30, 2005, compared to 7% of revenues during the three months ended June 30, 2004.

General and Administrative Expenses - General and administrative expenses relate to the personnel costs of our executive management, finance, investor relations, human resources and other corporate functions, general expenses such as legal and accounting fees, insurance and costs related to our facilities. These costs increased to 25% of revenues for the three months ended June 30, 2005, from 23% of revenues for the three months ended June 30, 2004. The total amount of general and administrative costs over the same period decreased $97,000, or 15%, to $539,000 during the second quarter of 2005 from $636,000 during the second quarter of 2004. This decrease was primarily attributable to a $98,000 reduction in personnel and personnel support costs associated with the termination of our former Chief Executive Officer in the first quarter of 2005, as well as other reductions in our full-time equivalent staffing levels. In addition, investor relations costs decreased $7,000. We also experienced $6,000 lower facilities costs primarily due to a reduction in depreciation expense as many of our older assets are now fully depreciated. The reductions in our general and administrative expenses associated with personnel costs, investor relations expenses, and facilities costs were partially offset by a $20,000 increase in professional fees primarily associated with increased legal and accounting expenses. The remaining $6,000 decrease in our general and administrative expenses was primarily due to lower travel and entertainment costs.

In the future, we expect that our head count levels, and related costs, in all functional areas will change commensurate with our needs as we execute against our business strategy.

Other Income/Expense: We had net other income of $17,000 during the three months ended June 30, 2005, compared to net other income of $4,000 for the three months ended June 30, 2004. The increase of $13,000 is primarily attributable to higher interest income on cash and cash equivalents resulting from higher interest rates during the second quarter of 2005 relative to the second quarter of 2004. In addition, we experienced lower interest expense due to a reduction in our capital lease obligations.

Net Income/Loss: Net loss for the three months ended June 30, 2005 was $23,000 compared to net income of $98,000 for the three months ended June 30, 2004, a $121,000 decrease. This decrease is primarily attributable to a $652,000, or 23%, decrease in total revenues, which was partially offset by a $518,000, or 19%, decrease in total expenses and a $13,000 increase in other income for the three months ended June 30, 2005, compared to the three months ended June 30, 2004, as discussed above in this Item 2.

The following table summarizes the Company's results of operations for the periods indicated (amounts in thousands):

                                   Six Months Ended June 30,
                                       2005        2004     Change     % Change
                                      -------    -------    -------    --------

REVENUES:

Software license fees                 $    27    $   139    $  (112)       (81%)
Implementation fees                       938        947         (9)        (1%)
Monthly service fees & software
   maintenance fees                     3,435      4,698     (1,263)       (27%)
Other fees                                 42         37          5         14%
                                      -------    -------    -------
       Total revenues                   4,442      5,821     (1,379)       (24%)

COST OF REVENUES                        2,996      2,683        313         12%
                                      -------    -------    -------

GROSS MARGIN                            1,446      3,138     (1,692)       (54%)

OPERATING EXPENSES:
Selling and marketing                     635      1,125       (490)       (44%)
Product development                       375        444        (69)       (16%)
General and administrative              1,598      1,363        235         17%
                                      -------    -------    -------
       Total operating expenses         2,608      2,932       (324)       (11%)
                                      -------    -------    -------

INCOME (LOSS) FROM OPERATIONS          (1,162)       206     (1,368)      (664%)

OTHER INCOME (EXPENSE):
Interest income                            33         11         22        200%
Interest expense                           (3)        (5)         2         40%
                                      -------    -------    -------
       Total other income (expense)        30          6         24        400%
                                      -------    -------    -------

NET INCOME (LOSS)                     $(1,132)   $   212    $(1,344)      (634%)
                                      =======    =======    =======


Comparison of the Six Months Ended June 30, 2005 with the Six Months Ended June 30, 2004.

Revenues: Total revenues decreased by $1,379,000 or 24%, to $4,442,000 for the six months ended June 30, 2005, from $5,821,000 for the six months ended June 30, 2004.

Monthly Service Fees and Software Maintenance Fees - Monthly service fees and software maintenance fees were $3,435,000 during the six months ended June 30, 2005, a decrease of $1,263,000, or 27%, from $4,698,000 during the six months ended June 30, 2004. The decrease is primarily due to a $1,332,000 reduction in service fees related to the Channel Insight contract with our largest client. We also experienced an additional $338,000 reduction in monthly service fees as a result of other client contract and service terminations. The decrease in our monthly service fees related to client contract and service terminations was partially offset by increases in service fees totaling $407,000 primarily associated with new clients and new service activations, as well as increases in variable monthly fees as a result of increased system usage by certain of our clients. Monthly service fees and software maintenance fees comprised 77% of total revenue during the six months ended June 30, 2005, compared to 81% during the six months ended June 30, 2004.

Implementation Fees - Revenues generated from implementation fees during the six months ended June 30, 2005 decreased by $9,000, or 1%, to $938,000 from $947,000 during the six months ended June 30, 2004. The decrease in implementation fees is primarily attributable to a $96,000 increase in revenue deferrals associated with an increase in ASP contracts sold during the first half of 2005, which we are required to account for under SAB 104, as discussed above. This decrease in revenue was partially offset by an increase of $87,000 due to attaining higher levels of completion percentage on projects that expand existing client solutions, as well as the implementation of new client solutions in the first half of 2005 compared to the first half of 2004. Implementation fees represented approximately 21% of our total revenue during the six months ended June 30, 2005, compared to 16% during the six months ended June 30, 2004.

Software License Fees - Software license fees were $27,000 in the first half of 2005, a decrease of $112,000, or 81%, from the $139,000 of license fees during the first half of 2004. This decrease in license fees is primarily attributable to a reduction in the value of licenses sold during the six months ended June 30, 3005 compared to the six months ended June 30, 2004. Software license fees represented approximately 1% of total revenue during the six months ended June 30, 2005, compared to 2% of revenue during the six months ended June 30, 2004.

Other Fees - Other fees increased by $5,000, or 14%, to $42,000 during the six months ended June 30, 2005, from $37,000 during the six months ended June 30, 2004. The increase in other fees is primarily attributable to an increase in travel costs that we incurred on behalf of certain of our clients, which we were contractually permitted to pass through to those clients.

Cost of Revenues: Cost of revenues was 67% of revenues in the first half of 2005 compared to 46% for the first half of 2004. Total cost of revenues increased $313,000 to $2,996,000 during the six months ended June 30, 2005 from $2,683,000 during the six months ended June 30, 2004. This was primarily due to a $225,000 increase in personnel and personnel support costs as our head count levels were higher on average during the first half of 2005 compared to the first half of 2004. In addition, data center and telecommunications costs increased by $148,000 primarily due to a refund received from a former data vendor during the second quarter of 2004, as well as the transition to a new mapping data vendor and increased system usage. We also experienced a $5,000 increase in travel costs that we incurred on behalf of certain of our clients. As discussed above, the travel costs incurred for our clients were passed through to those clients and are included in other revenue. The increases in our cost of sales related to personnel costs, data center and telecommunications expenses, and travel costs were partially offset by a $36,000 increase in implementation expenses associated with ASP contracts that were deferred in accordance with SAB 104. We also experienced a $29,000 decrease in bad debt expense primarily due to the reversal in the second quarter of 2005 of bad debt that had been recorded in prior periods, as discussed above.

Operating Expenses:
-------------------

Selling and Marketing Expenses - Selling and marketing expenses decreased to 14% of revenues during the six months ended June 30, 2005 from 19% of revenues during the six months ended June 30, 2004. The total amount of selling and marketing expenses decreased by $490,000, or 44%, to $635,000 during the six months ended June 30, 2005 from $1,125,000 during the six months ended June 30, 2004. The change is primarily attributable to a $239,000 decrease in personnel and personnel support costs mainly as a result of planned staff reductions and attrition related to our sales and marketing staff. We also experienced a $166,000 decrease in commission expense as a result of the reduction in our revenue. In addition, public relations and advertising and promotion consulting costs decreased by $38,000 and travel costs declined by $36,000 due to the reduction in our sales and marketing staff. The remaining $11,000 decrease in our sales and marketing costs was primarily due to lower trade show expenses.

Product Development Expenses - For the six months ended June 30, 2005, product development expenses decreased $69,000, or 16%, to $375,000 from $444,000 for the six months ended June 30, 2004. This change was primarily due to a reduction in personnel and personnel support costs as a result of allocating more of our existing resources to support implementation efforts, as well as the workforce reduction on February 25, 2005. Product development expenses represented 8% of revenues during the six months ended June 30, 2005 and 2004.

General and Administrative Expenses - General and administrative expenses were 36% of revenues for the six months ended June 30, 2005, compared to 23% of revenues for the six months ended June 30, 2004. The total amount of general and administrative costs increased $235,000, or 17%, to $1,598,000 during the first half of 2005 from $1,363,000 during the first half of 2004. The increase was primarily attributable to a $244,000 increase in personnel and personnel support costs mainly as a result of severance expenses incurred in conjunction with the separation agreement we entered into with our former Chief Executive Officer during the first quarter of 2005. In addition, professional fees increased $31,000 mainly due to higher audit and legal fees in the first half of 2005 compared to the first half of 2004. The increases in our general and administrative expenses associated with personnel costs and professional fees were partially offset by a $16,000 reduction in investor relations expenses. In addition, our facilities costs decreased $9,000 mainly due to lower depreciation expense since many of our older assets are now fully depreciated. The remaining $15,000 decrease in general and administrative expenses is primarily due to lower travel and entertainment costs.

Other Income/Expense: We had net other income of $30,000 during the six months ended June 30, 2005, compared to net other income of $6,000 for the six months ended June 30, 2004. The increase of $24,000 is primarily attributable to an increase in interest income on cash and cash equivalents, as well as lower interest expense due to a reduction in our capital lease obligations.

Income Taxes: InfoNow has paid no income taxes since its inception and has not recorded a benefit for income taxes due to valuation allowances provided against net deferred tax assets, which consist primarily of operating loss carryforwards.

Net Income/Loss: Net loss for the six months ended June 30, 2005 was $1,132,000 compared to net income of $212,000 for the six months ended June 30, 2004, a $1,344,000 decrease. This decrease is primarily attributable to a $1,379,000, or 24%, decrease in total revenue, which was partially offset by a $24,000 increase in other income and an $11,000 decrease in total costs during the six months ended June 30, 2005, compared to the six months ended June 30, 2004, as discussed above in this Item 2.

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

We had cash and cash equivalents of $3,363,000 at June 30, 2005, compared to $4,216,000 at June 30, 2004. Our total cash use for the six months ended June 30, 2005 was $401,000 compared to $917,000 in cash generated during the six months ended June 30, 2004. The decrease of $1,318,000 was primarily due to a $983,000 decrease in cash flows from our operating activities, which was caused primarily by our net loss in the first half of 2005. In addition, cash flows from our financing activities decreased $440,000 primarily as a result of a decrease in proceeds from stock option exercises in the first half of 2005 relative to the first half of 2004. The decreases in our cash flow associated with our operating and financing activities were partially offset by a $105,000 reduction in cash used in investing activities mainly due to a reduction in the purchase of property and equipment for our data centers and corporate office. The changes in our total cash flow for the first half of 2005 compared to the first half of 2004 are discussed below in more detail.

Net cash used by operating activities during the six months ended June 30, 2005 was $322,000, compared to $661,000 of cash generated by operating activities during the six months ended June 30, 2004. The decrease of $983,000 was primarily due to the $1,344,000 increase in our net loss. Changes in the adjustments to reconcile net income to net cash provided by operating activities are as follows:

     o $57,000 reduction in depreciation and amortization since many of our data center and corporate office assets have become fully depreciated without corresponding asset purchases;
     o $22,000 decrease in the allowance for bad debt primarily due to reversing bad debt during the second quarter of 2005 that had been recorded in prior periods;
     o $13,000 decrease in accounts payable primarily due to payments made against our accrued liabilities during the first half of 2005;
     o $6,000 increase in other assets and deferred charges mainly due to prepaid insurance payments and increases in deferred implementation expenses;
     o $320,000 increase in deferred revenue primarily due to cash received from clients who prepaid their annual service fees in accordance with their contract terms, as well as unearned revenue related to solutions sold during 2005 for which implementation has not yet been completed;

     o $76,000 increase in payroll related and other liabilities primarily due to an accrual for the cost we incurred in conjunction with the separation agreement we entered into with our former Chief Executive Officer during the first quarter of 2005;
     o $62,000 increase in accounts receivable mainly due to an increase in unbilled revenues associated with one client's variable monthly fees; and
     o $1,000 increase in the loss on asset disposition in the first quarter of 2005.

Cash used in investing activities decreased to $52,000 for the six months ended June 30, 2005 compared to $157,000 for the six months ended June 30, 2004. The change of $105,000 is due to a decrease in purchases of computer hardware and software for our data centers and corporate office. We have plans to increase our capital expenditures throughout the remainder of 2005 primarily to support the development of an enhanced version of our Channel Insight solution, to upgrade or replace some of our existing data center hardware and software, and to add new equipment to support anticipated growth in our client base.

Net cash used in financing activities during the second quarter of 2005 was $27,000, compared to cash generated by financing activities of $413,000 during the second quarter of 2004. The decrease of $440,000 was caused by a $437,000 decrease in cash received from stock option exercises and a $3,000 increase in capital lease payments.

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

The following table summarizes the Company's contractual payments and obligations by period (amounts in thousands):


Contractual Obligations                         Payment Due by Period
                                      Total   Less Than  1-3     4 - 5   After 5
                                               1 year    years   years    years
                                      ------   ------   ------   ------   ------
Capital Lease Obligations             $   19   $   19   $ --     $ --     $ --
Operating Leases                       1,108      489      619     --       --
Minimum Royalties                        135       12       24       24       75
                                      ------   ------   ------   ------   ------
Total Contractual Cash Obligation     $1,262   $  520   $  643   $   24   $   75


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

In May 2005, the FASB issued SFAS No. 154, Accounting for Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3, which will be effective for fiscal periods beginning after December 31, 2005. We do not believe the adoption of this standard will have a material impact on our financial position or results of operations.

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

Related Business Risks and Assumptions
--------------------------------------

Our actual results may vary materially from the forward-looking statements made above, which have been made pursuant to the Private Securities Litigation Reform Act of 1995. We intend that such statements be subject to the safe harbor provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. Our forward-looking statements include the plans and objectives of management for future operations and relate to a variety of factors, including management's assumptions about our ability to:

     o    Gain market acceptance of our services;
     o Retain existing clients, none of whom are obligated to renew, modify or extend their contractual relationships with the Company, and attract new clients;
     o Accurately forecast and meet demands for our services, including our ability to maintain technical performance of the system as new clients are added;
     o    Maintain and improve our network assets as necessary;
     o    Continue to serve new and existing clients;
     o Improve our operational and financial systems in order to address planned growth in our operations;
     o    Develop cost-effective delivery processes for our new solutions;
     o Maintain or develop adequate pricing and profit margins on our products and services;
     o    Retain and attract qualified technical personnel;
     o Develop future enhancements to our services and control development costs of those enhancements;
     o    Operate our business in accordance with our operating budget;
     o    Obtain patent protection for our intellectual property;
     o Respond to competitive threats, including the possibility of our clients migrating to lower cost solutions, such as offshore IT development and service functions;
     o    Develop and maintain relationships with strategic selling partners;
     o    Maintain the listing of our common stock on the Nasdaq Stock Market;
          and
     o    Raise additional capital, if needed.

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

Our common stock is currently listed on the Nasdaq Stock Market. This listing is dependent on our maintaining certain minimum listing standards, including, among others, minimum bid price and minimum stockholders' equity standards. On May 5, 2005, we received a notice from Nasdaq indicating we are not in compliance with the Minimum Bid Price Rule because, for 30 consecutive business days, the bid price of our common stock closed below the $1.00 minimum per share. In accordance with the Nasdaq Marketplace Rules, we will be provided 180 calendar days, or until November 1, 2005, to regain compliance with the Minimum Bid Price Rule. If at any time before November 1, 2005, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will notify us that we have achieved compliance with the Minimum Bid Price Rule, although the Nasdaq staff has the discretion to require compliance for a period in excess of 10 consecutive business days, which is generally no more than 20 consecutive business days, under certain circumstances. As of the date of this report, the bid price of our common stock remained below the $1.00 minimum per share. If we do not regain compliance with the Minimum Bid Price Rule by November 1, 2005, Nasdaq will notify us that our common stock will be delisted from the Nasdaq Stock Market. The notification we received from Nasdaq on May 5, 2005 has no effect on the listing of our common stock on the Nasdaq Stock Market at this time and we have not yet determined to take any action in response to the notice. In addition, based on our current estimated financial projections, we may not satisfy the $2,500,000 minimum stockholders' equity balance requirement as of the end of the third quarter of 2005. While we are evaluating alternatives to remain in compliance with this requirement, there can be no assurances that we will be able to do so. If our stockholders' equity balance were to fall below the minimum requirement, we would expect to receive a deficiency letter from Nasdaq's Listings Qualifications Department indicating we are out of compliance. If our common stock were to be delisted, trading in our common stock would then be conducted in the over-the-counter market on the OTC Bulletin Board.

As of June 30, 2005, approximately $148,000, or 25%, of our total monthly contracted managed service fees of $589,000 was tied to Channel Insight contracts with our largest client. These managed service fees expire in October 2005. We are working with this client to negotiate an extension to their Channel Insight contract at a reduced monthly rate. In addition, we continue to work with this client for purposes of selling new solutions; however, there can be no assurance that we will be successful in renewing, extending or expanding solutions for this client.

For a more comprehensive discussion of the risk factors associated with our business, please refer to the section entitled "Related Business Risks and Assumptions" in our Annual Report filed with the Securities and Exchange Commission on Form 10-KSB for the fiscal year ended December 31, 2004.


Item 3. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2005, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2005, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Securities Holders

     The Company held its annual meeting of stockholders on May 12, 2005. In connection with the annual meeting, pursuant to Regulation 14A under the Securities Act of 1934, we furnished our stockholders with a definitive proxy statement with respect to the matters acted upon. At the meeting, four directors were re-elected to their positions to serve until the next annual meeting of our stockholders or until their successors are elected and have qualified. The following votes were cast with respect to the election of directors:

                                                   For              Withheld

     Michael W. Johnson                         8,931,502           581,530
     Duane Wentworth                            9,455,593            57,439
     Jeffrey Peotter                            9,431,183            81,849
     Allan Spies                                9,458,393            54,639



Item 6. Exhibits

     Exhibit Number  Exhibit Description
     --------------  -------------------

     10.1 Amendment to Employment Agreement by and between InfoNow Corporation and Mark W. Geene, dated March 28, 2005.

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



                                            INFONOW CORPORATION



Date:  August 12, 2005                      By: /s/ Harry R. Herbst
                                            ------------------------
                                            Harry R. Herbst, Interim Chief
                                            Executive Officer



Date                 Title                                   Signature
----                 -----                                   ---------



August 12, 2005      Interim Chief Financial Officer         /s/ James L. Medina
                     (Principal Financial and Accounting)    -------------------
                     Officer)                                James L. Medina

                                  EXHIBIT INDEX



Exhibit Number       Exhibit Description
--------------       -------------------

10.1 Amendment to Employment Agreement by and between InfoNow Corporation and Mark W. Geene, dated March 28, 2005.

31.1                 Rule 13a-14(a)/15d-14(a) certification of Principal
                     Executive Officer.

31.2                 Rule 13a-14(a)/15d-14(a) certification of Principal
                     Financial Officer.

32                   Section 1350 certifications.