Form 10QSB
period 2005-09-30
INFONOW CORP /
filed 2005-11-14
CIK 879684

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes [ ] No [X]

As of November 11, 2005, there were 10,055,398 shares of the Issuer's common stock outstanding.

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

ITEM 1.  FINANCIAL STATEMENTS

         Unaudited Balance Sheet - September 30, 2005..........................3

         Unaudited Statements of Operations - For the Three and Nine Months
           Ended September 30, 2005 and September 30, 2004.....................4

         Unaudited Statements of Cash Flows - For the Nine Months
           Ended September 30, 2005 and September 30, 2004.....................5

         Notes to Unaudited Financial Statements...............................6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............14

ITEM 3.  CONTROLS AND PROCEDURES..............................................33


                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS.............................................................34

         SIGNATURES...........................................................35


                                  PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                                       INFONOW CORPORATION
                                          BALANCE SHEET
                           (In Thousands, Except Share Information)
                                           (Unaudited)

                                                                                      SEPTEMBER 30,
                                                                                          2005
                                                                                        --------
                                     ASSETS
                                     ------
CURRENT ASSETS:
    Cash and cash equivalents                                                           $  3,373
    Accounts receivable:
          Billed, net of allowance of $10                                                    964
          Unbilled                                                                           110
    Prepaid expenses and other current assets                                                569
                                                                                        --------
         Total current assets                                                              5,016
                                                                                        --------

PROPERTY AND EQUIPMENT, net                                                                  320

OTHER ASSETS AND DEFERRED CHARGES                                                            190
                                                                                        --------

TOTAL ASSETS                                                                            $  5,526
                                                                                        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
    Accounts payable                                                                    $    501
    Payroll related liabilities                                                              497
    Other liabilities                                                                         41
    Short-term deferred revenues                                                           1,759
                                                                                        --------
         Total current liabilities                                                         2,798

    Long-term deferred revenues                                                               88
    Deferred rent                                                                             83

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value; 1,712,335 shares authorized
       Series A Convertible, 213,483 shares authorized, none issued and outstanding         --
       Series B Convertible Participating Preferred Stock, 550,000 shares authorized,
         none issued and outstanding                                                        --
    Common stock, $.001 par value; 40,000,000 shares authorized; 10,055,398 issued
         and outstanding                                                                      10
    Additional paid-in capital                                                            40,146
    Accumulated deficit                                                                  (37,599)
                                                                                        --------
         Total stockholders' equity                                                        2,557
                                                                                        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $  5,526
                                                                                        ========


                        See notes to the unaudited financial statements.


                                    INFONOW CORPORATION
                                 STATEMENTS OF OPERATIONS
                       (In Thousands, Except Per Share Information)
                                        (Unaudited)



                                               Three Months Ended      Nine Months Ended
                                                  September 30,           September 30,
                                              --------------------    --------------------
                                                2005        2004        2005        2004
                                              --------    --------    --------    --------
REVENUES:
    Service and other fees                    $  1,969    $  2,462    $  5,446    $  7,197
    Implementation fees                            352         190       1,290       1,137
    Software license fees                            1          (3)         28         136
                                              --------    --------    --------    --------
        Total revenues                           2,322       2,649       6,764       8,470
                                              --------    --------    --------    --------

COST OF REVENUES                                 1,448       1,545       4,444       4,228
                                              --------    --------    --------    --------

GROSS MARGIN                                       874       1,104       2,320       4,242

OPERATING EXPENSES:

    Selling and marketing                          238         487         873       1,612
    Product development                            129         216         504         660
    General and administrative                     527         763       2,125       2,126
                                              --------    --------    --------    --------
        Total operating expenses                   894       1,466       3,502       4,398
                                              --------    --------    --------    --------

LOSS FROM OPERATIONS                               (20)       (362)     (1,182)       (156)

OTHER INCOME (EXPENSE):
    Interest income                                 21           9          54          20
    Interest expense                              --            (2)         (3)         (7)
                                              --------    --------    --------    --------
        Total other income                          21           7          51          13
                                              --------    --------    --------    --------

NET INCOME (LOSS)                             $      1    $   (355)   $ (1,131)   $   (143)
                                              ========    ========    ========    ========

NET INCOME (LOSS) PER COMMON SHARE:
    Basic                                     $   --      $   (.04)   $   (.11)   $   (.01)
    Fully diluted                             $   --      $   (.04)   $   (.11)   $   (.01)
                                              ========    ========    ========    ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    Basic                                       10,055       9,961      10,054       9,898
    Fully diluted                               10,071       9,961      10,054       9,898
                                              ========    ========    ========    ========


                     See notes to the unaudited financial statements.


                                 INFONOW CORPORATION
                              STATEMENTS OF CASH FLOWS
                                   (in Thousands)
                                     (Unaudited)

                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                   2005        2004
                                                                  -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                      $(1,131)   $  (143)
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                239        314
         Loss on asset disposition                                      1         13
         Allowance for bad debt                                       (25)        28
         Changes in operating assets and liabilities:
             Accounts receivable                                      377         25
             Other current assets                                     (91)       150
             Other assets and deferred charges                        (35)         1
             Accounts payable                                         151        338
             Payroll related and other liabilities                    (53)       (54)
             Deferred revenue                                         457       (200)
                                                                  -------    -------
         Net cash provided by (used in) operating activities         (110)       472

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property and equipment                               (106)      (232)
    Capitalized software costs                                       (129)      --
                                                                  -------    -------
         Net cash used in investing activities                       (235)      (232)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options                            10        456
    Principal payments on debt obligations                            (56)       (51)
                                                                  -------    -------
         Net cash provided by (used in) financing activities          (46)       405

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (391)       645

CASH AND CASH EQUIVALENTS, beginning of period                      3,764      3,299
                                                                  -------    -------

CASH AND CASH EQUIVALENTS, end of period                          $ 3,373    $ 3,944
                                                                  =======    =======

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                        $     2    $     7
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

                                         5

                               INFONOW CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------------------------

     Organization and Business Activity - Unless otherwise indicated, all references in this Form 10-QSB to "InfoNow", "we", "our", or the "Company" refer to InfoNow Corporation. The Company was incorporated under the laws of the State of Delaware on October 29, 1990. The Company provides channel visibility and channel management solutions, in the form of software and services, to companies that sell their products through complex networks of distributors, dealers, resellers, retailers, agents or branches (i.e., "channel partners"). Companies use InfoNow's software and services to collaborate with their channel partners to create demand, increase revenues, lower operating costs, calculate sales commissions, and maximize the return on investment of their channel strategies.

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

     Capitalized Software Product Development Costs - Capitalized software product development costs consist of technical personnel salaries, overhead related to technical personnel, and the cost of the facilities they occupy. The Company allocates these costs to the software product based on the amount of time an employee devotes directly to the product development effort in relation to that employee's total time worked during a given period. In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, software development costs are required to be expensed until the point that technological feasibility of the product is established which the Company has determined to be when a working model is complete. Once technological feasibility is established, such costs are required to be capitalized until the product is available for general release to customers. The establishment of technological feasibility and continuing evaluation of the recoverability of the capitalized software development costs requires management's judgment with respect to the impact of external factors such as future revenue, estimated economic life and changes in software and hardware technologies. Periodic amortization of capitalized software development costs will be based on either (a) the ratio that current period revenues for the product bear to the total estimated revenue for that product or (b) the straight-line method over the estimated economic life of the product, whichever results in a larger amortization expense. The Company capitalized $129,000 of software development costs during the three and nine months ended September 30, 2005. No software development costs were capitalized for product development efforts that took place prior to 2005 because the period between technological feasibility and general availability was short and costs qualifying for capitalization were insignificant. The Company has not begun amortizing capitalized software development costs because the related product is not yet available for general release to customers.

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

     The Company has historically sold its solutions primarily through direct sales efforts; however, when the Company sells solutions through a reseller channel it recognizes revenue consistent with the methods described above. Fees owed to the Company's selling partners in conjunction with reseller channel sales are included in the cost of revenues.

     Income Taxes - The Company accounts for its income tax assets and liabilities in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets are then reduced by a valuation allowance for amounts that do not satisfy the realization criteria of SFAS No. 109. As a result of the valuation allowance, the Company had no net deferred tax assets at September 30, 2005.

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

                                                Three Months Ended September 30,
                                                       2005        2004
                                                      -------    -------
                                                        (In thousands,
                                                   except per share amounts)
       Net Income (Loss)
          As reported                                  $    1    $  (355)
          Add: Stock-based employee compensation
            expense included in reported net
            income, net of tax effect of $0              --         --
          Deduct: Total stock-based employee
            compensation expense determined under
            fair value based method for all
            awards, net of tax effect of $0              (152)      (417)
                                                      -------    -------
          Pro forma                                   $  (151)   $  (772)
                                                      =======    =======

       Earnings (loss) per share:
            Basic and diluted-as reported             $  --      $  (.04)
            Basic and diluted-pro forma               $  (.01)   $  (.08)


                                                Nine Months Ended September 30,
                                                       2005        2004
                                                      -------    -------
                                                         (In thousands,
                                                   except per share amounts)
       Net Loss
          As reported                                 $(1,131)   $  (143)
          Add: Stock-based employee compensation
            expense included in reported net
            income, net of tax effect of $0              --         --
          Deduct: Total stock-based employee
            compensation expense determined under
            fair value based method for all
            awards, net of tax effect of $0              (478)    (1,607)
                                                      -------    -------
          Pro forma                                   $(1,609)   $(1,750)
                                                      =======    =======

       Earnings (loss) per share:
            Basic and diluted-as reported             $  (.11)   $  (.01)
            Basic and diluted-pro forma               $  (.16)   $  (.18)

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

     During the nine months ended September 30, 2005, the Company received $10,000 of proceeds from the exercise of 10,667 options by employees and former employees pursuant to the terms of the original options. During the nine months ended September 30, 2004, the Company received $456,000 of proceeds from the exercise of 329,260 options by employees and former employees.

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

     The components of basic and diluted earnings per share were as follows:



                                                Three Months Ended September 30,
                                                        2005       2004
                                                       -------   -------
                                                        (In thousands,
                                                   except per share amounts)
       Net income (loss) available for common
          shareholders (A)                             $     1   $  (355)
                                                       -------   -------
       Weighted average common shares
          outstanding (B)                               10,055     9,961
       Dilutive effect of employee stock based
          compensation                                      16      --
                                                       -------   -------
       Common stock and common stock
          equivalents (C)                               10,071     9,961
                                                       =======   =======

       Earnings (loss) per share:
       Basic (A/B)                                     $  --     $  (.04)
       Diluted (A/C)                                   $  --     $  (.04)

                                                Nine Months Ended September 30,
                                                      2005        2004
                                                    --------    --------
                                                        (In thousands,
                                                  except per share amounts)
       Net income (loss) available for common
          shareholders (A)                          $ (1,131)   $   (143)
                                                    --------    --------
       Weighted average common shares
          outstanding (B)                             10,054       9,898
       Dilutive effect of employee stock based
          compensation                                  --          --
                                                    --------    --------
       Common stock and common stock
          equivalents (C)                             10,054       9,898
                                                    ========    ========

       Earnings (loss) per share:
       Basic (A/B)                                  $   (.11)   $   (.01)
       Diluted (A/C)                                $   (.11)   $   (.01)


     For the three months ended September 30, 2005 options to purchase 5,457,528 shares of common stock were outstanding, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. For the nine months ended September 30, 2005, options to purchase 5,814,529 shares of common stock were outstanding, but were not included in the computation of diluted EPS for the nine months ended September 30, 2005 because their effect would have been antidilutive. As of September 30, 2004, options to purchase 5,684,865 shares of common stock were outstanding, but were not included in the computation of diluted EPS for the three and nine months ended September 30, 2004 because their effect would have been antidilutive.

     Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents and accounts receivable. The Company attempts to limit its credit risk associated with cash equivalents by placing the Company's financial instruments with a major institution. A majority of the Company's cash and cash equivalents balance at September 30, 2005 was in excess of federally insured limits. The Company's clients are primarily large multi-national entities located throughout the U.S. The Company grants credit, generally without collateral, to these clients under specific contractual terms. The Company has not experienced any material losses related to its accounts receivable to date, however, there can be no assurance that it will not experience material losses in the future.

     During the three and nine months ended September 30, 2005, the Company earned $800,000, or 34%, and $2,528,000, or 37%, respectively, of its revenue from its largest client. During the three and nine months ended September 30, 2005, this revenue consisted of $483,000 and $1,663,000, respectively, from channel visibility solutions and $317,000 and $865,000, respectively, from channel management solutions. One other organization accounted for more than 10% of the Company's revenue during the three and nine months ended September 30, 2005. This client represented $253,000, or 11%, and $764,000, or 11%, respectively, of the Company's total revenue during the three and nine months ended September 30, 2005.

     As of September 30, 2005, the Company's largest client accounted for approximately 28%, or $269,000, of the Company's net accounts receivable balance. The loss of this client, further significant reduction in revenues from this client, or its inability or failure to pay would have a material adverse impact on the Company's financial condition and results of operations. Two other clients individually accounted for more than 10% of the Company's net accounts receivable at September 30, 2005. These clients represented $193,000, or 20%, and $103,000, or 11%, respectively, of the Company's net accounts receivable balance at September 30, 2005. No other clients accounted for more than 10% of the Company's accounts receivable balance at September 30, 2005.

     During the three and nine months ended September 30, 2004, the Company earned $1,429,000, or 54%, and $4,417,000, or 52%, of its revenue from its largest client. During the three and nine months ended September 30, 2004, this revenue consisted of $1,134,000 and $3,367,000, respectively, from Channel Insight solutions and $295,000 and $1,050,000, respectively, from Channel Management solutions. No other organization accounted for more than 10% of the Company's revenue during the three or nine months ended September 30, 2004.

     As of September 30, 2005, approximately $148,000, or 25%, of the Company's total monthly contracted managed service fees of $600,000 was attributable to Channel Insight contracts with its largest client. These managed service fees expired on October 31, 2005 and, in November 2005, the client agreed to a contract extension through April 30, 2006 at a reduced monthly fee of $120,000. The contract extension includes an early termination provision under which the client, if it requests termination prior to April 30, 2006, would be required to pay the Company a fee of $15,000 per month for each month remaining in the contract term. The Company expects to work with this client to negotiate a longer-term extension to the contract associated with this solution. In addition, the Company continues to work with this client for purposes of selling new solutions; however, there can be no assurance that it will be successful in renewing, extending or expanding solutions for this client.

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

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Statement changes the requirements for the accounting for, and reporting of, a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. When it is impractical to determine the period-specific effect of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practical and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported as a component of income. When it is impractical to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practical. This Statement is effective for business enterprises and not-for-profit organizations for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of this standard will have a material impact on its financial position or results of operations.


2.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

     The Company leases approximately 27,000 square feet of office space at a rate of $17.00 per square foot through September 2005. The rate increased to $18.00 per square foot effective October 2005 through September 2007, when the lease expires. Rent expense is recognized on a straight-line basis over the term of the lease. The difference between cash payments for rent and the straight-line rent expense is recorded as deferred rent on the Company's balance sheet.

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

General Information and Overview

InfoNow provides channel visibility and channel management solutions, in the form of software and services, to companies that sell their products through complex networks of distributors, dealers, resellers, retailers, agents or branches (i.e., "channel partners"). Companies use our software and services to collaborate with their channel partners to create demand, increase revenues, lower operating costs and maximize the return on investment of their channel strategies. Our clients are generally companies with extensive channel partner networks, and include companies such as Apple, Hewlett-Packard, Juniper Networks, NEC Display Solutions of America, The Hartford, Visa, and Wachovia Corporation. For a more comprehensive discussion of our channel visibility and channel management solutions, please refer to the section entitled "InfoNow's Software and Services" in our Annual Report filed with the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 2004.

As of September 30, 2005, we had 47 managed services clients, compared to the 43 we reported as of September 30, 2004. The increase in our client base is primarily attributable to sales of our Channel Insight solution. Despite the increase in our client base, our contracted managed service fees, which includes fees that are currently in a month-to-month contract status, decreased from $804,000 per month as of September 30, 2004, to $600,000 per month as of September 30, 2005. The decrease was primarily attributable to a $222,000 per month reduction in service fees related to the Channel Insight contract with our largest client, as well as reductions associated with other client contract renegotiations and terminations, which were only partially offset by increases in our contracted managed service fees related to new clients. Further discussion related to the Channel Insight contract with our largest client can be found in Results of Operations and Related Business Risks and Assumptions.

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

As a result of these and other factors, it is difficult for us to accurately predict the demand for our solutions, as well as the value we will receive upon selling them. In addition, our implementation cycles have, in some cases, extended substantially beyond our initial estimates, which has delayed our ability to recognize license, implementation and service fee revenue in certain periods. As a result of these challenges, among other things, our revenues can fluctuate substantially from quarter to quarter.

In an effort to accelerate the sales cycle for Channel Insight we have developed a modular delivery model for this solution, wherein a prospective client can access distinct modules related to specific business needs at lower introductory price points, and add other applications incrementally. Furthermore, during the fourth quarter of 2004, we launched a limited Channel Insight offering. Additionally, we are working on building leveraged access to clients through strategic partner relationships. As a result of many of these initiatives, as well as other ongoing sales efforts, we signed five Channel Insight agreements with new customers in 2004 and seven Channel Insight agreements with new customers thus far in 2005 through the date of this report. In addition, we experienced an increase in sales (based on the first-year value of contracts signed) during the first nine months of 2005 relative to the first nine months of 2004.

Personnel-related costs, which include salaries, vacation, fringe benefits, payroll taxes and personnel support costs such as office supplies for employees, comprised approximately 73% and 76% of our total costs in the third quarter of 2005 and 2004, respectively. Because salaries and related costs are such a significant portion of our overall costs, variation in the need for technical personnel based on the demand for our solutions, as well as fluctuations in the cost of attracting and retaining qualified technical personnel, can significantly impact our operating results.

During the third quarter of 2005 we continued to develop a software-as-a-service, or On-Demand, Channel Insight offering, which should be available in early 2006. The new On-Demand service is expected to accelerate market penetration of Channel Insight by making it easier to deploy and available to a broader set of potential clients. In addition, we expect that with the On-Demand Channel Insight offering we will realize implementation efficiencies and related cost savings on a per-deal basis after deployment. We added three employees and two contractors to our technical staff during the third quarter of 2005 to support the development of this offering and we expect to add further headcount during the fourth quarter of 2005. We anticipate that our recent and planned hiring will increase our costs more quickly than our revenues in the near-term. As a result, we expect to incur a loss and use cash in the fourth quarter of 2005.

On February 25, 2005, we completed a workforce reduction. We eliminated four full-time positions to more effectively align our cost structure with a previously announced reduction in monthly service fees from our largest client, among other factors. In addition, we temporarily reassigned the majority of our product development employees to focus on client implementations and process improvements. Employees whose employment was terminated received one-time severance benefits, including salary, accrued vacation and health care benefits. As a result, the Company paid out approximately $36,000 in cash and recognized a related pre-tax charge of approximately $26,000 in the first quarter of 2005. In addition, to further motivate our staff, we awarded a total of 352,100 stock options to our employees, which vested immediately.

On March 4, 2005, Michael W. Johnson resigned as our Chief Executive Officer, President and Chairman of our Board of Directors. Mr. Johnson remains on our Board of Directors. In connection with Mr. Johnson's resignation we recognized approximately $330,000 in severance expense in the first quarter of 2005, of which approximately $151,000 was paid during the first nine months of 2005. We paid the remaining $179,000 in October 2005. An existing director, Jeffrey Peotter, was elected Chairman of our Board of Directors. On March 7, 2005, we amended Harold R. Herbst's employment agreement to provide for his employment as our interim Chief Executive Officer for a six-month period commencing on March 4, 2005. Except to the extent necessary to reflect Mr. Herbst's appointment for nine months as our interim Chief Executive Officer, we did not materially alter the terms of Mr. Herbst's employment agreement, which terms are disclosed in our proxy statement filed with the SEC in connection with the 2005 annual meeting of stockholders under the caption "Employment Contracts, Termination of Employment and Change-In-Control Arrangements" and are incorporated herein by reference. On March 25, 2005, we also issued Mr. Herbst options to purchase 150,000 shares of our common stock. In September 2005, we entered into a revised employment agreement with Mr. Herbst extending his term as our interim Chief Executive Officer until April 30, 2007. Mr. Herbst's annual salary was increased from $225,000 to $250,000. Except to the extent necessary to reflect extension of Mr. Herbst's term as our interim Chief Executive Officer and his salary increase, we did not materially alter the terms of Mr. Herbst's previous employment agreement.

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

If, for any solution implementation, we determine that we are unable to estimate the effort to implement a solution with a high degree of certainty we defer recognition of the revenue and related cost until project completion in accordance with SOP 81-1. Losses are recognized immediately if projected direct implementation costs exceed anticipated implementation revenues. During the three and nine months ended September 30, 2005, we recognized $35,000 and $160,000, respectively, in estimated implementation losses related to projects for which direct implementation costs are projected to exceed implementation fee revenue. Revenue from variable monthly fees is recognized as services are performed.

We have historically sold our solutions primarily through direct sales efforts and reseller channels. When we sell solutions through a reseller channel we recognize revenue consistent with the methods described above. Fees owed to our selling partners in conjunction with reseller channel sales are included in the cost of revenues.

Capitalized Software Product Development Costs
----------------------------------------------

Capitalized software product development costs consist of technical personnel salaries, overhead related to technical personnel, and the cost of the facilities they occupy. We allocate these costs to the software product based on the amount of time an employee devotes directly to the product development effort in relation to that employee's total time worked during a given period. In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, software development costs are required to be expensed until the point that technological feasibility of the product is established which we have determined to be when a working model is complete. Once technological feasibility is established, such costs are required to be capitalized until the product is available for general release to customers. The establishment of technological feasibility and continuing evaluation of the recoverability of the capitalized software development costs requires management's judgment with respect to the impact of external factors such as future revenue, estimated economic life and changes in software and hardware technologies. Periodic amortization of capitalized software development costs will be based on either (a) the ratio that current period revenues for the product bear to the total estimated revenue for that product or (b) the straight-line method over the estimated economic life of the product, whichever results in a larger amortization expense. We capitalized $129,000 of software development costs during the three and nine months ended September 30, 2005. No software development costs were capitalized for product development efforts that took place prior to 2005 because the period between technological feasibility and general availability was short and costs qualifying for capitalization were insignificant. We have not begun amortizing capitalized software development costs because the related product is not yet available for general release to customers.

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

The following table summarizes the distribution of our employees on a full-time-equivalent basis as of September 30, 2005 and September 30, 2004:

                                                September 30,    September 30,
                                                    2005             2004
                                                    ----             ----
Staff related to the Cost of Revenues                59               66
Selling and Marketing                                 3               10
Product Development                                   6                7
General and Administrative                            9               11
                                                    ----             ----
   Total Employees                                   77               94

Included in the table above are 70 full-time employees and 7 full-time equivalent part-time employees at September 30, 2005, and 83 full-time employees and 11 full-time equivalent temporary and part-time employees at September 30, 2004. In addition to the employees in the table above, our staff included three contractors as of September 30, 2005 and 2004.

Results of Operations

The following table summarizes the Company's results of operations for the periods indicated ($ amounts in thousands):

                                Three Months Ended September 30,
                                       2005        2004     Change     % Change
                                      -------    -------    -------    --------
REVENUES:

Software license fees                 $     1    $    (3)   $     4    $   133%
Implementation fees                       352        190        162         85%
Monthly service fees & software
   maintenance fees                     1,948      2,441       (493)       (20%)
Other fees                                 21         21       --            0%
                                      -------    -------    -------
       Total revenues                   2,322      2,649       (327)       (12%)

COST OF REVENUES                        1,448      1,545        (97)        (6%)
                                      -------    -------    -------

GROSS MARGIN                              874      1,104       (230)       (21%)

OPERATING EXPENSES:
Selling and marketing                     238        487       (249)       (51%)
Product development                       129        216        (87)       (40%)
General and administrative                527        763       (236)       (31%)
                                      -------    -------    -------
       Total operating expenses           894      1,466       (572)       (39%)
                                      -------    -------    -------

LOSS FROM OPERATIONS                      (20)      (362)       342         94%

OTHER INCOME (EXPENSE):
Interest income                            21          9         12        133%
Interest expense                         --           (2)         2        100%
                                      -------    -------    -------
       Total other income                  21          7         14        200%
                                      -------    -------    -------

NET INCOME (LOSS)                     $     1    $  (355)   $   356        100%
                                      =======    =======    =======



Comparison of the Three Months Ended September 30, 2005 with the Three Months Ended September 30, 2004.

Revenues: Our revenues consist primarily of implementation fees, software license fees and monthly service fees from new and existing clients. Total revenues decreased by $327,000 or 12%, to $2,322,000 for the three months ended September 30, 2005, from $2,649,000 for the three months ended September 30, 2004.

Monthly Service Fees and Software Maintenance Fees - Monthly service fees and software maintenance fees were $1,948,000 during the third quarter of 2005, a decrease of $493,000, or 20%, from $2,441,000 in the third quarter of 2004. The decrease is primarily due to a $666,000 reduction in service fees related to the Channel Insight contract with our largest client. In the second quarter of 2005 we reached an agreement with this client to extend many of the services associated with this contract through October 31, 2005, which included a reduction in managed service fees of $222,000 per month. Please refer to the section entitled "Related Business Risks and Assumptions" below in this Item 2 for a discussion of the risk associated with the Channel Insight contract with our largest client. We also experienced an additional $176,000 reduction in monthly service fees as a result of other client contract and service terminations. The decrease in our monthly service fees related to the reduction in fees associated with the Channel Insight contract with our largest client and client contract and service terminations was partially offset by a $120,000 increase in service fee revenue due to a settlement associated with a client contract termination. We also experienced other increases in service fees totaling $229,000 primarily associated with new clients and new service activations, as well as increases in variable monthly fees as a result of increased system usage by certain of our clients. Monthly service fees and software maintenance fees comprised 84% of total revenue during the three months ended September 30, 2005, compared to 92% during the three months ended September 30, 2004.

Implementation Fees - Revenues generated from implementation fees during the three months ended September 30, 2005 increased by $162,000, or 85%, to $352,000 from $190,000 during the three months ended September 30, 2004. The increase in implementation fees is primarily attributable to $200,000 higher revenue as a result of attaining higher levels of completion percentage on projects that expand existing client solutions, as well as the implementation of new client solutions in the third quarter of 2005 compared to the third quarter of 2004. This increase in implementation fee revenue was partially offset by a $37,000 increase in revenue deferrals associated with an increase in ASP contracts sold during 2005, which we are required to account for in accordance with SAB 104, as discussed above. Implementation fees represented approximately 15% of our total revenue during the third quarter of 2005, compared to 7% during the third quarter of 2004.

Software License Fees - Software license fees were $1,000 in the third quarter of 2005, an increase of $4,000 from the ($3,000) of license fees during the third quarter of 2004. This increase is primarily the result of a reduction in the estimated completion percentage for one of our Channel Insight solution implementations during the third quarter of 2004. Software license fees represented less than 1% of total revenue during the three months ended September 30, 2005 and 2004. Our software license fees have historically represented a small portion of our total revenue and we expect that this will generally be the case in the future.

Other Fees - Other fees remained flat at $21,000 during the three months ended September 30, 2005 and 2004.

Cost of Revenues: Our cost of revenues includes technical personnel salaries and related personnel costs, data royalties, depreciation for server equipment, reimbursable expenses such as telecommunications and contract labor related to specific projects, co-location facility fees and other direct costs related to operating our data centers, as well as the recognition of previously deferred implementation expenses and partner commission costs. Cost of revenues was 62% of revenues in the third quarter of 2005, compared to 58% of revenues in the third quarter of 2004. Total cost of revenues decreased $97,000 to $1,448,000 during the three months ended September 30, 2005 from $1,545,000 during the three months ended September 30, 2004. This was primarily due to an $89,000 reduction in personnel costs, as a result of a reduction in headcount in the third quarter of 2005 compared to the third quarter of 2004, as well as allocating more of our technical staff to support product development efforts. Also contributing to the decrease in cost of sales was a $51,000 increase in implementation expenses associated with ASP contracts that were deferred in accordance with SAB 104. We also experienced a $43,000 reduction in bad debt expense primarily as a result of reversing bad debt expense in the third quarter of 2005 that had been recorded in prior periods. This reversal was necessary because we collected cash for a trade receivable that we originally believed had a high likelihood of being uncollectible. In addition, contract labor costs decreased by $24,000 due to a reduction in the use of external resources to assist with the implementation and maintenance of our Channel Insight and Channel Management solutions. The decreases in our cost of sales associated with personnel costs, deferred implementation expense, bad debt expense and contract labor costs were partially offset by a $56,000 increase in our data center and telecommunications costs primarily due to the transition to a new mapping data vendor and increased system usage. In addition, partner commission costs increased by $54,000 as a result of leveraging one of our strategic partner relationships for a Channel Insight agreement we signed during the third quarter of 2005.

Operating Expenses:
-------------------

Selling and Marketing Expenses - Selling and marketing expenses consist of sales, pre-sales, marketing and business development personnel costs and related expenses, travel and entertainment, sales commissions, and advertising and promotion costs. These costs decreased to 10% of revenues during the three months ended September 30, 2005 from 18% of revenues during the three months ended September 30, 2004. The total amount of selling and marketing expenses decreased by $249,000, or 51%, to $238,000 during the three months ended September 30, 2005 from $487,000 during the three months ended September 30, 2004. The change is primarily attributable to a $163,000 decrease in personnel and personnel support costs mainly due to planned staff reductions and attrition related to our sales and marketing staff. In addition, commissions decreased $33,000 primarily due to the reduction in our revenue. We also experienced a $22,000 reduction in recruiting costs because we incurred fees related to the hiring of a sales representative in the third quarter of 2004, whereas we did not hire any new sales personnel during the third quarter of 2005. Travel costs also decreased by $22,000 primarily as a result of the reduction in our sales and marketing staff. The remaining $9,000 reduction in our selling and marketing expenses was primarily due to lower public relations and advertising and promotion consulting costs.

Product Development Expenses - Product development expenses consist of time spent on development of our channel visibility and channel management products that is not specifically associated with a client contract. Product development expenses are primarily made up of salaries and related costs. For the three months ended September 30, 2005, product development expenses decreased $87,000, or 40%, to $129,000 from $216,000 for the three months ended September 30, 2004. This change was primarily due to the capitalization of $129,000 in software product development costs during the third quarter of 2005, which was partially offset by a $42,000 increase in costs primarily associated with allocating more of our existing resources to support product development efforts. Product development expenses represented 6% of revenues during the three months ended September 30, 2005, compared to 8% of revenues during the three months ended September 30, 2004.

General and Administrative Expenses - General and administrative expenses relate to the personnel costs of our executive management, finance, investor relations, human resources and other corporate functions, general expenses such as legal and accounting fees, insurance and costs related to our facilities. These costs decreased to 23% of revenues for the three months ended September 30, 2005, from 29% of revenues for the three months ended September 30, 2004. The total amount of general and administrative costs over the same period decreased $236,000, or 31%, to $527,000 during the third quarter of 2005 from $763,000 during the third quarter of 2004. This decrease was primarily attributable to a $183,000 reduction in personnel and personnel support costs associated with the termination of our former Chief Executive Officer in the first quarter of 2005, as well as other reductions in our full-time equivalent staffing levels and $85,000 of one-time severance expense incurred in the third quarter of 2004. In addition, our facilities costs decreased by $31,000, which was primarily due to one-time sales and use tax expenses incurred during the third quarter of 2004, as well as $7,000 lower rent expense as a result of capitalizing the portion of this cost that is related to product development efforts. We also experienced a $12,000 reduction in professional fees mainly due to external legal and accounting costs, and insurance costs declined by $7,000 primarily due to negotiated rate reductions in our insurance policies. The remaining $3,000 reduction in our general and administrative expenses was primarily due to a reduction in travel and entertainment costs.

In the future, we expect that our head count levels, and related costs, in all functional areas will change commensurate with our needs as we execute against our business strategy.

Other Income/Expense: We had net other income of $21,000 during the three months ended September 30, 2005, compared to net other income of $7,000 for the three months ended September 30, 2004. The increase of $14,000 is primarily attributable to higher interest income on cash and cash equivalents resulting primarily from higher interest rates during the third quarter of 2005 relative to the third quarter of 2004. In addition, we experienced lower interest expense due to a reduction in our capital lease obligations.

Net Income/Loss: Net income for the three months ended September 30, 2005 was $1,000 compared to net loss of $355,000 for the three months ended September 30, 2004, a $356,000 increase. This increase is primarily attributable to a $669,000, or 22%, decrease in total expenses, and a $14,000 increase in other income, which were partially offset by a $327,000, or 12%, decrease in total revenues for the three months ended September 30, 2005, compared to the three months ended September 30, 2004, as discussed above in this Item 2.

The following table summarizes the Company's results of operations for the periods indicated (amounts in thousands):

                                Nine months Ended September 30,
                                       2005        2004     Change     % Change
                                      -------    -------    -------    --------
REVENUES:

Software license fees                 $    28    $   136    $  (108)       (79%)
Implementation fees                     1,290      1,137        153        (13%)
Monthly service fees & software
   maintenance fees                     5,383      7,140     (1,757)       (25%)
Other fees                                 63         57          6         11%
                                      -------    -------    -------
       Total revenues                   6,764      8,470     (1,706)       (20%)

COST OF REVENUES                        4,444      4,228        216          5%
                                      -------    -------    -------

GROSS MARGIN                            2,320      4,242     (1,922)       (45%)

OPERATING EXPENSES:
Selling and marketing                     873      1,612       (739)       (46%)
Product development                       504        660       (156)       (24%)
General and administrative              2,125      2,126         (1)         0%
                                      -------    -------    -------
       Total operating expenses         3,502      4,398       (896)       (20%)
                                      -------    -------    -------

LOSS FROM OPERATIONS                   (1,182)      (156)    (1,026)      (658%)

OTHER INCOME (EXPENSE):
Interest income                            54         20         34        170%
Interest expense                           (3)        (7)         4         57%
                                      -------    -------    -------
       Total other income (expense)        51         13         38        292%
                                      -------    -------    -------

NET LOSS                              $(1,131)   $  (143)   $  (988)      (691%)
                                      =======    =======    =======



Comparison of the Nine months Ended September 30, 2005 with the Nine months Ended September 30, 2004.

Revenues: Total revenues decreased by $1,706,000 or 20%, to $6,764,000 for the nine months ended September 30, 2005, from $8,470,000 for the nine months ended September 30, 2004.

Monthly Service Fees and Software Maintenance Fees - Monthly service fees and software maintenance fees were $5,383,000 during the nine months ended September 30, 2005, a decrease of $1,757,000, or 25%, from $7,140,000 during the nine months ended September 30, 2004. The decrease is primarily due to a $1,998,000 reduction in service fees related to the Channel Insight contract with our largest client. We also experienced an additional $501,000 reduction in monthly service fees as a result of other client contract and service terminations. The decreases in our monthly service fees related to the Channel Insight contract with our largest client and other client contract and service terminations were partially offset by increases in service fees totaling $622,000 primarily associated with new clients and new service activations, as well as increases in variable monthly fees as a result of increased system usage by certain of our clients. In addition, we experienced a $120,000 increase in service fee revenue due to a settlement associated with a client contract termination. Monthly service fees and software maintenance fees comprised 80% of total revenue during the nine months ended September 30, 2005, compared to 84% during the nine months ended September 30, 2004.

Implementation Fees - Revenues generated from implementation fees during the nine months ended September 30, 2005, increased by $153,000, or 13%, to $1,290,000 from $1,137,000 during the nine months ended September 30, 2004. The increase in implementation fees is primarily attributable to a $287,000 increase in revenue associated with attaining higher levels of completion percentage on projects that expand existing client solutions, as well as the implementation of new client solutions in the first nine months of 2005 compared to the first nine months of 2004. This increase in revenue was partially offset by a $134,000 increase in revenue deferrals associated with an increase in ASP contracts sold during the first nine months of 2005, which we are required to account for under SAB 104, as discussed above. Implementation fees represented approximately 19% of our total revenue during the nine months ended September 30, 2005, compared to 13% during the nine months ended September 30, 2004.

Software License Fees - Software license fees were $28,000 during the nine months ended September 30, 2005, a decrease of $108,000, or 79%, from the $136,000 of license fees during the nine months ended September 30, 2004. This decrease in license fees is primarily attributable to a reduction in the value of licenses sold during the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004. Software license fees represented less than 1% of total revenue during the nine months ended September 30, 2005, compared to 2% of revenue during the nine months ended September 30, 2004.

Other Fees - Other fees increased by $6,000, or 11%, to $63,000 during the nine months ended September 30, 2005, from $57,000 during the nine months ended September 30, 2004. The increase in other fees is primarily attributable to an increase in travel costs that we incurred on behalf of certain of our clients, which we were contractually permitted to pass through to those clients.

Cost of Revenues: Cost of revenues was 66% of revenues during the nine months ended September 30, 2005 compared to 50% during the nine months ended September 30, 2004. Total cost of revenues increased $216,000 to $4,444,000 during the nine months ended September 30, 2005 from $4,228,000 during the nine months ended September 30, 2004. This was primarily due to a $206,000 increase in data center and telecommunications costs due to a refund received from a former data vendor in 2004, as well as the transition to a new mapping data vendor and increased system usage. In addition, personnel and personnel support costs increased by $136,000 as our head count levels were higher on average during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Partner commission costs also increased by $66,000 as a result of leveraging one of our strategic partner relationships for a Channel Insight agreement we signed during the third quarter of 2005. We also experienced a $6,000 increase in travel costs that we incurred on behalf of certain of our clients. As discussed above, the travel costs incurred for our clients were passed through to those clients and are included in other revenue. The increases in our cost of sales related to data center and telecommunications expenses, personnel costs, and travel costs were partially offset by an $86,000 increase in implementation expenses associated with ASP contracts that were deferred in accordance with SAB 104. We also experienced a $72,000 decrease in bad debt expense primarily due to the reversal in the second quarter of 2005 of bad debt that had been recorded in prior periods. The bad debt expense recorded in prior periods related primarily to variable monthly fees that we believed could be uncollectible as a result of client contract renegotiations. We worked with these clients during the second quarter of 2005 to resolve the collectibility issues and, in the third quarter of 2005, we collected a portion of the previously recorded bad debt amounts. Accordingly, we reversed the previously recorded bad debt expense associated with these fees. The remaining $40,000 decrease in our cost of sales was primarily attributable to lower contract labor costs as a result of a reduction in the use of external resources to assist with the implementation and maintenance of our Channel Insight and Channel Management solutions.

Operating Expenses:
-------------------

Selling and Marketing Expenses - Selling and marketing expenses decreased to 13% of revenues during the nine months ended September 30, 2005 from 19% of revenues during the nine months ended September 30, 2004. The total amount of selling and marketing expenses decreased by $739,000, or 46%, to $873,000 during the nine months ended September 30, 2005 from $1,612,000 during the nine months ended September 30, 2004. The change is primarily attributable to a $403,000 decrease in personnel and personnel support costs mainly as a result of planned staff reductions and attrition related to our sales and marketing staff. We also experienced a $199,000 decrease in commission expense as a result of the reduction in our revenue. In addition, travel costs decreased by $59,000 due to the reduction in our sales and marketing staff. We also experienced a $47,000 reduction in public relations and advertising and promotion consulting costs. Recruiting fees also declined by $23,000 because we incurred fees related to the hiring of a sales representative during the nine months ended September 30, 2004, whereas we did not hire any new sales personnel during the nine months ended September 30, 2005. The remaining $8,000 decrease in our sales and marketing costs was primarily due to lower trade show expenses.

Product Development Expenses - For the nine months ended September 30, 2005, product development expenses decreased $156,000, or 24%, to $504,000 from $660,000 for the nine months ended September 30, 2004. This change was primarily due to the capitalization of $129,000 in software product development costs during the third quarter of 2005, as well as lower bonus expenses. Product development expenses represented 7% of revenues during the nine months ended September 30, 2005, compared to 8% of revenues during the nine months ended September 30, 2004.

General and Administrative Expenses - General and administrative expenses were 31% of revenues for the nine months ended September 30, 2005, compared to 25% of revenues for the nine months ended September 30, 2004. The total amount of general and administrative costs decreased $1,000, or less than 1%, to $2,125,000 during the nine months ended September 30, 2005 from $2,126,000 during the nine months ended September 30, 2004. The decrease was primarily attributable to a $48,000 decrease in our facilities costs, which was mainly due to lower depreciation expense since many of our older assets are now fully depreciated, as well as lower rent expense as a result of capitalizing the portion of this cost that is related to product development efforts. Travel and entertainment costs and investor relations expenses also decreased by $17,000 and $15,000, respectively. The decreases in our general and administrative expenses associated with facilities costs, travel costs, and investor relations expenses were partially offset by a $61,000 increase in personnel and personnel support costs mainly as a result of severance expenses incurred in conjunction with the separation agreement we entered into with our former Chief Executive Officer during the first quarter of 2005. The increase associated with these severance expenses was partially offset by an $85,000 reduction in severance expense associated with an employee that was terminated in 2004. We also experienced an $18,000 increase in professional fees mainly due to higher audit and legal fees during the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004.

Other Income/Expense: We had net other income of $51,000 during the nine months ended September 30, 2005, compared to net other income of $13,000 for the nine months ended September 30, 2004. The increase of $38,000 is primarily attributable to an increase in interest income on cash and cash equivalents, as well as lower interest expense due to a reduction in our capital lease obligations.

Income Taxes: InfoNow has paid no income taxes since its inception and has not recorded a benefit for income taxes due to valuation allowances provided against net deferred tax assets, which consist primarily of operating loss carryforwards.

Net Income/Loss: Net loss for the nine months ended September 30, 2005, was $1,131,000 compared to net loss of $143,000 for the nine months ended September 30, 2004, a $988,000 increase. This increase is primarily attributable to a $1,706,000, or 20%, decrease in total revenue, which was partially offset by a $680,000, or 8%, decrease in total costs and a $38,000 increase in other income during the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, as discussed above in this Item 2.



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

We had cash and cash equivalents of $3,373,000 at September 30, 2005, compared to $3,944,000 at September 30, 2004. Our total cash use for the nine months ended September 30, 2005, was $391,000 compared to $645,000 in cash generated during the nine months ended September 30, 2004. The decrease of $1,036,000 was primarily due to a $582,000 decrease in cash flows from our operating activities, which was caused primarily by the increase in our net loss during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. In addition, cash flows from our financing activities decreased $451,000 primarily as a result of a decrease in proceeds from stock option exercises in the first nine months of 2005 relative to the first nine months of 2004. We also experienced a $3,000 increase in cash used in our investing activities, which was primarily due to a $129,000 increase in capitalized software costs, partially offset by a $126,000 reduction in the purchase of property and equipment for our data centers and corporate office. The changes in our total cash flow for the first nine months of 2005 compared to the first nine months of 2004 are discussed below in more detail.

Net cash used by operating activities during the nine months ended September 30, 2005 was $110,000, compared to $472,000 of cash generated by operating activities during the nine months ended September 30, 2004. The decrease of $582,000 was primarily due to the $988,000 increase in our net loss. Changes in the adjustments to reconcile net income to net cash provided by operating activities are as follows:

     o $277,000 increase in other assets and deferred charges mainly due to prepaid rent and insurance payments;
     o $186,000 decrease in accounts payable and payroll related and other liabilities primarily due to paying down our accruals and trade accounts payable;
     o $75,000 reduction in depreciation and amortization since many of our data center and corporate office assets have become fully depreciated without corresponding asset purchases;
     o $53,000 decrease in the allowance for bad debt primarily due to reversing bad debt during 2005 that had been recorded in prior periods;
     o    $12,000 decrease in loss on asset dispositions;
     o $657,000 increase in deferred revenue primarily due to cash received from clients who prepaid their annual service fees in accordance with their contract terms, as well as unearned revenue related to solutions sold during 2005 for which implementation has not yet been completed; and
     o $352,000 decrease in accounts receivable mainly due to significant collections of trade accounts receivable during 2005.


Cash used in investing activities increased to $235,000 for the nine months ended September 30, 2005 compared to $232,000 for the nine months ended September 30, 2004. The change of $3,000 is primarily due to a $129,000 increase in capitalized software costs, partially offset by a $126,000 decrease in purchases of computer hardware and software for our data centers and corporate office. We have plans to increase our capital expenditures throughout the remainder of 2005 primarily to support the development of an enhanced version of our Channel Insight solution, to upgrade or replace some of our existing data center hardware and software, and to add new equipment to support anticipated growth in our client base.

Net cash used in financing activities during the nine months ended September 30, 2005, was $46,000, compared to cash generated by financing activities of $405,000 during the nine months ended September 30, 2004. The decrease of $451,000 was caused by a $446,000 decrease in cash received from stock option exercises and a $5,000 increase in capital lease payments.

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

The following table summarizes the Company's contractual payments and obligations by period (amounts in thousands):

Contractual Obligations                          Payment Due by Period
                                      Total   Less Than   1-3    4 - 5   After 5
                                               1 year    years   years    years
                                       ----    ------    -----   -----    -----
Operating Leases                       $867     $372      $495    $--     $--
Minimum Royalties                       132       12        24      24      72
                                       ----     ----      ----    ----    ----
Total Contractual Cash Obligation      $999     $384      $519    $ 24    $ 72


We lease approximately 27,000 square feet of office space at a rate of $17.00 per square foot through September 2005. The rate increased to $18.00 per square foot effective October 2005 through September 2007, when the lease expires.

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

     o Improve our operational and financial systems in order to address planned growth in our operations;
     o    Develop cost-effective delivery processes for our new solutions;
     o Maintain or develop adequate pricing and profit margins on our products and services;
     o    Retain and attract qualified personnel;
     o Develop future enhancements to our services timely and control development costs of those enhancements;
     o    Operate our business in accordance with our operating budget;
     o    Obtain patent protection for our intellectual property;
     o Respond to competitive threats, including the possibility of our clients migrating to lower cost solutions, such as offshore IT development and service functions;
     o    Develop and maintain relationships with strategic selling partners;
     o    Maintain the listing of our common stock on the Nasdaq Stock Market;
          and
     o    Raise additional capital, if needed.

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

Our common stock is currently listed on the Nasdaq Stock Market. This listing is dependent on our maintaining certain minimum listing standards, including, among others, minimum bid price and minimum stockholders' equity standards. As previously disclosed by us on Form 8-K, on November 2, 2005 we received a notice from the Nasdaq Stock Market indicating that we are not in compliance with Nasdaq Marketplace Rule 4310(c)(4) (the "Minimum Bid Price Rule"), and as a result our common stock will be delisted at the opening of business on November 11, 2005, unless we request a hearing in accordance with the Nasdaq Marketplace Rules. The Minimum Bid Price Rule requires that the bid price of our common stock remain above $1.00 for continued inclusion in the Nasdaq SmallCap Market. We were initially notified on May 5, 2005, that our stock had closed below the minimum bid price for 30 consecutive business days. In accordance with the Nasdaq Marketplace Rules, we were granted 180 calendar days, or until November 1, 2005, to regain compliance with the Minimum Bid Price Rule. We were unable to regain compliance with the Minimum Bid Price Rule prior to November 1, 2005 and we are not eligible for an additional compliance period because we do not meet the Nasdaq SmallCap Market initial inclusion requirements. We have requested a hearing of a Listing Qualifications Panel to review the Nasdaq staff's delisting determination, and the hearing date has been scheduled for December 1, 2005. The request for a hearing is expected to stay the delisting of our common stock pending the Panel's decision. If our appeal is denied by the Panel, our common stock will be delisted. Notwithstanding the outcome of our appeal of the Nasdaq staff's delisting determination related to the Minimum Bid Price Rule, our current estimated financial projections indicate that we may not satisfy the $2,500,000 minimum stockholders' equity balance requirement as of the end of the fourth quarter of 2005. While we are evaluating alternatives to remain in compliance with this requirement, there can be no assurances that we will be able to do so. If our stockholders' equity balance were to fall below the minimum requirement, we would expect to receive a separate deficiency letter from Nasdaq's Listings Qualifications Department indicating we are out of compliance. If our stock is delisted, we expect that our common stock will trade in the "Pink Sheets" and/or on the OTC Bulletin Board; however, our stock may not be eligible to trade in the "Pink Sheets" and/or on the OTC Bulletin Board immediately. Our stock may become eligible if one or more market makers makes application to register in and quote our common stock in accordance with SEC Rule 15c2-11 and such application is cleared. Only a market maker, not the Company, may file the required application. There can be no assurance that such an application will be made and cleared or that our common stock will be eligible for trading or quotation on any alternative exchange or market. Furthermore, delisting of our common stock from trading on the Nasdaq National Market would likely adversely affect the price and liquidity of our common stock and could adversely affect our ability to issue additional securities or to secure additional financing. In addition, if our shares were not listed and the trading price of our shares was less than $5.00 per share, our shares could be subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended, which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving a purchaser's written consent prior to any transaction. In such case, our securities could also be deemed to be a "penny stock" under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in those shares, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of our securities.

As of September 30, 2005, approximately $148,000, or 25%, of our total monthly contracted managed service fees of $600,000 was attributable to Channel Insight contracts with our largest client. These managed service fees expired on October 31, 2005 and, in November 2005, the client agreed to a contract extension through April 30, 2006 at a reduced monthly fee of $120,000. The contract extension includes an early termination provision under which the client, if it requests termination prior to April 30, 2006, would be required to pay us a fee of $15,000 per month for each month remaining in the contract term. We expect to work with this client to negotiate a longer-term extension to their Channel Insight contract. In addition, we continue to work with this client for purposes of selling new solutions; however, there can be no assurance that we will be successful in renewing, extending or expanding solutions for this client.

For a more comprehensive discussion of the risk factors associated with our business, please refer to the section entitled "Related Business Risks and Assumptions" in our Annual Report filed with the Securities and Exchange Commission on Form 10-KSB for the fiscal year ended December 31, 2004.

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2005, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2005, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 6. Exhibits

     Exhibit Number     Exhibit Description
     --------------     -------------------

     10.1 Employment Agreement by and between InfoNow Corporation and Harry Herbst, dated September 27, 2005.

     10.2 Employment Agreement by and between InfoNow Corporation and James Medina, dated September 27, 2005.

     10.3 Employment Agreement by and between InfoNow Corporation and Don Kark, dated September 27, 2005.

     10.4 Employment Agreement by and between InfoNow Corporation and Mark W. Geene, dated September 27, 2005.

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



                                            INFONOW CORPORATION



Date:  November 14, 2005                    By: /s/ Harry R. Herbst
                                            -----------------------
                                            Harry R. Herbst, Interim Chief
                                            Executive Officer



Date                 Title                                   Signature
----                 -----                                   ---------



November 14, 2005    Interim Chief Financial Officer         /s/ James L. Medina
                     (Principal Financial and Accounting)    -------------------
                     Officer)                                James L. Medina

                                  EXHIBIT INDEX



     Exhibit Number     Exhibit Description
     --------------     -------------------

     10.1 Employment Agreement by and between InfoNow Corporation and Harry Herbst, dated September 27, 2005.

     10.2 Employment Agreement by and between InfoNow Corporation and James Medina, dated September 27, 2005.

     10.3 Employment Agreement by and between InfoNow Corporation and Don Kark, dated September 27, 2005.

     10.4 Employment Agreement by and between InfoNow Corporation and Mark W. Geene, dated September 27, 2005.

     31.1               Rule 13a-14(a)/15d-14(a) certification of Principal
                        Executive Officer.

     31.2               Rule 13a-14(a)/15d-14(a) certification of Principal
                        Financial Officer.

     32                 Section 1350 certifications.